Form 10-Q
period 2018-10-31
Elastic N.V.
filed 2018-12-12
CIK 1707753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38675

Elastic N.V.

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 West El Camino Real, Suite 350
Mountain View, California 94040
(Address of principal executive offices)
(650) 458-2620

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2018, the registrant had 70,973,965 ordinary shares, €0.01 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (including changes in sales and marketing, research and development and general and administrative expenses), and our ability to achieve, and maintain, future profitability;

•	market acceptance of our products;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our ability to maintain the security and availability of our software;
•	our ability to maintain and expand our customer base, including by attracting new customers;
•	our ability to maintain or increase our Net Expansion Rate;
•	our ability to develop new offerings, or enhancements to our existing offerings, and bring them to market in a timely manner;
•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•	our business model and our ability to effectively manage our growth and associated investments;
•	beliefs and objectives for future operations, including regarding our estimated total addressable market;
•	our relationships with third parties, including partners;
•	our ability to maintain, protect and enhance our intellectual property rights;
•	our ability to successfully defend litigation brought against us;
•	our ability to successfully expand in our existing markets and into new markets;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	the attraction and retention of qualified employees and key personnel;
•	our use of the net proceeds from the initial public offering; and
•	the future trading prices of our ordinary shares.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Elastic N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	October 31, 2018	April 30, 2018
Assets
Current assets:
Cash and cash equivalents	$318,564	$50,941
Restricted cash	2,283	668
Accounts receivable, net of allowance for doubtful accounts of $1,604 and $776 as of October 31, 2018 and April 30, 2018, respectively	54,512	53,233
Deferred contract acquisition costs	15,721	12,125
Prepaid expenses and other current assets	18,524	15,261
Total current assets	409,604	132,228
Property and equipment, net	4,104	4,536
Goodwill	19,964	19,182
Intangible assets, net	8,176	8,297
Deferred contract acquisition costs, non-current	7,147	5,954
Deferred offering costs	-	242
Deferred tax assets	3,036	3,946
Other assets	7,500	8,628
Total assets	$459,531	$183,013
Liabilities, Redeemable Convertible Preferred Shares and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$9,827	$2,176
Accrued expenses and other liabilities	16,866	11,816
Accrued compensation and benefits	16,458	15,191
Deferred revenue	116,255	95,929
Total current liabilities	159,406	125,112
Deferred revenue, non-current	11,024	6,632
Other liabilities, non-current	5,215	3,877
Total liabilities	175,645	135,621
Commitments and contingencies (Note 7)
Redeemable convertible preference shares, par value €0.001 per share; No shares authorized, issued, or outstanding as of October 31, 2018; 29,026,193 shares authorized; 28,939,466 shares issued and outstanding as of April 30, 2018	-	200,921
Shareholders’ (deficit) equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2018; 0 shares authorized, issued and outstanding as of April 30, 2018	-	-
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 70,948,987 shares issued and outstanding as of October 31, 2018	722	-
Ordinary shares, par value of €0.001 per share; 72,000,000 shares authorized; 0 and 33,232,955 shares issued and outstanding as of October 31, 2018 and April 30, 2018, respectively	-	33
Treasury stock; 35,937 shares (repurchased at an average price of $10.30 per share)	(369)	(369)
Additional paid-in capital	546,219	62,542
Accumulated other comprehensive loss	(1,795)	(961)
Accumulated deficit	(260,891)	(214,774)
Total shareholders’ (deficit) equity	283,886	(153,529)
Total liabilities, redeemable convertible preference shares and shareholders’ (deficit) equity	$459,531	$183,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data) (unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Revenue
License - self-managed	$10,204	$6,456	$17,444	$11,105
Subscription - self-managed and SaaS	48,232	28,326	92,601	53,068
Total subscription revenue	58,436	34,782	110,045	64,173
Professional services	5,139	2,256	10,174	4,509
Total revenue	63,575	37,038	120,219	68,682
Cost of revenue
Cost of license - self-managed	97	97	194	194
Cost of subscription - self-managed and SaaS	12,870	6,254	23,071	11,236
Total cost of revenue - subscription	12,967	6,351	23,265	11,430
Cost of professional services	5,620	2,609	10,879	4,944
Total cost of revenue	18,587	8,960	34,144	16,374
Gross profit	44,988	28,078	86,075	52,308
Operating expenses
Research and development	25,332	12,182	44,313	23,006
Sales and marketing	34,634	16,905	65,056	33,952
General and administrative	12,092	6,117	22,191	11,650
Total operating expenses	72,058	35,204	131,560	68,608
Operating loss	(27,070)	(7,126)	(45,485)	(16,300)
Other income (expense), net	264	86	860	(638)
Loss before income taxes	(26,806)	(7,040)	(44,625)	(16,938)
Provision for income taxes	733	987	1,492	1,056
Net loss	$(27,539)	$(8,027)	$(46,117)	$(17,994)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.63)	$(0.25)	$(1.20)	$(0.57)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	43,978,770	31,684,020	38,471,641	31,561,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands) (unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Net loss	$(27,539)	$(8,027)	$(46,117)	$(17,994)
Other comprehensive loss:
Foreign currency translation adjustments	(96)	(1,535)	(834)	(475)
Other comprehensive loss	(96)	(1,535)	(834)	(475)
Total comprehensive loss	$(27,635)	$(9,562)	$(46,951)	$(18,469)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Redeemable Convertible Preference Shares

and Shareholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible				Treasury	Additional	Other		Total
	Preference Shares		Ordinary Shares		Shares	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balances at April 30, 2018	28,939,466	$200,921	33,232,955	$33	$(369)	$62,542	$(961)	$(214,774)	$(153,529)
Change in par value upon conversion from B.V. to N.V.	-	-	-	303	-	(303)	-	-	-
Conversion of redeemable convertible preference shares to ordinary shares upon initial public offering	(28,939,466)	(200,921)	28,939,466	289	-	200,632	-	-	200,921
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and issuance costs	-	-	8,050,000	93	-	263,749	-	-	263,842
Issuance of ordinary shares upon exercise of stock options	-	-	635,722	4	-	2,779	-	-	2,783
Vesting of early exercised stock options	-	-	-	-	-	1,019	-	-	1,019
Vesting of ordinary shares subject to repurchase	-	-	-	-	-	449	-	-	449
Repurchase of early exercised stock options	-	-	(43,630)	-	-	-	-	-	-
Ordinary shares issued in connection with the acquisition of Lambda Lab	-	-	134,474	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	15,352	-	-	15,352
Net loss	-	-	-	-	-	-	-	(46,117)	(46,117)
Foreign currency translation	-	-	-	-	-	-	(834)	-	(834)
Balances at October 31, 2018	-	$-	70,948,987	$722	$(369)	$546,219	$(1,795)	$(260,891)	$283,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended October 31,
	2018	2017
Cash flows from operating activities
Net loss	$(46,117)	$(17,994)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,008	2,095
Amortization of deferred contract acquisition costs	8,848	5,598
Stock-based compensation expense	16,904	5,024
Other	15	2
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	(2,624)	(2,092)
Deferred contract acquisition costs	(14,136)	(7,253)
Prepaid expenses and other current assets	(4,857)	(1,917)
Other assets	1,643	(1,827)
Accounts payable	4,867	398
Accrued expenses and other liabilities	7,655	4,786
Accrued compensation and benefits	1,666	2,381
Deferred revenue	27,678	15,735
Net cash provided by operating activities	4,550	4,936
Cash flows from investing activities
Purchases of property and equipment	(1,172)	(896)
Maturities of short-term investments	-	15,000
Business acquisitions, net of cash acquired	(1,986)	(3,702)
Net cash (used in) provided by investing activities	(3,158)	10,402
Cash flows from financing activities
Net proceeds from issuance of ordinary shares in initial public offering	269,514	-
Proceeds from issuance of ordinary shares upon exercise of stock options	2,782	1,328
Repurchase of ordinary shares	-	(344)
Repurchase of early exercised options	(500)	-
Repayment of notes payable	(20)	(59)
Payment of deferred offering costs	(2,302)	-
Net cash provided by financing activities	269,474	925
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,628)	(584)
Net increase in cash, cash equivalents, and restricted cash	269,238	15,679
Cash, cash equivalents, and restricted cash, beginning of period	51,609	59,890
Cash, cash equivalents, and restricted cash, end of period	$320,847	$75,569
Supplemental disclosures of cash flow information
Cash paid for income taxes	$759	$810
Cash paid for interest	$2	$3
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accounts payable	$18	$79
Vesting of early exercised stock options	$1,019	$55
Vesting of shares subject to repurchase	$449	$-
Deferred offering costs accrued	$3,371	$-
Issuance of ordinary shares for business acquisition	$-	$12,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Organization and Description of Business

Elastic N.V. (formerly Elasticsearch Global B.V. and subsequently Elastic B.V.) (the “Company” was founded in 2012 and has its corporate seat in Amsterdam, the Netherlands. Elastic is a search company. It created the Elastic Stack, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization in milliseconds or less. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. The Company also offers software solutions built on the Elastic Stack that address a wide variety of use cases including app search, site search, enterprise search, logging, metrics, application performance monitoring (“APM”), business analytics, and security analytics. The Elastic Stack and the Company’s solutions are designed to run on premises, in public or private clouds, or in hybrid environments.

Initial Public Offering

In October 2018, the Company completed its initial public offering (“IPO”) in which it issued and sold 8,050,000 ordinary shares at an offering price of $36.00 per share, including 1,050,000 ordinary shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds of $263.8 million, after deducting underwriting discounts and commissions of $20.3 million and offering expenses of $5.7 million. Immediately prior to the closing of the IPO, all 28,939,466 shares of the Company’s then-outstanding redeemable convertible preference shares automatically converted into 28,939,466 ordinary shares at their respective conversion ratios and the Company reclassified $200.6 million from temporary equity to additional paid-in capital and $0.3 million to ordinary shares on its condensed consolidated balance sheet.

The Company’s articles of association designated and authorized the Company to issue 72 million ordinary shares with a par value of €0.001 per share up until immediately prior to the completion of the IPO at which time the authorized ordinary shares increased to 165 million.  In addition, the par value of ordinary shares was changed from €0.001 per share to €0.01 per share as required by Dutch law at the time of the Company’s conversion into a Dutch public limited company (naamloze vennootschap).

Offering Costs

Offering costs of $5.7 million, consisting of legal, accounting and other fees and costs related to the IPO, were reclassified to additional paid-in capital as a reduction of the proceeds upon the closing of the IPO in October 2018. During the six months ended October 31, 2018, $2.3 million of the offering costs were paid.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated balance sheet and interim condensed statement of redeemable convertible preference shares and shareholders’ equity (deficit) as of October 31, 2018, the interim condensed consolidated statements of operations and of comprehensive loss for the three and six months ended October 31, 2018 and the interim condensed consolidated statement of cash flows for the six months ended October 31, 2018 and 2017, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of October 31, 2018 and the results of the Company’s operations for the three and six months ended October 31, 2018 and cash flows for the six months ended October 31, 2018 and 2017. The financial data and other financial information disclosure in the notes to these condensed consolidated financial statements related to the three and six month periods are also unaudited. The results for the three and six months ended October 31, 2018 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2019, or any future period.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s final prospectus for its IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (File No. 333-227191) on October 5, 2018.

Fiscal Year

The Company’s fiscal year ends on April 30. References to fiscal 2019, for example, refer to the fiscal year ending April 30, 2019.

Use of Estimates and Judgments

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue between recognized and deferred amounts, deferred contract acquisition costs, allowance for doubtful accounts, valuation of stock-based compensation, fair value of ordinary shares in periods prior to the Company’s IPO, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected not to avail itself of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recently Adopted Accounting Pronouncements

Business Combinations:    In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. For public business entities, it is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The adoption during the six months ended October 31, 2018 did not have a material impact on the Company’s consolidated financial statements.

Stock Compensation:    In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity in applying the guidance in Topic 718 around modifications of stock-based payment awards. For public business entities, it is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The adoption during the six months ended October 31, 2018 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Leases:    In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2020, though early adoption is permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its consolidated financial statements.

Goodwill Impairment:    In January 2017, the FASB issued ASU No. 2017-04, Intangibles— Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard will simplify the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2021, though early adoption is permitted. The Company does not expect the adoption of the new accounting standard will have a material impact on its consolidated financial statements.

Comprehensive Income:    In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. For all entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2020, though early adoption is permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

Fair Value Measurements:   In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

Intangible Assets:  In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40), which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

3. Revenue and Performance Obligations

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”) on May 1, 2017, using the full retrospective transition method.

Disaggregation of Revenue

The following table presents revenue by category (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2018		2017		2018		2017
		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Self-managed subscription	$48,406	76%	$29,169	79%	$89,718	75%	$53,831	78%
License	10,204	16%	6,456	17%	17,444	15%	11,105	16%
Subscription	38,202	60%	22,713	62%	72,274	60%	42,726	62%
SaaS	10,030	16%	5,613	15%	20,327	17%	10,342	15%
Total subscription revenue	58,436	92%	34,782	94%	110,045	92%	64,173	93%
Professional services	5,139	8%	2,256	6%	10,174	8%	4,509	7%
Total revenue	$63,575	100%	$37,038	100%	$120,219	100%	$68,682	100%

Remaining Performance Obligations

As of October 31, 2018, $268.5 million of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of October 31, 2018, the Company expects to recognize approximately 86% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

4. Fair Value Measurements

The Company measures financial assets and liabilities that are measured at fair value on a recurring basis at each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table summarizes assets that are measured at fair value on a recurring basis as of October 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$267,514	$-	$-	$267,514

Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase.  The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	As of October 31, 2018	As of April 30, 2018
Prepaid hosting costs	$8,065	$7,834
Deposits	2,908	582
Prepaid software subscription costs	1,325	2,483
Deferred stock-based compensation expense	1,571	496
Other	4,655	3,866
Total prepaid expenses and other current assets	$18,524	$15,261

Property and Equipment, Net

The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	Useful Life (in years)	As of October 31, 2018	As of April 30, 2018
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$5,326	$5,725
Computer hardware and software	3	5,338	5,132
Furniture and fixtures	3-5	2,364	2,443
Assets under construction		588	-
Property and equipment, gross		$13,616	$13,300
Less: Accumulated depreciation		(9,512)	(8,764)
Property and equipment, net		$4,104	$4,536

Depreciation expense related to property and equipment was $0.7 million and $0.7 million for the three months ended October 31, 2018 and 2017, respectively, and $1.5 million and $1.4 million for the six months ended October 31, 2018 and 2017, respectively.

Intangible Assets, Net

Intangible assets consisted of the following as of October 31, 2018 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,130	$4,246	$7,884	3.1
Customer relationships	398	225	173	2.6
Trade names	972	836	136	2.5
Total	$13,500	$5,307	$8,193
Foreign currency translation adjustment			(17)
Total			$8,176

Intangible assets consisted of the following as of April 30, 2018 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$10,791	$2,838	$7,953	3.4
Trade names	957	809	148	3.0
Customer relationships	398	175	223	2.9
Total	$12,146	$3,822	$8,324
Foreign currency translation adjustment			(27)
Total			$8,297

Amortization expense for the intangible assets for the three and six months ended October 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Cost of revenue—cost of license—self-managed	$97	$97	$194	$194
Cost of revenue—cost of subscription—self-managed and SaaS	637	216	1,213	413
Sales and marketing	40	22	77	44
Total amortization of acquired intangible assets	$774	$335	$1,484	$651

The expected future amortization expense of the intangible assets as of October 31, 2018 was as follows (in thousands, by fiscal year):

Remainder of 2019	$1,471
2020	2,649
2021	2,616
2022	1,396
2023	61
Total	$8,193

Goodwill

The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2018	$19,182
Addition from acquisition	1,038
Foreign currency translation adjustment	(256)
Balance of October 31, 2018	$19,964

There was no impairment of goodwill during the six months ended October 31, 2018 and 2017.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	As of October 31, 2018	As of April 30, 2018
Accrued expenses	$5,370	$3,279
Income taxes payable	2,142	2,357
Value added taxes payable	2,663	2,536
Liability for early exercise of unvested stock options	-	1,566
Share repurchase liability	1,612	449
Other	5,079	1,629
Total accrued expenses and other liabilities	$16,866	$11,816

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following (in thousands):

	As of October 31, 2018	As of April 30, 2018
Accrued vacation	$7,366	$6,570
Accrued commissions	5,470	5,913
Post-combination compensation liability	313	655
Other	3,309	2,053
Total accrued compensation and benefits	$16,458	$15,191

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. For annual contracts, the Company typically invoices customers at the time of entering into the contract. For multi-year agreements, the Company generally invoices customers on an annual basis prior to each anniversary of the contract start date. The Company records unbilled accounts receivable related to revenue recognized in excess of amounts invoiced as the Company has an unconditional right to invoice and receive payment in the future related to those fulfilled obligations. Contract liabilities consist of deferred revenue which is recognized over the contractual period. The following table provides information about unbilled accounts receivable, deferred contract acquisition costs, and deferred revenue from contracts with customers (in thousands):

	As of October 31, 2018	As of April 30, 2018
Unbilled accounts receivable, included in accounts receivable, net	$1,294	$1,139
Deferred contract acquisition costs	$22,868	$18,079
Deferred revenue	$127,279	$102,561

Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Six Months Ended October 31,
	2018	2017
Beginning balance	$1,139	$1,114
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(1,139)	(1,742)
Revenue recognized during the period in excess of invoices issued	1,294	1,234
Ending balance	$1,294	$606

	Deferred Revenue
	Six Months Ended October 31,
	2018	2017
Beginning balance	$102,561	$54,152
Additions through acquisition	-	859
Increases due to invoices issued, excluding amounts recognized as revenue during the period	94,830	52,277
Revenue recognized that was included in deferred revenue balance at beginning of period	(70,112)	(35,621)
Ending balance	$127,279	$71,667

Deferred Contract Acquisition Costs

Deferred contract acquisition costs represent costs that are incremental to the acquisition of customer contracts, which consist mainly of sales commissions and associated payroll taxes. The Company determines whether costs should be deferred based on sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract. Sales commissions for renewal of a contract are considered commensurate with the commissions paid for the acquisition of the initial contract given there is no substantive difference in commission rates.

Deferred contract acquisition costs are expensed commensurate with the recognition of revenue as performance obligations are satisfied. These performance obligations primarily relate to the Company’s subscription contracts which are typically sold for a one to three-year duration. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the six months ended October 31, 2018.

The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Six Months Ended October 31,
	2018	2017
Beginning balance	$18,079	$10,135
Capitalization of contract acquisition costs	13,637	7,324
Amortization of deferred contract acquisition costs	(8,848)	(5,598)
Ending balance	$22,868	$11,861

6. Business Combination

Lambda Lab Corp.

In July 2018, the Company acquired 100% of the share capital of Lambda Lab Corp. (“Lambda Lab”), a privately-held company headquartered in the United States. Lambda Lab was a code search company whose product was built on top of Elasticsearch and focused on building semantic understanding of code, exposed through powerful search features. Purchase consideration for the acquisition was $2.0 million in cash. Excluded from the purchase consideration are 134,474 ordinary shares of $2.2 million issued to certain employees of Lambda Lab. These shares are subject to repurchase until the two year anniversary of the close of the acquisition and are contingent upon these employees’ continued employment with the Company. The repurchase option lapses as to fifty percent of the ordinary shares on each anniversary of the close of the acquisition. The Company will record stock-based compensation expense of $2.2 million over the two year vesting term. During the three and six months ended October 31, 2018, the Company recorded stock-based compensation expense of $0.4 million and $0.5 million, respectively. As of October 31, 2018, a share repurchase liability, included in accrued expenses and other accrued liabilities and in other liabilities, non-current, was $1.1 million and $1.1 million, respectively. As of October 31, 2018, the deferred stock-based compensation expense included in prepaid expenses and other current assets was $1.3 million and in other assets was $0.5 million.

The following table summarizes the components of the Lambda Lab purchase price and the preliminary allocation of the purchase price at fair value (in thousands):

Cash paid	$1,997
Developed technology	$1,339
Trade name	15
Goodwill	1,038
Net liabilities acquired	(395)
Total purchase consideration	$1,997

The amount allocated to developed technology was $1.3 million. The fair value assigned to developed technology was determined primarily using the multi-period excess earnings model, which estimates the revenue and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets otherwise recognized. The acquired developed technology is being amortized on a straight-line basis over four years, which approximates the pattern in which these assets are utilized.

Goodwill of $1.0 million, none of which is deductible for tax purposes, was recorded in connection with the Lambda Lab acquisition, which is primarily attributed to synergies arising from the acquisition and the value of the acquired workforce.

Acquisition costs of $0.2 million were charged to general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended October 31, 2018.

Lambda Lab has been included in the Company’s consolidated results of operations since the acquisition date. Lambda Lab’s results were immaterial to the Company’s consolidated results for the three and six months ended October 31, 2018.

Fair Value of Ordinary Shares Used for Purchase Consideration

The fair value of the ordinary shares issued as part of the consideration paid for the Lambda Lab acquisition was determined by the Company’s board of directors based on numerous subjective and objective factors, including, but not limited to, a contemporaneous valuation performed by an independent third-party valuation firm. Because the Company was not publicly traded at the time of the acquisition, the Company’s board of directors considers valuations of comparable companies, sales of redeemable convertible preference shares, sales of ordinary shares to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s ordinary shares, and general and industry-specific economic outlook, among other factors.

7. Commitments and Contingencies

Operating Leases

The Company has entered into non-cancelable operating leases, primarily related to rental of office space, expiring through 2025. The Company recognizes operating lease costs on a straight-line basis over the term of the agreement, taking into account adjustments for market provisions such as free or escalating base monthly rental payments or deferred payment terms such as rent holidays that defer the commencement date of the required payments. The Company may receive renewal or expansion options, leasehold improvement allowances or other incentives on certain lease agreements.

Hosting Infrastructure Commitments

In December 2017, the Company entered into non-cancelable capacity commitments with a hosting infrastructure vendor for a total minimum commitment of $12.5 million in each of the subsequent three years. As of October 31, 2018, the Company had met its first year commitment.

Other Commitments

Other commitments, as presented in the table below, consist of a loan issued to finance the Company’s tenant improvements. The current portion of the loan is included within other accrued liabilities and the non-current portion is included within other liabilities, non-current on the consolidated balance sheet. The term of the arrangement is 60 months, terminating in January 2020. The Company repaid less than $0.1 million of the loan, including both principal and interest, during the six months ended October 31, 2018. The outstanding balance of the loan, including interest, was $0.2 million as of October 31, 2018.

Future minimum lease payments under non-cancelable office leases, hosting infrastructure commitments, and other commitments as of October 31, 2018 were as follows (in thousands):

Years Ending April 30,	Minimum Lease Payments	Hosting Infrastructure Commitments	Other Commitments	Total
2019 (remaining six months)	$3,656	$5,208	$105	$8,969
2020	7,241	12,500	85	19,826
2021	5,761	7,292	-	13,053
2022	5,693	-	-	5,693
2023	5,819	-	-	5,819
Thereafter	13,222	-	-	13,222
Total	$41,392	$25,000	$190	$66,582

Rent expense related to operating leases was $1.6 million and $1.5 million for the three months ended October 31, 2018 and 2017, respectively, and $3.4 million and $2.9 million for the six months ended October 31, 2018 and 2017, respectively.

Letters of Credit

The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of October 31, 2018.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, results of operations, financial position or cash flows.

The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable.

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of October 31, 2018; therefore, the Company has not recorded an accrual for such contingencies.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, landlords, contractors and parties performing its research and development. Pursuant to these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material. The Company maintains commercial general liability insurance and product liability insurance to offset certain of the Company’s potential liabilities under these indemnification provisions.

In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.

8. Ordinary Shares

The Company’s articles of association designated and authorized the Company to issue 72 million ordinary shares with a par value of €0.001 per share up until immediately prior to the completion of the IPO at which time the authorized ordinary shares increased to 165 million.  In addition, the par value per ordinary share was changed from €0.001 per share to €0.01 per share as required by Dutch law at the time of the Company’s conversion into a Dutch public limited company (naamloze vennootschap).

Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through the six months ended October 31, 2018.

Ordinary Shares Reserved for Issuance

The Company has reserved shares of ordinary shares for issuance as follows:

	As of October 31, 2018	As of April 30, 2018
Conversion of Series A redeemable preference shares	-	10,228,680
Conversion of Series B redeemable preference shares	-	6,071,373
Conversion of Series C redeemable preference shares	-	5,820,722
Conversion of Series C-1 redeemable preference shares	-	3,273,459
Conversion of Series D redeemable preference shares	-	3,545,232
Options issued and outstanding	25,393,707	22,237,484
Remaining shares available for future issuance under the 2012 Plan	10,201,197	2,061,282
Total ordinary shares reserved	35,594,904	53,238,232

Early Exercised Options

Certain ordinary share option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the shareholder.  As of October 31, 2018 and April 30, 2018, there were zero and 148,630 shares of unvested ordinary shares that had been early exercised and were subject to repurchase, respectively.

Shares issued for the early exercise of options are included in issued and outstanding shares as they are legally issued or outstanding.

Convertible Preference Shares

The Company's Board of Directors will have the authority, without further action by the Company's shareholders, to issue up to 165.0 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the Board of Directors.  As of October 31, 2018, there were no convertible preference shares issued or outstanding.

Redeemable Convertible Preference Shares

Immediately prior to the closing of the IPO, all shares of redeemable convertible preference shares then outstanding were automatically converted into an equivalent number of ordinary shares on a one-to-one basis and their carrying amount reclassified into shareholders’ equity (deficit). As of October 31, 2018, there were no redeemable convertible preference shares issued and outstanding.

9. Equity Incentive Plans

In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the Amended and Restated Stock Option Plan (the “2012 Plan”). Under the 2012 Plan, the board of directors may grant stock options and other equity-based awards to eligible employees, directors, and consultants to promote the success of the business. The Company’s compensation committee determines the vesting schedule for all equity-based awards. Stock options granted under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months. Refresh grants to existing employees generally vest monthly over four years. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Options expire ten years after the date of grant. During the fiscal year ended April 30, 2018, the Company started issuing restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) under the 2012 Plan. Stock options, RSAs and RSUs that are canceled under certain conditions shall become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated. The equity awards available for grant for the periods presented were as follows:

Six Months Ended October 31, 2018
Available at beginning of fiscal year	2,061,282
Awards authorized	12,000,000
Options granted	(4,520,404)
Options cancelled	728,459
Options repurchased	43,630
RSUs granted	(111,770)
Available at end of period	10,201,197

Stock Options

The following table summarizes stock option activity for the 2012 Plan (in thousands, except share and per share data):

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2018	22,237,484	$8.65	8.31	$98,365
Stock option grants	4,520,404	$20.97
Stock options exercised	(635,722)	$4.35
Stock options canceled	(728,459)	$11.20
Balance as of October 31, 2018	25,393,707	$10.88	8.33	1,450,598
Exercisable as of October 31, 2018	9,002,140	$6.16	7.01	556,735

Options exercisable include 897,058 options that were unvested as of October 31, 2018.

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of options granted was $10.69 and $4.47 for the three months ended October 31, 2018 and 2017, respectively and $9.09 and $4.49 for the six months ended October 31, 2018 and 2017, respectively.

As of October 31, 2018, the Company had unrecognized stock-based compensation expense of $90.4 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 3 years.

RSAs

In October 2017, the Company acquired 100% of the share capital of Swiftype, Inc. (“Swiftype”), a privately-held company headquartered in the United States.  As part of the transaction, the Company granted RSAs to certain employees with both service-based and performance-based vesting conditions. These awards are not legally issued and outstanding as of October 31, 2018, as issuance of these awards is contingent on payment of the subscription price by employees. As of October 31, 2018, the subscription price for these awards has not yet been paid and these awards have not been issued. The performance-based vesting condition is satisfied on the earlier of: (1) a change of control transaction or (2) the expiration of the lock-up period after the effective date of the IPO, subject to continued service through the end of the lock-up period. The service-based vesting condition is satisfied based on one of two vesting schedules: (i) vesting of 50% of the shares upon the closing of the Swiftype acquisition, 25% of the shares on the one-year anniversary of the closing, and 25% of the shares on the two-year anniversary of the closing, or (ii) vesting of 50% of the shares on the one-year anniversary of the closing of the Swiftype acquisition and 50% of the shares on the two-year anniversary of the closing.

A summary of RSAs outstanding and unvested under the 2012 Plan for the six months ended October 31, 2018 was as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2018	244,498	$11.46
RSAs granted	-	$-
Outstanding and unvested at October 31, 2018	244,498	$11.46

The performance-based vesting condition related to these awards was deemed probable upon the effectiveness of the Company’s IPO on October 8, 2018.  On that date, the Company recorded a cumulative stock-based compensation expense of $1.7 million using the accelerated attribution method for the RSAs that had satisfied the applicable service-based vesting condition on that date.

RSUs

During fiscal 2018 and the six months ended October 31, 2018, the Company issued RSUs to certain employees. These RSUs include a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is generally over four years with 25% vesting on the one-year anniversary of the award and the remainder vesting quarterly over the next 36 months, subject to the grantee’s continued service to the Company. The performance-based vesting condition is defined as (i) a change in control where the consideration paid to the Company’s equity security holders is cash, publicly traded stock, or a combination of both, or (ii) the expiration of any lock-up period of the IPO, subject in each instance to the grantee’s continued service through such date. The RSUs are cash settled upon exercise and will be paid as a cash bonus equal to the difference between the strike price of the applicable RSU award and the then-current fair market value of ordinary shares subject to the RSU award.

During the six months ended October 31, 2018, the Company granted 111,770 units of RSUs at a weighted average strike price of $20.09 per unit. All of the units granted in fiscal 2018 and six months ended October 31, 2018 were still outstanding at October 31, 2018. As a result of the Company’s IPO, the performance-based vesting condition was deemed probable and the Company recorded cumulative stock-based compensation expense of $0.8 million related to the RSUs in October 2018.

A summary of RSUs outstanding and unvested under the 2012 Plan for the six months ended October 31, 2018, was as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2018	57,000	$13.07
RSUs granted	111,770	$20.09
Outstanding and unvested at October 31, 2018	168,770	$17.72

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Cost of revenue—cost of subscription—self-managed and SaaS	$680	$136	$1,093	$255
Cost of revenue—professional services	227	70	404	112
Research and development	4,685	1,092	6,782	2,075
Sales and marketing	2,762	756	4,614	1,488
General and administrative	2,885	716	4,011	1,094
Total stock-based compensation expense	$11,239	$2,770	$16,904	$5,024

Total stock-based compensation expense for the three months ended October 31, 2018 and 2017 includes a charge of $2.3 million and $0.1 million, respectively, and $2.5 million and $0.2 million for the six months ended October 31, 2018 and 2017, respectively, related to an expense arising from business combinations.

Total stock-based compensation expense for the three and six months ended October 31, 2018 includes a charge of $1.7 million and $0.8 million related to RSAs and RSUs.

10. Net Loss Per Share Attributable to Ordinary Shareholders

Prior to the IPO, basic and diluted net loss per share attributable to ordinary shareholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of redeemable convertible preference shares to be participating securities. Under the two-class method, the net loss attributable to ordinary shareholders is not allocated to the convertible preference share as the holders of convertible preference share do not have a contractual obligation to share in losses. Under the two-class method, net income is attributed to ordinary shareholders and participating securities based on their participation rights.

Under the two-class method, basic net loss per share attributable to ordinary shareholders is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period.

Immediately prior to the closing of the IPO, all shares of redeemable convertible preference shares then outstanding were automatically converted into an equivalent number of ordinary shares on a one-to-one basis and their carrying amount reclassified into shareholders’ equity (deficit). As of October 31, 2018, there were no shares of redeemable convertible preference shares issued or outstanding.

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(27,539)	$(8,027)	$(46,117)	$(17,994)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	43,978,770	31,684,020	38,471,641	31,561,588
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.63)	$(0.25)	$(1.20)	$(0.57)

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three and Six Months Ended October 31,
	2018	2017
Redeemable convertible preference shares	-	28,939,466
Stock options	25,393,707	15,722,700
RSAs	244,498	-
Contingently issuable shares	-	98,425
Shares subject to repurchase	244,316	276,243
Early exercised stock options	-	40,625
Total	25,882,521	45,077,459

11.	Income Taxes

The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $0.7 million and $1.0 million for the three months ended October 31, 2018 and 2017, respectively and $1.5 million and $1.1 million for the six months ended October 31, 2018 and 2017, respectively. The provision for income taxes was primarily due to foreign taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law making significant changes to the United States Internal Revenue code. Changes include, but are not limited to, a U.S. corporate income tax rate (“U.S. federal tax rate”) decrease to 21% effective January 1, 2018. As a result of the decrease in the U.S. federal tax rate to 21% effective January 1, 2018, the Company has computed its income tax expense for the April 30, 2018 fiscal year using a blended U.S. federal tax rate of 29.7%. The 21% U.S. federal tax rate applies to the Company’s fiscal year ending April 30, 2019 and each year thereafter. During fiscal 2018, the Company remeasured its deferred tax assets and liabilities using the U.S. federal tax rate that is expected to apply when the related temporary differences are expected to reverse.  Accordingly, this change in tax rate resulted in a provisional reduction in the Company’s U.S. deferred tax assets by $1.1 million.

On December 22, 2017, the staff of the SEC issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the TCJA. The measurement period ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot extend beyond one year. The Company has determined that the U.S. transition tax on accumulated earnings of foreign subsidiaries and the deferred tax asset re-measurement were each provisional and reasonable estimates as of April 30, 2018. As of October 31, 2018, the Company has not made additional measurement period adjustments related to the provisional amounts recorded as of April 30, 2018.

12. Employee Benefit Plans

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis The Company makes contributions to the plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $1.1 million and $0.6 million of expense related to the plan during the three months ended October 31, 2018 and 2017, respectively, and $2.2 million and $1.2 million for the six months ended October 31, 2018 and 2017, respectively.

The Company also has defined-contribution plans in certain other countries for which the Company recorded $0.5 million and $0.3 million of expense during the three months ended October 31, 2018 and 2017, respectively, and $0.7 million and $0.5 million for the six months ended October 31, 2018 and 2017, respectively.

13. Segment Information

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
United States	$37,999	$23,453	$70,820	$43,926
Rest of world	25,576	13,585	49,399	24,756
Total revenue	$63,575	$37,038	$120,219	$68,682

Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s property and equipment, net of depreciation and amortization, by geographic region (in thousands):

	As of October 31, 2018	As of April 30, 2018
United States	$2,729	$3,187
United Kingdom	883	582
Rest of world	492	767
Total property and equipment, net	$4,104	$4,536

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates, references in this report to the terms “Elastic” “the Company,” “we,” “our” and “us” refer to Elastic N.V., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our final prospectus, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (File No. 333-227191) on October 5, 2018, or our Prospectus. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year end is April 30, and our fiscal quarters end on and July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2018 is referred to as fiscal 2018 and our fiscal year ending April 30, 2019 is referred to as fiscal 2019.

Overview

Elastic is a search company. We deliver technology that enables users to search through massive amounts of structured and unstructured data for a wide range of consumer and enterprise applications. Our primary offering is the Elastic Stack (previously known as the ELK Stack), a powerful set of software products that ingest and store data from any source, and in any format, and perform search, analysis, and visualization in milliseconds or less. The Elastic Stack is designed for direct use by developers to power a variety of use cases. We have also built software solutions on the Elastic Stack that address a wide variety of use cases, including app search, site search, enterprise search, logging, metrics, APM, business analytics, and security analytics. Our products are used by individual developers and organizations of all sizes across a wide range of industries.

Our business model is based on a combination of open source and proprietary software. We market and distribute the Elastic Stack and our solutions using an open source distribution strategy. Developers are able to download our software directly from our website. Many features of our software can be used free of charge. Some are only available through paid subscriptions, which include access to specific proprietary features and also include support. These paid features can be unlocked without the need to re-deploy the software.

We believe that open source drives a number of benefits for our users, our customers, and our company. It facilitates rapid and efficient developer adoption, particularly by empowering individual developers to download and use our software without payment, registration, or the friction of a formal sales interaction. Our use of open source licensing fosters a vibrant developer community around our products and solutions, which drives adoption of our products and increased interaction among users. Further, this approach enables community review of our code and products, which allows us to improve the reliability and security of our software. We believe that the size of our developer community is indicative of the benefits of our open source strategy and the growth in adoption of our products. However, we typically do not have visibility into whether our products are being actively used unless the user opts to interact with us. As a result, we cannot accurately determine how much of our downloaded software is being actively used.

We generate revenue primarily from sales of subscriptions for our software. We offer various subscription tiers that provide different levels of access to paid proprietary features and support. We do not sell support separately. Our subscription agreements for self-managed deployments typically have terms of one to three years and we bill for them annually in advance. SaaS customers may purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration. Subscriptions accounted for 92% and 93% of our total revenue in the six months ended October 31, 2018 and 2017, respectively. We also generate revenue from consulting and training services.

We engage in various sales and marketing efforts to extend our open source distribution model. We employ multi-touch marketing campaigns to nurture our users and customers and keep them engaged after they download our software. Additionally, we maintain direct sales efforts focused on users and customers who have adopted our software, as well as departmental decision-makers and senior executives who have broad purchasing power in their organizations. Our sales teams are primarily segmented by geographies and secondarily by the employee count of our customers. They focus on both initial conversion of users into customers and additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.

We continue to make substantial investments in developing the Elastic Stack and the solutions we address and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and market our products. We had 1,129 employees as of October 31, 2018.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Growing the Elastic community.    Our open source strategy consists of providing a combination of open source, free proprietary and paid proprietary software and fostering a community of users and developers. Our strategy is designed to pursue what we believe to be significant untapped potential for the use of our technology. After developers begin to use our software and start to participate in our developer community, they become more likely to apply our technology to additional use cases and evangelize our technology within their organizations. This reduces the time required for our sales force to educate potential leads on our solutions, increasing their efficiency and shortening the sales process. In order to capitalize on our opportunity, we intend to make further investments to keep the Elastic Stack accessible and well known to software developers around the world. We intend to continue to invest in our products and support and engage our user base and developer community through content, events, and conferences in the U.S. and internationally. Our results of operations may fluctuate as we make these investments.

Developing new features and solutions to expand the use cases to which the Elastic Stack can be applied.    The Elastic Stack is applied to various use cases both directly by developers and through the solutions we offer. Our revenue is derived primarily from subscriptions of the Elastic Stack and our solutions. We believe that releasing additional open source and proprietary features of the Elastic Stack and additional solutions on top of the stack drives usage of our products and ultimately drives our growth. To that end, we plan to continue to invest in building new features and solutions that expand the capabilities of the Elastic Stack and make it easier to apply to additional use cases. These investments may adversely affect our operating results prior to generating benefits, to the extent that they ultimately generate benefits at all.

Growing our customer base by converting users of our software to paid subscribers.    Our financial performance depends on growing our paid customer base by converting free users of our software into paid subscribers. Our open source distribution model has resulted in rapid adoption by developers around the world. We have invested, and expect to continue to invest, heavily in sales and marketing efforts to convert additional free users to paid subscribers. Our investment in sales and marketing is significant given our large market opportunity and our large and diverse user base. The investments are likely to occur in advance of the anticipated benefits resulting from such investments, such that they may adversely affect our operating results in the near term.

Expanding within our current customer base.    Our future growth and profitability depend on our ability to drive additional sales to existing customers. Customers often expand the use of our software within their organizations by increasing the number of developers using our products, increasing the utilization of our products for a particular use case, and expanding use of our products to additional use cases. We focus some of our direct sales efforts on encouraging these types of expansion within our customer base.

As large organizations expand their use of the Elastic Stack across multiple use cases, projects, divisions and users, they often begin to require centralized provisioning, management and monitoring across multiple deployments. To satisfy these requirements, we offer Elastic Cloud Enterprise, a proprietary product. We will continue to focus some of our direct sales efforts on driving adoption of our Elastic Cloud Enterprise offering.

Increasing adoption of Elastic Cloud.    Elastic Cloud, our family of SaaS products that includes Elasticsearch Service, Site Search Service, and App Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for SaaS deployment alternatives with reduced administrative burdens. In some cases, open source users that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. In the first six months ended October 31, 2018 and 2017, Elastic Cloud contributed 17% and 15% of our total revenue, respectively. We believe that offering a SaaS deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting and managing costs.

Components of Results of Operations

Revenue

Subscription.    Our revenue is primarily generated through the sale of time-based subscriptions to software which is either self-managed by the user or hosted and managed by us in the cloud. Subscriptions provide access to paid proprietary software features and access to support for our paid and unpaid proprietary software.

A portion of the revenue from self-managed subscriptions is generally recognized up front at the point in time when the license is delivered. This revenue is presented as License – self-managed in our consolidated statements of operations. The remainder of revenue from self-managed subscriptions, and revenue from subscriptions that require access to the cloud or that are hosted and managed by us in the cloud, is recognized ratably over the subscription term and is presented within Subscription – self-managed and SaaS in our consolidated statements of operations.

Professional services.    Professional services revenue comprises consulting services as well as public and private training. Professional services revenue is typically recognized at the point in time the services are delivered.

Cost of Revenue

Subscription.    Cost of license – self-managed consists of amortization of certain intangible assets. Cost of subscription – self-managed and SaaS consists primarily of personnel and related costs for employees associated with supporting our subscription arrangements, certain third-party expenses, and amortization of certain intangible and other assets. Personnel and related costs, or personnel costs, comprise cash compensation, benefits and stock-based compensation to employees, costs of third-party contractors, and allocated overhead costs. Third-party expenses consist of cloud infrastructure costs and other expenses directly associated with our customer support. We expect our cost of subscription – self-managed and SaaS to increase in absolute dollars as our subscription revenue increases.

Professional services.    Cost of professional services revenue consists primarily of personnel costs directly associated with delivery of training, implementation and other professional services, costs of third-party contractors, facility rental charges and allocated overhead costs. We expect our cost of professional services revenue to increase in absolute dollars as we invest in our business and as professional services revenue increases.

Gross profit and gross margin.    Gross profit represents revenue less cost of revenue. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the timing of our acquisition of new customers and our renewals with existing customers, the average sales price of our subscriptions and professional services, the amount of our revenue represented by hosted services, the mix of subscriptions sold, the mix of revenue between subscriptions and professional services, the mix of professional services between consulting and training, transaction volume growth and support case volume growth. We expect our gross margin to fluctuate over time depending on the factors described above. We expect our revenue from Elastic Cloud to increase as a percentage of total revenue, which could adversely impact our gross margin as a result of the associated hosting and managing costs.

Operating Expenses

Research and development.    Research and development expense mainly consists of personnel costs and allocated overhead costs for employees and contractors. We expect our research and development expense to increase in absolute dollars for the foreseeable future as we continue to develop new technology and invest further in our existing products.

Sales and marketing.    Sales and marketing expense mainly consists of personnel costs, commissions, allocated overhead costs and costs related to marketing programs and user events. Marketing programs consist of advertising, events, brand-building and customer acquisition and retention activities. We expect our sales and marketing expense to increase in absolute dollars as we expand our salesforce and increase our investments in marketing resources. We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are related to the acquisition of customer contracts. Sales commissions costs are amortized over the period that the performance obligation they relate to are satisfied. These performance obligations primarily relate to our subscription contracts, which are typically sold for a one to three year duration.

General and administrative.    General and administrative expense mainly consists of personnel costs for our management, finance, legal, human resources, and other administrative employees. Our general and administrative expense also includes professional fees, accounting fees, audit fees, tax services and legal fees, as well as insurance, allocated overhead costs, and other corporate expenses. We expect our general and administrative expense to increase in absolute dollars as we increase the size of our general and administrative functions to support the growth of our business. We also anticipate that we will incur additional costs for employees and third-party consulting services related to our preparation to become and operate as a public company.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency, interest income (expense) and other miscellaneous income and expenses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal, state and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. In addition, non-deductible stock-based compensation and changes in our valuation allowance had the most significant impact on the difference between the statutory Dutch tax rate and our effective tax rate.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Revenue
License - self-managed	$10,204	$6,456	$17,444	$11,105
Subscription - self-managed and SaaS	48,232	28,326	92,601	53,068
Total subscription revenue	58,436	34,782	110,045	64,173
Professional services	5,139	2,256	10,174	4,509
Total revenue	63,575	37,038	120,219	68,682
Cost of revenue	-	-	-	-
Cost of license - self-managed	97	97	194	194
Cost of subscription - self-managed and SaaS	12,870	6,254	23,071	11,236
Total cost of revenue - subscription	12,967	6,351	23,265	11,430
Cost of professional services	5,620	2,609	10,879	4,944
Total cost of revenue	18,587	8,960	34,144	16,374
Gross profit	44,988	28,078	86,075	52,308
Operating expenses(1)(2)(3)	-	-	-	-
Research and development	25,332	12,182	44,313	23,006
Sales and marketing	34,634	16,905	65,056	33,952
General and administrative	12,092	6,117	22,191	11,650
Total operating expenses	72,058	35,204	131,560	68,608
Operating loss	(27,070)	(7,126)	(45,485)	(16,300)
Other income (expense), net	264	86	860	(638)
Loss before income taxes	(26,806)	(7,040)	(44,625)	(16,938)
Provision for income taxes	733	987	1,492	1,056
Net loss	$(27,539)	$(8,027)	$(46,117)	$(17,994)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.63)	$(0.25)	$(1.20)	$(0.57)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	43,978,770	31,684,020	38,471,641	31,561,588

(1)	Includes stock-based compensation expense as follows (in thousands):
Cost of Revenue
Cost of subscription - self managed and SaaS	$680	$136	$1,093	$255
Cost of professional services	227	70	404	112
Research and development	4,685	1,092	6,782	2,075
Sales and marketing	2,762	756	4,614	1,488
General and administrative	2,885	716	4,011	1,094
Total stock-based compensation expense	$11,239	$2,770	$16,904	$5,024

(2)          Includes amortization of acquired intangible assets as follows (in thousands):

Cost of Revenue
Cost of license - self-managed	$97	$97	$194	$194
Cost of subscription - self-managed and SaaS	637	216	1,213	413
Sales and marketing	40	22	77	44
Total amortization of acquired intangibles	$774	$335	$1,484	$651

(3)	Includes acquisition-related expenses as follows (in thousands):
Research and development	$174	$174	$348	$314
General and administrative	53	303	259	608
Total acquisition related costs	$227	$477	$607	$922

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Revenue
License - self-managed	16%	18%	15%	16%
Subscription - self-managed and SaaS	76%	76%	77%	77%
Total subscription revenue	92%	94%	92%	93%
Professional services	8%	6%	8%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	20%	17%	19%	17%
Total cost of revenue - subscription	20%	17%	19%	17%
Cost of professional services	9%	7%	9%	7%
Total cost of revenue	29%	24%	28%	24%
Gross profit	71%	76%	72%	76%
Operating expenses(1)(2)(3)
Research and development	40%	33%	37%	34%
Sales and marketing	54%	46%	54%	49%
General and administrative	19%	16%	18%	17%
Total operating expenses	113%	95%	109%	100%
Operating loss	(42)%	(19)%	(37)%	(24)%
Other income (expense), net	0%	0%	0%	(1)%
Loss before income taxes	(42)%	(19)%	(37)%	(25)%
Provision for income taxes	1%	3%	1%	1%
Net loss	(43)%	(22)%	(38)%	(26)%

(1) Includes stock-based compensation expense as follows:
Cost of Revenue
Cost of subscription - self managed and SaaS	1%	0%	1%	0%
Cost of professional services	0%	0%	0%	0%
Research and development	8%	3%	6%	3%
Sales and marketing	4%	2%	4%	2%
General and administrative	5%	2%	3%	2%
Total stock-based compensation expense	18%	7%	14%	7%

(2) Includes amortization of acquired intangibles as follows:
Cost of Revenue
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	1%	1%	1%	1%
Sales and marketing	0%	0%	0%	0%
Total amortization of acquired intangibles	1%	1%	1%	1%

(3) Includes acquisition related costs:
Research and development	0%	0%	1%	0%
General and administrative	0%	1%	0%	1%
Total acquisition related costs	0%	1%	1%	1%

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, excluding stock-based compensation expense and amortization of acquired intangible assets. We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics generally eliminate the effects of certain variables from period to period for reasons unrelated to overall operating performance.

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Gross profit	$44,988	$28,078	$86,075	$52,308
Stock-based compensation expense	907	206	1,497	367
Amortization of acquired intangible assets	734	313	1,407	607
Non-GAAP gross profit	$46,629	$28,597	$88,979	$53,282
Gross margin	71%	76%	72%	76%
Non-GAAP gross margin (non-GAAP gross profit as a percentage of revenue)	73%	77%	74%	78%

Non-GAAP Operating Loss and Non-GAAP Operating Margin

We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, respectively, excluding stock-based compensation expense, amortization of acquired intangible assets, and acquisition-related expenses. We believe non-GAAP operating loss and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics generally eliminate the effects of certain variables from period to period for reasons unrelated to overall operating performance.

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Operating loss	$(27,070)	$(7,126)	$(45,485)	$(16,300)
Stock-based compensation expense	11,239	2,770	16,904	5,024
Amortization of acquired intangible assets	774	335	1,484	651
Acquisition-related expenses	227	477	607	922
Non-GAAP operating loss	$(14,830)	$(3,544)	$(26,490)	$(9,703)
Operating margin	(43)%	(19)%	(38)%	(24)%
Non-GAAP operating margin (non-GAAP operating loss as a percentage of revenue)	(23)%	(10)%	(22)%	(14)%

Free Cash Flow and Free Cash Flow Margin

Free cash flow is a non-GAAP financial measure that we define as net cash (used in) provided by operating activities less purchases of property and equipment. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment, can be used for strategic initiatives, including investing in our business and selectively pursuing acquisitions and strategic investments. We further believe that historical and future trends in free cash flow and free cash flow margin, even if negative, provide useful information about the amount of cash generated (or consumed) by our operating activities that is available (or not available) to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(576)	$4,086
Less: Purchases of property and equipment	(836)	(502)
Free cash flow	$(1,412)	$3,584

Net cash (used in) provided by investing activities	$(836)	$6,347
Net cash provided by financing activities	$269,345	$396

Net cash (used in) provided by operating activities (as a percentage of total revenue)	(1)%	11%
Less: Purchases of property and equipment (as a percentage of total revenue)	(1)%	(1)%
Free cash flow margin	(2)%	10%

	Six Months Ended October 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$4,550	$4,936
Less: Purchases of property and equipment	(1,172)	(896)
Free cash flow	$3,378	$4,040

Net cash (used in) provided by investing activities	$(3,158)	$10,402
Net cash provided by financing activities	$269,474	$925

Net cash provided by operating activities (as a percentage of total revenue)	4%	7%
Less: Purchases of property and equipment (as a percentage of total revenue)	(1)%	(1)%
Free cash flow margin	3%	6%

Calculated Billings

We define calculated billings as total revenue plus the increase in total deferred revenue as presented on or derived from our consolidated statements of cash flows less the (increase) decrease in total unbilled accounts receivable in a given period. For annual contracts, we generally invoice customers at the time of entering into the contract. For multi-year contracts, we generally invoice customers for the first year at the time of entering into the contract, and then annually prior to each anniversary of the contract start date. Some Elastic Cloud customers purchase subscriptions on a month-to-month basis, which are usually invoiced monthly in arrears. Training and consulting services are invoiced either at the time of contract or at the time of delivery, based on the arrangement with the customer. Our management uses calculated billings to understand and evaluate our near term cash flows and operating results.

The following table presents our calculated billings for the periods presented and a reconciliation of calculated billings to total revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Total revenue	$63,575	$37,038	$120,219	$68,682
Add: Increase in total deferred revenue	25,310	14,213	27,678	15,735
Less: (Increase) decrease in unbilled accounts receivable	(361)	22	(155)	508
Calculated billings	$88,524	$51,273	$147,742	$84,925

Calculated billings increased 73% for the three months ended October 31, 2018 over the three months ended October 31, 2017 and 74% for the six months ended October 31, 2018 over the six months ended October 31, 2017. As calculated billings continue to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by quarterly fluctuations and seasonality based on the timing of entering into new agreements with customers, the timing of renewals, and the mix between annual and monthly contracts entered in each reporting period. Foreign exchange rate movements may also impact calculated billings.

Comparison of Three Months Ended October 31, 2018 and 2017

Revenue

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Revenue
License - self-managed	$10,204	$6,456	$3,748	58%
Subscription - self-managed and SaaS	48,232	28,326	19,906	70%
Total subscription revenue	58,436	34,782	23,654	68%
Professional services	5,139	2,256	2,883	128%
Total revenue	$63,575	$37,038	$26,537	72%

Total revenue increased by $26.5 million, or 72%, in the three months ended October 31, 2018, compared to the same period of the prior year.

Total subscription revenue increased $23.7 million, or 68%, in the three months ended October 31, 2018 compared to the same period of the prior year. Over 45% of this increase was due to sales to new customers, and the remaining increase resulted from an increase in sales to existing customers.

Professional services revenue increased by $2.9 million, or 128%, in the three months ended October 31, 2018, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Cost of revenue
Cost of license - self-managed	$97	$97	$-	0%
Cost of subscription - self-managed and SaaS	12,870	6,254	6,616	106%
Total cost of revenue - subscription	12,967	6,351	6,616	104%
Cost of professional services	5,620	2,609	3,011	115%
Total cost of revenue	$18,587	$8,960	$9,627	107%
Gross profit	$44,988	$28,078	$16,910	60%
Gross margin:
License - self-managed	99%	98%
Subscriptions - self-managed and SaaS	73%	78%
Total subscription margin	78%	82%
Professional services	(9)%	(16)%
Total gross margin	71%	76%

Total cost of subscription revenue increased by $6.6 million, or 104%, in the three months ended October 31, 2018 compared to the three months ended October 31, 2017. This increase was primarily due to an increase of $2.6 million in cloud infrastructure costs, an increase of $2.4 million in personnel and related charges from growth in headcount in our support organization, and an increase of $0.4 million in amortization of acquired intangible assets.

Total subscription margin decreased to 78% in the three months ended October 31, 2018 from 82% in the three months ended October 31, 2017. This decrease is due to growth and related investment in our SaaS offerings which incur costs related to cloud infrastructure, and the increased costs associated with scaling our support organization.

Cost of professional services revenue increased by $3.0 million, or 115%, in the three months ended October 31, 2018 compared to the three months ended October 31, 2017. This increase was primarily due to an increase of $1.7 million in personnel and related costs and $0.3 million in travel expenses driven by an increase in headcount in our consulting and training organization and an increase of $0.4 million in subcontractor costs to supplement our internal resources providing services to our customers.

Gross margin for professional services revenue was (9)% in the three months ended October 31, 2018 compared to (16)% the three months ended October 31, 2017. Historically, our professional services offerings have primarily consisted of training. We have recently experienced increased demand for consulting services. In the three months ended October 31, 2018, we have invested in our professional services organization, primarily in headcount that we believe will be needed as we continue to grow. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.

Operating Expenses

Research and development

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Research and development	$25,332	$12,182	$13,150	108%

Research and development expense increased by $13.2 million, or 108%, in the three months ended October 31, 2018 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $9.8 million, software and equipment expense increased by $1.4 million and travel expenses increased by $1.3 million, primarily as a result of growth in headcount. Stock-based compensation expense, included within personnel and related expenses, increased by $3.6 million year over year.

Sales and marketing

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Sales and marketing	$34,634	$16,905	$17,729	105%

Sales and marketing expense increased by $17.7 million, or 105%, in the three months ended October 31, 2018 compared to the same period of the prior year. This increase was primarily due to an increase of $12.9 million in personnel and related costs as we continued to increase our sales and marketing headcount. This increase in personnel and related costs includes an increase of $2.2 million in commissions expense related to the amortization of contract acquisition costs and an increase of $2.0 million in stock-based compensation expense. In addition, marketing expenses increased $2.0 million as we transitioned our user conferences to occur globally throughout the year as opposed to annually in the fourth fiscal quarter and made additional investments in marketing programs, events and content. The increased headcount also resulted in an increase of $1.8 million in travel expenses.

General and administrative

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
General and administrative	$12,092	$6,117	$5,975	98%

General and administrative expense increased by $6.0 million, or 98%, in the three months ended October 31, 2018 compared to the same period of the prior year. As a result of our continued investment in headcount, personnel and related costs increased by $4.8 million, including an increase in stock-based compensation of $2.2 million, and travel expenses increased by $0.5 million. Legal and professional advisory expenses increased by $0.3 million in the three months ended October 31, 2018 compared to the same period of the prior year as we invested in transitioning to being a public company as well as in international expansion.

Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Other income (expense), net	$264	$86	$178	207%

Other income increased by $0.2 million, or 207%, in the three months ended October 31, 2018 compared to the same period of the prior year. This increase was primarily due to an increase of $0.3 million in interest income on the IPO proceeds and an increase of $0.3 million in miscellaneous income which were partially offset by a negative $0.5 million impact from foreign currency fluctuations.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Provision for income taxes	$733	$987	$(254)	(26)%

The provision for income taxes decreased by $0.3 million in the three months ended October 31, 2018 compared to the same period in the prior year. Our effective tax rate was (3)% and (14)% of our net loss before taxes for the three months ended October 31, 2018 and 2017, respectively. Our effective tax rate was affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earned in those jurisdictions.

Comparison of Six Months Ended October 31, 2018 and 2017

Revenue

	Six Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Revenue
License - self-managed	$17,444	$11,105	$6,339	57%
Subscription - self-managed and SaaS	92,601	53,068	39,533	74%
Total subscription revenue	110,045	64,173	45,872	71%
Professional services	10,174	4,509	5,665	126%
Total revenue	$120,219	$68,682	$51,537	75%

Total revenue increased by $51.5 million, or 75%, in the six months ended October 31, 2018, compared to the same period of the prior year.

Total subscription revenue increased $45.9 million, or 71%, in the six months ended October 31, 2018 compared to the same period of the prior year. Over 35% of this increase was due to sales to new customers, and the remaining increase resulted from an increase in sales to existing customers.

Professional services revenue increased by $5.7 million, or 126%, in the six months ended October 31, 2018, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Six Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Cost of revenue
Cost of license - self-managed	$194	$194	$-	0%
Cost of subscription - self-managed and SaaS	23,071	11,236	11,835	105%
Total cost of revenue - subscription	23,265	11,430	11,835	104%
Cost of professional services	10,879	4,944	5,935	120%
Total cost of revenue	$34,144	$16,374	$17,770	109%
Gross profit	$86,075	$52,308	$33,767	65%
Gross margin:
License - self-managed	99%	98%
Subscriptions - self-managed and SaaS	75%	79%
Total subscription margin	79%	82%
Professional services	(7)%	(10)%
Total gross margin	72%	76%

Total cost of subscription revenue increased by $11.8 million, or 104%, in the six months ended October 31, 2018 compared to the six months ended October 31, 2017. This increase was primarily due to an increase of $5.4 million in cloud infrastructure costs, an increase of $4.2 million in personnel and related charges from growth in headcount in our support organization, and an increase of $0.8 million in amortization of acquired intangible assets.

Total subscription margin decreased to 79% in the six months ended October 31, 2018 from 82% in the six months ended October 31, 2017. This decrease is due to growth and related investment in our SaaS offerings which incur costs related to cloud infrastructure, and the increased costs associated with scaling our support organization.

Cost of professional services revenue increased by $5.9 million, or 120%, in the six months ended October 31, 2018 compared to the six months ended October 31, 2017. This increase was primarily due to an increase of $3.3 million in personnel and related costs driven by an increase in headcount in our consulting and training organization, an increase of $1.2 million in subcontractor costs to supplement our internal resources providing services to our customer and an increase of $0.5 million in travel expenses related to the higher headcount.

Gross margin for professional services revenue was (7)% in the six months ended October 31, 2018 compared to (10)% the six months ended October 31, 2017. Historically, our professional services offerings have primarily consisted of training. We have recently experienced increased demand for consulting services. In the six months ended October 31, 2018, we have invested in our professional services organization, primarily in headcount that we believe will be needed as we continue to grow. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.

Operating Expenses

Research and development

	Six Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Research and development	$44,313	$23,006	$21,307	93%

Research and development expense increased by $21.3 million, or 93%, in the six months ended October 31, 2018 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $16.2 million and travel expense increased by $1.3 million, primarily as a result of growth in headcount. In addition, software and equipment costs increased $1.8 million.  Stock-based compensation expense, included within personnel and related costs, increased by $4.7 million year over year.

Sales and marketing

	Six Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Sales and marketing	$65,056	$33,952	$31,104	92%

Sales and marketing expense increased by $31.1 million, or 92%, in the six months ended October 31, 2018 compared to the same period of the prior year. This increase was primarily due to an increase of $23.1 million in personnel and related costs as we continued to increase our sales and marketing headcount. Increase in personnel and related costs includes an increase of $4.5 million in commissions expense related to the amortization of contract acquisition costs, and an increase of $3.1 million in stock-based compensation expense. The increased headcount also resulted in an increase of $3.2 million in travel expenses. Marketing expenses increased $2.7 million as we transitioned our user conferences occur globally throughout the year as opposed to annually in the fourth fiscal quarter and made additional investments in marketing programs, events and content.

General and administrative

	Six Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
General and administrative	$22,191	$11,650	$10,541	90%

General and administrative expense increased by $10.5 million, or 90%, in the six months ended October 31, 2018 compared to the same period of the prior year. As a result of our continued investment in headcount, personnel and related costs increased by $8.0 million, including an increase in stock-based compensation of $2.9 million. Legal and professional advisory expenses increased by $2.0 million in the six months ended October 31, 2018 compared to the same period of the prior year as we invested in transitioning to being a public company as well as in international expansion.

Other Income (Expense), Net

	Six Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Other income (expense), net	$860	$(638)	$1,498	(235)%

Other income was $0.9 million in the six months ended October 31, 2018 compared to other expense of $0.6 million in the six months ended October 31, 2017. This increase was primarily due to a positive $0.9 million impact from foreign currency fluctuations, $0.3 million increase in interest income on the IPO proceeds and an increase of $0.3 million in miscellaneous income.

Provision for Income Taxes

	Six Months Ended October 31,		Change
	2018	2017	$	%
	(in thousands)
Provision for income taxes	$1,492	$1,056	$436	41%

The provision for income taxes increased by $0.4 million in the six months ended October 31, 2018 compared to the same period in the prior year. Our effective tax rate was (3)% and (6)% of our net loss before taxes for the six months ended October 31, 2018 and 2017, respectively. Our effective tax rate was affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earned in those jurisdictions.

Liquidity and Capital Resources

In October 2018, we completed our IPO in which we issued and sold 8,050,000 of our ordinary shares at an offering price of $36.00 per share, including 1,050,000 shares pursuant to the underwriters’ option to purchase additional shares of our ordinary shares, resulting in net proceeds to us of $263.8 million, after deducting underwriting discounts and commissions of $20.3 million and offering expenses of $5.7 million. Prior to our IPO, we had financed our operations principally through private placements of our equity securities, as well as payments received from customers.

As of October 31, 2018, we had cash and cash equivalents and restricted cash of $318.6 million and $2.3 million, respectively, and working capital of $250.2 million. Our restricted cash constitutes cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $260.9 million as of October 31, 2018. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our solutions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$4,550	$4,936
Net cash (used in) provided by investing activities	$(3,158)	$10,402
Net cash provided by financing activities	$269,474	$925

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended October 31, 2018 was $4.6 million, which resulted from a net loss of $46.1 million adjusted for non-cash charges of $28.8 million and net cash inflow of $21.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $16.9 million for stock-based compensation expense, $8.8 million for amortization of deferred contract acquisition costs and $3.0 million of depreciation and intangible asset amortization expense. The net cash inflow from changes in operating assets and liabilities was the result of an increase of $27.7 million in deferred revenue and a $14.2 million net increase in accounts payable, accrued expenses and accrued compensation and benefits due to growth in our business and higher headcount.   These inflows were partially offset by an increase in deferred contract acquisition costs of $14.1 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, a net increase of $3.2 million in prepaid expenses and other assets and a $2.6 million increase in accounts receivable due to higher billings.

Net cash provided by operating activities during the six months ended October 31, 2017 was $4.9 million, which resulted from a net loss of $18.0 million, adjusted for non-cash charges of $12.7 million and net cash inflow of $10.2 million from changes in operating assets and liabilities. Non-cash charges consisted of $5.6 million for amortization of deferred contract acquisition costs, $5.0 million for stock-based compensation expense and $2.1 million for depreciation and amortization expense.  The net cash inflow from changes in operating assets and liabilities was the result of an increase of $15.7 million in deferred revenue and a net increase of $7.6 million in accounts payable, accrued expenses, and accrued compensation and benefits due to growth in our business and higher headcount. These inflows were partially offset by an increase in deferred contract acquisition costs of $7.3 million as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $3.7 million increase in prepaid expenses and other assets and a $2.1 million increase in accounts receivable due to higher billings.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the six months ended October 31, 2018 was $3.2 million, which resulted from $2.0 million used in the acquisition of Lambda Lab Corp. and $1.2 million of capital expenditures.

Net cash provided by investing activities during the six months ended October 31, 2017 was $10.4 million, resulting from the maturity of short-term investments of $15.0 million, which was partially offset by cash used for business acquisitions, net of cash acquired, of $3.7 million and capital expenditures of $0.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $269.5 million during the six months ended October 31, 2018 was due to net proceeds to us of $269.5 million, after deducting underwriting discounts and commissions of $20.3 million and $2.8 million of proceeds from the exercise of stock options, which were partially offset by $2.3 million of payment of offering costs and a repurchase of unvested early exercised options of $0.5 million.

Net cash provided by financing activities of $0.9 million during the six months ended October 31, 2017 was due to $1.3 million in proceeds from the exercise of stock options which was partially offset by $0.3 million in repurchases of ordinary shares.

Off Balance Sheet Arrangements

We did not have during the periods presented and we do not currently have any off balance sheet financing arrangements or any relationships with any unconsolidated entities or financial partnerships, including entities referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and hosting infrastructure commitments. The following table summarizes our contractual obligations as of April 30, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease commitments(1)	$40,227	$5,993	$11,100	$10,144	$12,990
Hosting infrastructure commitments(2)	25,790	5,998	19,792	-	-
Other commitments(3)	195	112	83	-	-
Total contractual obligations	$66,212	$12,103	$30,975	$10,144	$12,990

(1)

Consists of future non-cancelable minimum rental payments under operating leases for our offices, excluding rent payments from our sub-tenants and variable operating expenses. Non-cancelable rent payments from our sub-tenants as of April 30, 2018 for the next five years are expected to be an aggregate of $0.5 million.

(2)

In December 2017, we entered into non-cancelable capacity commitments with a hosting infrastructure vendor for a total minimum commitment of $37.5 million over the subsequent three years. The table above reflects this commitment at $12.5 million per year; however, the timing for payments may vary depending on services used. Furthermore, actual payments under these capacity commitments may be higher than the total minimum commitment depending on services used.

(3)	Consists of a note payable related to financing of our infrastructure.

In addition to the contractual obligations set forth above, as of April 30, 2018, we had $0.7 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2023.

The table above does not reflect obligations pursuant to cash-settled restricted stock units issued to certain employees in April 2018. Refer to Note 9 to our consolidated financial statements in our Prospectus.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Purchase orders issued in the ordinary course of business are not included in the table above, as our purchase orders represent authorizations to purchase rather than binding agreements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recently Issued Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and new accounting pronouncements not yet adopted as of the date of this report.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $320.8 million as of October 31, 2018. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.

Foreign Currency Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For the six months ended October 31, 2018, we recorded a gain of $0.2 million on foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

As of October 31, 2018, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, and restricted cash balances.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in fiscal 2018 or six months ended October 31, 2018, because our sales and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report of Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our ordinary shares to decline. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to the Business

Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 5,000 as of April 30, 2018 to over 6,300 as of October 31, 2018. The growth and expansion of our business and offerings places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.

We may not be able to sustain the diversity and pace of improvements to our offerings successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.

As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage any future growth effectively could result in increased costs, negatively affect our customers’ satisfaction with our offerings, and harm our results of operations.

We have a history of losses and may not be able to achieve profitability or positive cash flows on a consistent basis. If we cannot achieve profitability or positive cash flows, our business, financial condition, and results of operations may suffer.

We have incurred losses in all years since our incorporation. We incurred a net loss of $52.7 million in fiscal 2018, $52.0 million in fiscal 2017 and $46.1 million in the six months ended October 31, 2018. As a result, we had an accumulated deficit of $260.9 million as of October 31, 2018. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

We may not be able to compete successfully against current and future competitors.

The market for our products is highly competitive, quickly evolving, and subject to rapid changes in technology. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•	product capabilities, including speed, scale, and relevance, with which to power search experiences;
•	an extensible product “stack” that enables developers to build a wide variety of solutions;
•	powerful and flexible technology that can manage a broad variety and large volume of data;
•	ease of deployment and ease of use;
•	ability to address a variety of evolving customer needs and use cases;
•	strength of sales and marketing efforts;
•	flexible deployment model across on-premises, cloud, or hybrid environments;
•	productized solutions engineered to be rapidly adopted to address specific applications;
•	mindshare with developers and IT executives;
•	adoption of products by many types of users (developers, architects, DevOps personnel, IT professionals, security analysts, and departmental and organizational leaders);
•	enterprise-grade technology that is secure and reliable;
•	size of customer base and level of user adoption;
•	quality of training, consulting, and customer support;
•	brand awareness and reputation; and
•	low total cost of ownership.

We face competition from both established and emerging competitors. Our current primary competitors generally fall into the following categories:

•

For our app search, site search, and enterprise search solutions: incumbent offerings such as Solr (open source offering), search tools including Google Custom Search Engine (an advertisement-based site search tool with limited user controls), Google Site Search and Google Search Appliance (both of which Google has declared to be end-of-life and stopped selling), and enterprise search tools including Endeca (acquired by Oracle), FAST (acquired by Microsoft), and Autonomy (acquired by HP and now offered by Micro Focus).

•	For our logging and security analytics solutions: point solutions including Splunk and ArcSight SIEM (offered by Micro Focus).
•

For our metrics, APM and business analytics solutions: software vendors with specific solutions to analyze metrics, typically with Internet of Things, or IoT, data, APM data, and business analytics data.

•

Certain cloud infrastructure providers, including Amazon Web Services, that offer SaaS products based on Elastic’s open source components. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.

Some of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. New start-up companies that innovate and large competitors that are making significant investments in research and development may develop similar offerings that compete with our offerings or that achieve greater market acceptance than our offerings. This could attract customers away from our offerings and reduce our market share. If we are unable to anticipate or react to these competitive challenges, our competitive position would weaken, which would adversely affect our business and results of operations.

Our limited operating history makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.

We were founded in 2012. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this Quarterly Report on Form 10-Q and in our Prospectus. If we do not address these risks successfully, our business and results of operations will be adversely affected, and the market price of our ordinary shares could decline.

Further, we have limited historical financial data and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

If we are not able to keep pace with technological and competitive developments, our business will be harmed.

The market for search technologies is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. Our success depends upon our ability to enhance existing products, expand the use cases of our products, respond to changing customer needs, requirements and preferences, and develop and introduce in a timely manner new offerings that keep pace with technological and competitive developments. We have in the past experienced delays in releasing new products, deployment options and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of our products and purchase those of our competitors instead.

Additionally, the success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have bugs, errors, or other defects or deficiencies in the early stages of introduction. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.

The markets for some of our products are new, unproven and evolving, and our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving markets.

The markets for certain of our products, such as our security analytics and APM solutions, are relatively new, rapidly evolving and unproven. Accordingly, it is difficult to predict customer adoption and renewals for these products, customers’ demand for these products, the size, growth rate, expansion, and longevity of these markets, the entry of competitive products, or the success of existing competitive products. Our ability to penetrate these new and evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with our products. If these markets do not continue to grow as expected, or if we are unable to anticipate or react to changes in these markets, our competitive position would weaken, which would adversely affect our business and results of operations.

Our operating results are likely to fluctuate from quarter to quarter, which could adversely affect the trading price of our ordinary shares.

Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

•	our ability to attract and retain new customers;
•	the loss of existing customers;
•	customer renewal rates;
•	our ability to successfully expand our business in the U.S. and internationally;
•	our ability to foster an ecosystem of developers and users to expand the use cases of our products;
•	our ability to gain new partners and retain existing partners;
•	fluctuations in the growth rate of the overall market that our products address;
•	fluctuations in the mix of our revenue, which may impact our gross margins and operating income;
•

the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including investments in sales and marketing, research and development and general and administrative resources;

•	network outages or performance degradation of Elastic Cloud;
•	breaches of, or failures relating to, security, privacy, or data protection;
•	general economic, industry and market conditions;
•	increases or decreases in the number of elements of our subscriptions or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	the budgeting cycles and purchasing practices of customers;
•	decisions by potential customers to purchase alternative solutions;
•	decisions by potential customers to develop in-house solutions as alternatives to our products;
•	insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our offerings;
•	our ability to collect timely on invoices or receivables;
•	delays in our ability to fulfill our customers’ orders;
•	the cost and potential outcomes of future litigation or other disputes;
•	future accounting pronouncements or changes in our accounting policies;
•	our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•	fluctuations in stock-based compensation expense;
•	fluctuations in foreign currency exchange rates;
•

the timing and success of new offerings introduced by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or partners;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•	other risk factors described in this Quarterly Report on Form 10-Q and in our Prospectus.

The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly. Such fluctuations could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially, and we could face costly lawsuits, including securities class action suits.

If we are unable to increase sales of our subscriptions to new customers, sell additional subscriptions to our existing customers, or expand the value of our existing customers’ subscriptions, our future revenue and results of operations will be harmed.

We offer certain features of our products as open source software with no payment required, and also offer some of our proprietary features with no payment required. Customers purchase subscriptions in order to gain access to additional functionality and support. Our future success depends on our ability to sell our subscriptions to new customers and to expand the deployment of our offerings with existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions. Our ability to sell new subscriptions depends on a number of factors, including the prices of our offerings, the prices of products offered by our competitors, and the budgets of our customers. In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our customers purchase additional subscriptions and expand the value of existing subscriptions depends on a number of factors, including customers’ level of satisfaction with our offerings, the nature and size of the deployments, the desire to address additional use cases, and the perceived need for additional features, as well as general economic conditions. We rely in large part on our customers to identify new use cases for our products in order to expand such deployments and grow our business. If our customers do not recognize the potential of our offerings, our business would be materially and adversely affected. If our efforts to sell subscriptions to new customers and to expand deployments at existing customers are not successful, our total revenue and revenue growth rate may decline and our business will suffer.

If our existing customers do not renew their subscriptions, it could have an adverse effect on our business and results of operations.

We expect to derive a significant portion of our revenue from renewals of existing subscriptions. As a result, achieving a high renewal rate of our subscriptions will be critical to our business. Our customers have no contractual obligation to renew their subscriptions after the completion of their subscription term. Our subscriptions for self-managed deployments typically range from one to three years, while many of our Elastic Cloud customers purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our products and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of product outages, our product uptime or latency, and the pricing of our, or competing, products. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends. If our customers do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline and our Net Expansion Rate may decline.

Because of the rights accorded to third parties under open source software licenses, there are limited technological barriers to entry into the markets in which we compete and it may be relatively easy for competitors, some of whom may have greater resources than we have, to enter our markets and compete with us.

Anyone may obtain access to the source code for our open source features and then redistribute it (either in a modified or unmodified form) and use it to compete in our markets. Additionally, we make the source code of our proprietary features for the Elastic Stack available, which may enable others to compete more effectively. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the permissions allowed under open source licensing. It is possible for competitors to develop their own software, including software based on our products, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, Amazon offers some of our open source features as part of its Amazon Web Services offering. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, the pricing of Amazon’s offerings may limit our ability to adjust the price of our products. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.

If we do not effectively expand and train our sales force, we may be unable to add new customers, increase sales to existing customers or expand the value of our existing customers’ subscriptions and our business will be adversely affected.

We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly if we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions, and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

Our ability to increase sales of our offerings is highly dependent on the quality of our customer support, and our failure to offer high quality support would have an adverse effect on our business, reputation and results of operations.

After our products are deployed within our customers’ IT environments, our customers depend on our technical support services to resolve issues relating to our products. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our products, our ability to sell additional subscriptions to existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with potential customers could be damaged. Many larger enterprise and government entity customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these enterprise customers, it may be more difficult to grow sales with them.

Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain high-quality support services would have an adverse effect on our business, financial condition, and results of operations.

We rely significantly on revenue from subscriptions and, because we recognize a significant portion of the revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription revenue accounts for the substantial majority of our revenue, comprising 92% of total revenue for the first six months of fiscal 2019, 93% of total revenue in fiscal 2018, and 90% of total revenue in fiscal 2017. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.

The estimates of market opportunity and expectations about market growth included in this Quarterly Report on Form 10-Q and in our Prospectus may prove to be inaccurate, and even if the markets in which we compete achieve the expected growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and expectations about market growth included in this Quarterly Report on Form 10-Q and in our Prospectus are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the markets in which we compete meet the size estimates and growth expectations included in this Quarterly Report on Form 10-Q and in our Prospectus, our business could fail to grow for a variety of reasons, which would adversely affect our results of operations.

A real or perceived defect, security vulnerability, error, or performance failure in our software could cause us to lose revenue, damage our reputation, and expose us to liability.

Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.

Any limitation of liability provisions that may be contained in our customer and partner agreements may not be effective as a result of existing or future applicable law or unfavorable judicial decisions. The sale and support of our products entail the risk of liability claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against this liability may not be adequate to cover a potential claim.

Incorrect implementation or use of, or our customers’ failure to update, our software could result in customer dissatisfaction and negatively affect our business, operations, financial results, and growth prospects.

Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. If our customers do not implement, update or use our products correctly or as intended, inadequate performance and/or security vulnerabilities may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our software or our failure to train customers on how to use our software productively may result in customer dissatisfaction, negative publicity and may adversely affect our reputation and brand. Failure by us to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, and adversely affect our business and growth prospects.

If third parties offer inadequate or defective implementations of our open source software, our reputation could be harmed.

Certain cloud infrastructure providers, including Amazon Web Services, provide SaaS offerings based on open source components of the Elastic Stack, using the names of those open source components in marketing such offerings. These offerings are not supported by us and come without any of our proprietary features. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology, or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their open source offerings. Users, customers, and potential customers could confuse these third party products with our own products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products. Any damage to our reputation and brand from defective implementations of our open source software could result in lost sales and lack of market acceptance of our products and could adversely affect our business and growth prospects.

We rely on traditional web search engines to direct traffic to our website. If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.

Our success depends in part on our ability to attract users through unpaid Internet search results on traditional web search engines such as Google. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. Any reduction in the number of users directed to our website could reduce our revenue or require us to increase our customer acquisition expenditures.

If our security measures are breached or unauthorized access to private or proprietary data is otherwise obtained, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.

Any security breach, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss of confidential information, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. If our security measures are breached as a result of third-party action, employee error, defect or bug in our products, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our confidential information or personal information or the confidential information or personal information of our customers, our reputation may be damaged, our business may suffer and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach.

In addition, many of our customers may use our software for processing their sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information and other related data. As a result, unauthorized access or use of this data could result in the loss, compromise, corruption or destruction of our customers’ sensitive and proprietary information and lead to litigation, regulatory investigations and claims, indemnity obligations, and other liabilities. We have implemented administrative, technical and physical measures designed to protect the integrity of customer information and prevent data loss, misappropriation and other security breaches and incidents and may incur significant costs in connection with the implementation of additional preventative measures in the future.

We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures.

Further, we cannot assure that any limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.

We rely on third-party cloud platforms to host our cloud offerings. If we experience an interruption in service for any reason, our cloud offerings would similarly be interrupted. An interruption in our services to our customers could cause our customers’ internal and consumer-facing applications to not function properly, which could have a material adverse effect on our business, results of operations, customer relationships and reputation.

In addition, our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions, capacity constraints, technical failures, natural disasters or fraud or security attacks. Our use and distribution of open source software may increase this risk. If our website is unavailable or our users are unable to download our products or order subscriptions or services within a reasonable amount of time or at all, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for our products. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

We also rely on cloud technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services and lead generation management services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our customers could be impaired, and our ability to generate and manage sales leads could be weakened until equivalent services, if available, are identified, obtained and implemented, any of which could harm our business and results of operations.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could harm our business.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations. Although we have entered into employment offer letters with our key personnel, their employment is for no specific duration and constitutes at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products.

Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer and Chairman, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations.

Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

If we are not able to maintain and enhance our brand, especially among developers, our business and operating results may be adversely affected.

We believe that developing and maintaining widespread awareness of our brand, especially with developers, is critical to achieving widespread acceptance of our software and attracting new users and customers. Brand promotion activities may not generate user or customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in Elastic{ON} and similar investments in our brand, user engagement, and customer engagement may not generate a sufficient financial return. If we fail to successfully promote and maintain our brand, we may fail to attract or retain users and customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our products.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and entrepreneurial spirit we have worked to foster, which could harm our business.

We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire aggressively as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Moreover, many of our existing employees may be able to receive significant proceeds from sales of our ordinary shares in the public markets, which could lead to employee attrition and disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our substantial anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

We rely on channel partners to execute a portion of our sales; if our channel partners fail to perform, our ability to sell our solution will be more limited, and our results of operations could be harmed.

A portion of our revenue is generated by sales through our channel partners, especially to U.S. federal government customers and in certain international markets. We provide certain of our channel partners with specific training and programs to assist them in selling our offerings, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in marketing and selling our offerings. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our offerings to customers.

Some of these partners may also market, sell, and support offerings that are competitive with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling our offerings altogether. Our agreements with our channel partners typically have a duration of one to three years, and generally may be terminated for any reason by either party with advance notice prior to each renewal date. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, many of our new channel partners require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our offerings to customers or violates laws or our or their corporate policies. If our channel partners are unsuccessful in fulfilling the orders for our offerings, or if we are unable to enter into arrangements with and retain high quality channel partners, our ability to sell our offerings and results of operations could be harmed.

If we are unable to maintain successful relationships with our partners, our business operations, financial results and growth prospects could be adversely affected.

We maintain partnership relationships with a variety of partners, including cloud providers, systems integrators, channel partners, referral partners, OEM and MSP partners, and technology partners, to jointly deliver offerings to our end customers and complement our broad community of users. In particular, we work with systems integrators and referral partners to market and sell our subscriptions.

Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the offerings of several different companies, including offerings that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own offerings or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our offerings may be harmed. Our partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our results of operations.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our partners and in helping our partners enhance their ability to market and sell our subscriptions. If we are unable to maintain our relationships with these partners, our business, results of operations, financial condition or cash flows could be harmed.

The sales prices of our offerings may decrease, which may reduce our gross profits and adversely affect our financial results.

The sales prices for our offerings may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new offerings, or promotional programs. For example, we recently reduced prices for some of our Elastic Cloud offerings in conjunction with launching new offerings. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and channel partners are willing to pay in those countries and regions. Any decrease in the sales prices for our offerings, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely impacted by a shift in mix of our subscriptions from self-managed to our cloud offering, which has a lower gross margin, as well as any increase in our mix of professional services relative to subscriptions. We cannot assure you that we will be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

We expect our revenue mix to vary over time, which could harm our gross margin and operating results.

We expect our revenue mix to vary over time due to a number of factors, including the mix of our subscriptions for self-managed and our cloud offerings, and our professional services revenue. Due to the differing revenue recognition policies applicable to our subscriptions and professional services, shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our ordinary shares could decline.

The length of our sales cycle can be unpredictable, particularly with respect to sales through our channel partners or sales to large customers, and our sales efforts may require considerable time and expense.

Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to large subscription customers and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Our sales cycle can extend to more than a year for some customers. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our ordinary shares to decline.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of October 31, 2018, we had seven issued U.S. patents, 22 pending U.S. patent applications, one pending U.S. provisional application, and five pending non-U.S. filings, including four patent cooperation treaty patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation.

We could incur substantial costs as a result of any claim of infringement, misappropriation or violation of another party’s intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement, misappropriation or violation of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or violation claims. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole or principal business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our products infringe, misappropriate or violate their rights, the litigation could be expensive and could divert our management resources.

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using products that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•	make substantial payments for legal fees, settlement payments or other costs or damages;
•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•	redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation or violation claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, violation and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or violation, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

Our technologies incorporate open source software, and we expect to continue to incorporate open source software in our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure you that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Some open source projects have known vulnerabilities and architectural instabilities and as provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations and financial condition.

One of our marketing strategies is to offer open source and free trials of our products, and we may not be able to realize the benefits of this strategy.

We are dependent upon lead generation strategies, including offering open source and free trials of our products, to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many users never convert from the open source or free trials to the paid versions of our products. To the extent that users do not become, or we are unable to successfully attract, paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

Our software development and licensing model could be negatively impacted if the Apache License, Version 2.0 is not enforceable.

Important components of our software have been provided under the Apache License 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open source components of our products may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of our products.

In connection with the operation of our business, we may collect, store, transfer and otherwise process certain personal data and personally identifiable information. As a result, our business is subject to a variety of government and industry regulations, as well as other obligations, related to privacy, data protection and information security.

Privacy, data protection and information security have become significant issues in various jurisdictions where we offer our products. The regulatory frameworks for privacy, data protection and information security issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in these areas. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.

In the United States, we may be subject to investigation and/or enforcement actions brought by federal agencies and state attorneys general and consumer protection agencies. We publicly post policies and other documentation regarding our practices concerning the processing, use and disclosure of personally identifiable information. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Internationally, virtually every jurisdiction in which we operate has established its own data security, privacy and data protection legal frameworks with which we or our customers must comply. Within the European Union, the European General Data Protection Regulation, or GDPR, became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of certain personal data. As compared to previously-effective data protection law in the European Union, the GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenue and our business overall. Additionally, because the GDPR’s standards have not been previously enforced against companies, we are unable to predict how they will be applied to us. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the EEA, in particular as a result of continued legal and legislative activity within the European Union that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data.

We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of shifting business sentiment in the EEA regarding international data transfers and the data protection obligations imposed on them. We may find it necessary to establish systems to maintain personal data originating from the EEA in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions taken by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This creates an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. For example, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with GDPR and how data transfers to and from the United Kingdom will be regulated. A Data Protection Bill is undergoing the legislative process in the United Kingdom that generally would be consistent with the GDPR, but it is unclear whether this bill ultimately will be enacted. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business may be seriously harmed.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws, regulations, and other obligations concerning privacy, data protection and information security, which could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our offerings, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products, and we could face fines, lawsuits, regulatory investigations and other claims and penalties, and we could be required to fundamentally change our products or our business practices, which could have an adverse effect on our business. Any inability to adequately address privacy, data protection and data security concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy, data protection and information security laws, regulations and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and countries outside of the United States. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations and financial condition could be adversely affected.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

Our software may be subject to U.S. export control laws and regulations including the Export Administration Regulations, or EAR, and trade and economic sanctions maintained by the Office of Foreign Assets Control, or OFAC. As such, an export license may be required to export or reexport our products to certain countries, end-users and end-uses. Because we incorporate encryption functionality into our products, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets could adversely affect our business, financial condition and operating results.

Our international operations and expansion expose us to several risks.

As of October 31, 2018, we had customers located in over 95 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of October 31, 2018, we had employees located across over 35 countries. Our current international operations involve and future initiatives will involve a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•

different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	exposure to many stringent and potentially inconsistent laws and regulations relating to privacy, data protection and information security, particularly in the European Union;
•	changes in a specific country’s or region’s political or economic conditions;
•	risks resulting from changes in currency exchange rates;
•

challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•

risks relating to the implementation of exchange controls, including restrictions promulgated by the OFAC, and other similar trade protection regulations and measures in the United States or in other jurisdictions;

•	reduced ability to timely collect amounts owed to us by our customers in countries where our recourse may be more limited;
•	limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;
•	limited or unfavorable intellectual property protection; and
•

exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions.

If we are unable to address these difficulties and challenges or other problems encountered in connection with our international operations and expansion, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally.

If we are not successful in sustaining and expanding our international business, we may incur additional losses and our revenue growth could be harmed.

Our future results depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We depend on direct sales and our channel partner relationships to sell our offerings in international markets. Our ability to expand internationally will depend upon our ability to deliver functionality and foreign language translations that reflect the needs of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through other partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could harm our business.

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products;
•	continue to expand our sales and marketing and research and development organizations;
•	acquire complementary technologies, products or businesses;
•	expand operations in the United States or internationally;
•	hire, train, and retain employees; or
•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to have sufficient capital to do any of these things could harm our business, financial condition, and results of operations.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.

As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ordinary shares. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, results of operations, and financial condition.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell our offerings and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state government, or non-U.S. government sectors until we have attained the revised certification. Government demand and payment for our offerings may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings.

Additionally, we rely on certain partners to provide technical support services to certain of our government entity customers to resolve any issues relating to our products. If our partners do not effectively assist our government entity customers in deploying our products, succeed in helping our government entity customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional offerings to new and existing government entity customers would be adversely affected and our reputation could be damaged.

Government entities may have statutory, contractual, or other legal rights to terminate contracts with us or our channel partners for convenience or due to a default, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely affect our results of operations in a material way.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.

Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.

Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In the United States, newly enacted legislation commonly referred to as the Tax Cuts and Jobs Act introduced a number of changes to U.S. federal income tax laws, the impact of which is uncertain. In addition, the authorities in the jurisdictions in which we operate could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, and interest and penalties. Such authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of April 30, 2018 and 2017, we had net operating loss carryforwards in various jurisdictions of $223.0 million and $135.9 million, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.

Catastrophic events, or man-made problems such as terrorism, may disrupt our business.

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity. In the event our or our partners abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

A portion of our subscriptions are generated and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. The strengthening of the U.S. dollar increases the real cost of our offerings to our customers outside of the United States, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the trading price of our ordinary shares.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, measurement of stock-based compensation expense, accounting of intangible assets, goodwill impairment test, and accounting for income taxes including deferred tax assets and liabilities.

Risks Related to Ownership of our Ordinary Shares

The market price for our ordinary shares may be volatile or may decline regardless of our operating performance.

There was no public market for our ordinary shares prior to our IPO.  The market price of our ordinary shares following the IPO has fluctuated substantially and may fluctuate significantly in the future in response to a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our ordinary shares. Factors that could cause fluctuations in the market price of our ordinary shares include the following:

•	actual or anticipated changes or fluctuations in our operating results;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	announcements by us or our competitors of new offerings or new or terminated significant contracts, commercial relationships or capital commitments;
•	industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	future sales or expected future sales of our ordinary shares;
•	investor perceptions of us and the industries in which we operate;
•	price and volume fluctuations in the overall stock market from time to time;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	the expiration of market stand-off or contractual lock-up agreements and sales of shares of our ordinary shares by us or our shareholders;
•

failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	breaches of, or failures relating to, security, privacy or data protection;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	any major changes in our management or our board of directors, particularly with respect to Mr. Banon;
•	general economic conditions and slow or negative growth of our markets; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially own approximately 77% of our ordinary shares outstanding as of October 31, 2018. As a result, these shareholders, acting together, will have control over most matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of associations and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.

In addition, four of our non-executive directors are affiliated with a holder of greater than 5% of our ordinary shares as of October 31, 2018.

The issuance of additional shares in connection with financings, acquisitions, investments, our share incentive plans or otherwise will dilute all other shareholders.

Our articles of association authorize us to issue up to 165 million ordinary shares and up to 165 million preference shares with such rights and preferences as included in our articles of association. Subject to compliance with applicable rules and regulations, we may issue ordinary shares or securities convertible into ordinary shares from time to time in connection with a financing, acquisition, investment, our share incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the market price of our ordinary shares to decline, unless pre-emptive rights exist.

Certain holders of our ordinary shares may not be able to exercise pre-emptive rights and as a result may experience substantial dilution upon future issuances of ordinary shares.

Holders of our ordinary shares in principle have a pro rata pre-emptive right with respect to any issue of ordinary shares or the granting of rights to subscribe for ordinary shares, unless Dutch law or the articles of association state otherwise or unless explicitly provided otherwise in a resolution by our General Meeting of Shareholders, or the General Meeting, or—if authorized by the General Meeting—by a resolution of our board of directors. Our General Meeting has empowered our board of directors, to limit or exclude pre-emptive rights on ordinary shares for a period of five years from October 10, 2018, which could cause existing shareholders to experience substantial dilution of their interest in us.

Pre-emptive rights do not exist with respect to the issue of preference shares and holders of preference shares, if any, have no pre-emptive right to acquire newly issued ordinary shares. Also, pre-emptive rights do not exist with respect to the issue of shares or grant of rights to subscribe for shares to employees of the company or contributions in kind.

Sales of substantial amounts of our ordinary shares in the public markets, or the perception that they might occur, could reduce the price that our ordinary shares might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our ordinary shares in the public market, particularly sales by our directors, executive officers and significant shareholders, or the perception that these sales could occur, could adversely affect the market price of our ordinary shares and may make it more difficult for you to sell your ordinary shares at a time and price that you deem appropriate.

We, all of our directors and executive officers and holders of substantially all of our ordinary shares, or securities exercisable for or convertible into our ordinary shares outstanding as of October 10, 2018, are subject to market stand-off agreements or lock-up agreements pursuant to which they have agreed not to offer, sell or agree to sell, directly or indirectly, any ordinary shares without the prior written consent of Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC on behalf of the underwriters for a period of 180 days from October 5, 2018. However, the lock-up restrictions will no longer apply to 25% of the shares subject to each lock-up agreement with our directors, executive officers and securityholders if, at any time beginning 90 days after the date of our Prospectus, (i) we have filed at least one Quarterly Report on Form 10-Q or annual report on Form 10-K and (ii) the last reported closing price of our ordinary shares is at least 33% greater than the initial public offering price of our ordinary shares for 10 out of any 15 consecutive trading days, including the last day, ending on or after the 90th day after the date of our Prospectus (which 15 day trading period may begin prior to the 90th day after the date of the Prospectus). If the conditions for early lock-up termination described in the preceding sentence are met when our trading window is closed, the lock-up restriction will continue to apply until the opening of trading on the second business day following the date that (i) we are no longer in a closed trading window and (ii) the reported closing price of our ordinary shares on such date is at least 33% greater than the initial public offering price of our ordinary shares. The lock-up agreements are subject to additional exceptions, and Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, release any of the securities subject to these lock-up agreements at any time. When the lock-up period expires, we and our securityholders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market. Sales of a substantial number of such shares upon expirations, in whole or in part, of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your ordinary shares at a time and price that you deem appropriate.

Certain anti-takeover provisions in our articles of association and under Dutch law may prevent or could make an acquisition of our company more difficult, limit attempts by our shareholders to replace or remove members of our board of directors or current management and may adversely affect the market price of our ordinary shares.

Our articles of association contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for shareholders to appoint directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•

the staggered three-year terms of the members of our board of directors, as a result of which only approximately one-third of the members of our board of directors may be subject to election in any one year;

•

a provision that the members of our board of directors may only be removed by the General Meeting by a two-thirds majority of votes cast representing at least 50% of our issued share capital if such removal is not proposed by our board of directors;

•

a provision that the members of our board of directors may only be appointed upon binding nomination of the board of directors, which can only be overruled with two-thirds majority of votes cast representing at least 50% of our issued share capital;

•

the inclusion of a class of preference shares in our authorized share capital that may be issued by our board of directors, in such a manner as to dilute the interest of shareholders, including any potential acquirer or activist shareholder, in order to delay or discourage any potential unsolicited offer or shareholder activism;

•	requirements that certain matters, including an amendment of our articles of association, may only be brought to our shareholders for a vote upon a proposal by our board of directors; and
•	minimum shareholding thresholds, based on nominal value, for shareholders to call General Meetings of our Shareholders or to add items to the agenda for those meetings.

We are subject to the Dutch Corporate Governance Code but do not comply with all the suggested governance provisions of the Dutch Corporate Governance Code. This may affect your rights as a shareholder.

As a Dutch company we are subject to the Dutch Corporate Governance Code, or DCGC. The DCGC contains both principles and suggested governance provisions for management boards, supervisory boards, shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the suggested governance provisions of the DCGC. If they do not comply with those provisions (e.g., because of a conflicting requirement), the company is required to give the reasons for such noncompliance. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including the New York Stock Exchange. The principles and suggested governance provisions apply to our board of directors (in relation to role and composition, conflicts of interest and independency requirements, board committees and remuneration), shareholders and the General Meeting (for example, regarding anti-takeover protection and our obligations to provide information to our shareholders) and financial reporting (such as external auditor and internal audit requirements). Upon becoming a listed company, we will comply with all applicable provisions of the DCGC except where such provisions conflict with U.S. exchange listing requirements or with market practices in the United States or the Netherlands. This may affect your rights as a shareholder and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the suggested governance provisions of the DCGC.

We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares.

We have never declared or paid any cash dividends on our shares. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our ordinary shares in the foreseeable future. Were this position to change, payment of future dividends may be made only if our equity exceeds the amount of the paid-in and called-up part of the issued share capital, increased by the reserves required to be maintained by Dutch law or by our articles of association. Accordingly, investors must rely on sales of their ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our ordinary shares, our share price and trading volume could decline.

The trading market for our ordinary shares will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our ordinary shares will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our ordinary shares or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year after the first anniversary of our initial public offering in which the market value of our ordinary shares held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our stock price may be more volatile.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may materially and adversely affect our ability to achieve long-term profitability.

If we fail to establish or maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may, therefore, be adversely affected.

As a public company in the United States, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, beginning with our annual report for the fiscal year ending April 30, 2020, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with these obligations. This process is time-consuming, costly, and complicated. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report following the date on which we are no longer an “emerging growth company”, which may be up to five fiscal years following the date of our initial public offering. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ordinary shares may be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Claims of U.S. civil liabilities may not be enforceable against us.

We are incorporated under the laws of the Netherlands and substantial portions of our assets are located outside of the United States. In addition, one member of our board of directors and certain experts named herein reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons residing outside the United States, or to enforce outside the United States judgments obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the U.S. federal securities laws.

There is no treaty between the United States and the Netherlands for the mutual recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Therefore, a final judgment rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would not be enforceable in the Netherlands unless the underlying claim is re-litigated before a Dutch court of competent jurisdiction. In such proceedings, however, a Dutch court may be expected to recognize the binding effect of a judgment of a federal or state court in the United States without re-examination of the substantive matters adjudicated thereby, if (i) the jurisdiction of the U.S. federal or state court has been based on internationally accepted principles of private international law, (ii) that judgment resulted from legal proceedings compatible with Dutch notions of due process, (iii) that judgment does not contravene public policy of the Netherlands and (iv) that judgment is not incompatible with (x) an earlier judgment of a Dutch court between the same parties, or (y) an earlier judgment of a foreign court between the same parties in a dispute regarding the same subject and based on the same cause, if that earlier foreign judgment is recognizable in the Netherlands.

Based on the foregoing, there can be no assurance that U.S. investors will be able to enforce against us or members of our board of directors, officers or certain experts named herein who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

In addition, there can be no assurance that a Dutch court would impose civil liability on us, the members of our board of directors, our officers or certain experts named herein in an original action predicated solely upon the U.S. federal securities laws brought in a court of competent jurisdiction in the Netherlands against us or such members, officers or experts, respectively.

U.S. holders of our ordinary shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

A non-U.S. corporation will generally be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. For purposes of the PFIC asset test, the value of our assets will generally be determined by reference to our market capitalization. However, if we are considered to be a “controlled foreign corporation,” or CFC, that is not “publicly traded” for purposes of the PFIC rules during the tested period, the value of our assets will generally be determined by reference to our adjusted bases in our assets. Due in part to changes in the CFC attribution rules as part of recently enacted legislation commonly referred to as the Tax Cuts and Jobs Act, we may be a CFC. However, based on our past and current projections of our income and assets, as well as the use of proceeds from our IPO, we do not expect to be a PFIC for the taxable year ending April 30, 2019 or for the foreseeable future. Nevertheless, a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year). Since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot assure you that we will not be or become a PFIC in the current taxable year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder (as defined in “Taxation—Material U.S. Federal Income Tax Considerations to U.S. Holders” in our Prospectus) holds our ordinary shares, the U.S. holder may be subject to adverse tax consequences. Each U.S. holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.

If a U.S. holder is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse U.S. federal income tax consequences.

If a U.S. holder is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our ordinary shares, such holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Under changes implemented recently by legislation commonly referred to as the Tax Cuts and Jobs Act, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to any such controlled foreign corporation or furnish to any investor who may be a United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. Failure to comply with these reporting obligations may subject a U.S. holder who is a United States shareholder to significant monetary penalties and may prevent from starting the statute of limitations with respect to such holder’s U.S. federal income tax return for the year for which reporting was due. A U.S. holder should consult its advisors regarding the potential application of these rules to an investment in our ordinary shares.

We may not be able to make distributions or repurchase shares without subjecting our shareholders to Dutch withholding tax.

Dutch dividend withholding tax may be levied on dividends and similar distributions made by us to our shareholders at the statutory rate of 15%. If dividend distributions are structured as a repayment of capital or a repurchase of shares, Dutch withholding tax may still be due at 15%. Such repayment of capital or repurchase of shares will be exempt from dividend withholding tax only in limited circumstances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On October 10, 2018, we completed our IPO, in which we issued and sold 8,050,000 of our ordinary shares at an offering price of $36.00 per share, including 1,050,000 shares pursuant to the underwriters’ option to purchase additional shares of our ordinary shares, resulting in gross proceeds to us of $289.8 million. All of the ordinary shares issued and sold in our IPO were registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1 (File No. 333-227191), which was declared effective by the SEC on October 4, 2018.

Goldman Sachs & Co. LLC, J.P Morgan, Barclays Capital Inc., RBC Capital Markets, BofA Merrill Lynch, Citigroup, Jefferies, and Canaccord Genuity Inc. acted as underwriters for the offering.

The net proceeds to us, after deducting underwriting discounts and commission of $20.3 million and offering expenses of $5.7 million, were $263.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. At October 31, 2018, $3.4 million of expenses incurred in connection with our IPO had not yet been paid.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6 EXHIBITS.

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index to Exhibits

Exhibit Number	Description
3.1	Articles of Association of Elastic N.V.
3.2	Deed of Amendment of the Articles of Association of Elastic N.V., dated October 10, 2018.
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic B.V., dated October 10, 2018.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: December 12, 2018	By:	/s/ Shay Banon
Shay Banon
Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2018	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Accounting and Financial Officer)