Form 10-Q
period 2019-01-31
Elastic N.V.
filed 2019-03-01
CIK 1707753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 26, 2019, the registrant had 71,364,083 ordinary shares, €0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Elastic N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	January 31, 2019	April 30, 2018
Assets
Current assets:
Cash and cash equivalents	$305,826	$50,941
Restricted cash	2,664	668
Accounts receivable, net of allowance for doubtful accounts of $2,122 and $776 as of January 31, 2019 and April 30, 2018, respectively	54,518	53,233
Deferred contract acquisition costs	15,795	12,125
Prepaid expenses and other current assets	22,881	15,261
Total current assets	401,684	132,228
Property and equipment, net	4,663	4,536
Goodwill	19,970	19,182
Intangible assets, net	7,417	8,297
Deferred contract acquisition costs, non-current	7,657	5,954
Deferred offering costs	-	242
Deferred tax assets	3,058	3,946
Other assets	6,549	8,628
Total assets	$450,998	$183,013

Liabilities, Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,772	$2,176
Accrued expenses and other liabilities	16,716	11,816
Accrued compensation and benefits	16,992	15,191
Deferred revenue	126,171	95,929
Total current liabilities	161,651	125,112
Deferred revenue, non-current	11,632	6,632
Other liabilities, non-current	5,616	3,877
Total liabilities	178,899	135,621
Commitments and contingencies (Note 7)
Redeemable convertible preference shares, par value €0.001 per share; No shares authorized, issued, or outstanding as of January 31, 2019; 29,026,193 shares authorized; 28,939,466 shares issued and outstanding as of April 30, 2018	-	200,921
Shareholders’ equity (deficit):
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of January 31, 2019; 0 shares authorized, issued and outstanding as of April 30, 2018	-	-
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 71,334,105 shares issued and outstanding as of January 31, 2019	727	-
Ordinary shares, par value of €0.001 per share; 72,000,000 shares authorized; 0 and 33,232,955 shares issued and outstanding as of January 31, 2019 and April 30, 2018, respectively	-	33
Treasury stock; 35,937 shares (repurchased at an average price of $10.30 per share)	(369)	(369)
Additional paid-in capital	556,143	62,542
Accumulated other comprehensive loss	(2,160)	(961)
Accumulated deficit	(282,242)	(214,774)
Total shareholders’ (deficit) equity	272,099	(153,529)
Total liabilities, redeemable convertible preference shares and shareholders’ equity (deficit)	$450,998	$183,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data) (unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Revenue
License - self-managed	$9,406	$5,815	$26,850	$16,920
Subscription - self-managed and SaaS	55,180	33,218	147,781	86,286
Total subscription revenue	64,586	39,033	174,631	103,206
Professional services	6,249	2,648	16,423	7,157
Total revenue	70,835	41,681	191,054	110,363
Cost of revenue
Cost of license - self-managed	96	96	290	290
Cost of subscription - self-managed and SaaS	13,941	7,382	37,012	18,618
Total cost of revenue - subscription	14,037	7,478	37,302	18,908
Cost of professional services	6,387	3,288	17,266	8,232
Total cost of revenue	20,424	10,766	54,568	27,140
Gross profit	50,411	30,915	136,486	83,223
Operating expenses
Research and development	25,850	15,092	70,163	38,098
Sales and marketing	37,196	20,727	102,252	54,679
General and administrative	11,151	7,555	33,342	19,205
Total operating expenses	74,197	43,374	205,757	111,982
Operating loss	(23,786)	(12,459)	(69,271)	(28,759)
Other income (expense), net	1,877	(175)	2,737	(813)
Loss before income taxes	(21,909)	(12,634)	(66,534)	(29,572)
Provision for (benefit from) income taxes	(558)	696	934	1,752
Net loss	$(21,351)	$(13,330)	$(67,468)	$(31,324)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.30)	$(0.41)	$(1.37)	$(0.98)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	70,725,336	32,392,894	49,261,240	31,838,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands) (unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net loss	$(21,351)	$(13,330)	$(67,468)	$(31,324)
Other comprehensive loss:
Foreign currency translation adjustments	(365)	1,316	(1,199)	841
Other comprehensive income (loss)	(365)	1,316	(1,199)	841
Total comprehensive loss	$(21,716)	$(12,014)	$(68,667)	$(30,483)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Redeemable Convertible Preference Shares

and Shareholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible				Treasury	Additional	Other		Total
	Preference Shares		Ordinary Shares		Shares	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Deficit
Balances at October 31, 2017	28,939,466	$200,921	32,634,365	$33	$(369)	$53,996	$(2,367)	$(180,041)	$(128,748)
Issuance of ordinary shares upon exercise of stock options	-	-	156,946	-	-	414	-	-	414
Issuance of ordinary shares related to early exercise of stock options	-	-	43,630	-	-	-	-	-	-
Vesting of early exercised stock options	-	-	-	-	-	27	-	-	27
Stock-based compensation	-	-	-	-	-	3,435	-	-	3,435
Net loss	-	-	-	-	-	-	-	(13,330)	(13,330)
Foreign currency translation	-	-	-	-	-	-	1,316	-	1,316
Balances at January 31, 2018	28,939,466	$200,921	32,834,941	$33	$(369)	$57,872	$(1,051)	$(193,371)	$(136,886)

							Accumulated
	Redeemable Convertible				Treasury	Additional	Other		Total
	Preference Shares		Ordinary Shares		Shares	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Equity
Balances at October 31, 2018	-	$-	70,948,987	$722	$(369)	$546,219	$(1,795)	$(260,891)	$283,886
Issuance of ordinary shares upon exercise of stock options	-	-	140,620	2	-	753	-	-	755
Issuance of ordinary shares upon subscription of restricted stock awards	-	-	244,498	3	-	(3)	-	-	-
Stock-based compensation	-	-	-	-	-	9,174	-	-	9,174
Net loss	-	-	-	-	-	-	-	(21,351)	(21,351)
Foreign currency translation	-	-	-	-	-	-	(365)	-	(365)
Balances at January 31, 2019	-	$-	71,334,105	$727	$(369)	$556,143	$(2,160)	$(282,242)	$272,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Redeemable Convertible Preference Shares

and Shareholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible				Treasury	Additional	Other		Total
	Preference Shares		Ordinary Shares		Shares	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Deficit
Balances at April 30, 2017	28,939,466	$200,921	31,130,047	$31	$(25)	$35,395	$(1,892)	$(162,047)	$(128,538)
Issuance of ordinary shares upon exercise of stock options	-	-	473,929	-	-	1,742	-	-	1,742
Issuance of ordinary shares related to early exercise of stock options	-	-	43,630	-	-	-	-	-	-
Repurchase of ordinary shares	-	-	(33,937)	-	(344)	-	-	-	(344)
Vesting of early exercised stock options	-	-	-	-	-	81	-	-	81
Ordinary shares issued in connection with the acquisition of Opbeat	-	-	488,998	1	-	4,018	-	-	4,019
Ordinary shares issued in connection with the acquisition of Swiftype	-	-	732,274	1	-	8,391	-	-	8,392
Stock-based compensation	-	-	-	-	-	8,245	-	-	8,245
Net loss	-	-	-	-	-	-	-	(31,324)	(31,324)
Foreign currency translation	-	-	-	-	-	-	841	-	841
Balances at January 31, 2018	28,939,466	$200,921	32,834,941	$33	$(369)	$57,872	$(1,051)	$(193,371)	$(136,886)

							Accumulated
	Redeemable Convertible				Treasury	Additional	Other		Total
	Preference Shares		Ordinary Shares		Shares	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balances at April 30, 2018	28,939,466	$200,921	33,232,955	$33	$(369)	$62,542	$(961)	$(214,774)	$(153,529)
Change in par value upon conversion from B.V. to N.V.	-	-	-	303	-	(303)	-	-	-
Conversion of redeemable convertible preference shares to ordinary shares upon initial public offering	(28,939,466)	(200,921)	28,939,466	289	-	200,632	-	-	200,921
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and issuance costs	-	-	8,050,000	93	-	263,749	-	-	263,842
Issuance of ordinary shares upon exercise of stock options	-	-	776,342	6	-	3,531	-	-	3,537
Issuance of ordinary shares upon subscription of restricted stock awards	-	-	244,498	3	-	(3)	-	-	-
Vesting of early exercised stock options	-	-	-	-	-	1,019	-	-	1,019
Vesting of ordinary shares subject to repurchase	-	-	-	-	-	449	-	-	449
Repurchase of early exercised stock options	-	-	(43,630)	-	-	-	-	-	-
Ordinary shares issued in connection with the acquisition of Lambda Lab	-	-	134,474	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	24,527	-	-	24,527
Net loss	-	-	-	-	-	-	-	(67,468)	(67,468)
Foreign currency translation	-	-	-	-	-	-	(1,199)	-	(1,199)
Balances at January 31, 2019	-	$-	71,334,105	$727	$(369)	$556,143	$(2,160)	$(282,242)	$272,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended January 31,
	2019	2018
Cash flows from operating activities
Net loss	$(67,468)	$(31,324)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	4,386	3,565
Amortization of deferred contract acquisition costs	14,718	8,798
Stock-based compensation expense	28,015	8,578
Other	66	2
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	(2,228)	(3,180)
Deferred contract acquisition costs	(20,414)	(11,109)
Prepaid expenses and other current assets	(9,598)	(4,109)
Other assets	2,631	(2,522)
Accounts payable	(366)	5,126
Accrued expenses and other liabilities	6,730	5,721
Accrued compensation and benefits	2,070	1,856
Deferred revenue	37,311	21,686
Net cash (used in) provided by operating activities	(4,147)	3,088
Cash flows from investing activities
Purchases of property and equipment	(2,359)	(1,841)
Maturities of short-term investments	-	15,000
Business acquisitions, net of cash acquired	(1,986)	(3,702)
Net cash (used in) provided by investing activities	(4,345)	9,457
Cash flows from financing activities
Net proceeds from issuance of ordinary shares in initial public offering	269,514	-
Proceeds from issuance of ordinary shares upon exercise of stock options	3,537	1,742
Proceeds from the issuance of ordinary shares related to early exercise of stock options	-	500
Repurchase of ordinary shares	-	(344)
Repurchase of early exercised options	(500)	-
Repayment of notes payable	(73)	(90)
Payment of deferred offering costs	(5,673)	-
Net cash provided by financing activities	266,805	1,808
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,432)	1,269
Net increase in cash, cash equivalents, and restricted cash	256,881	15,622
Cash, cash equivalents, and restricted cash, beginning of period	51,609	59,890
Cash, cash equivalents, and restricted cash, end of period	$308,490	$75,512
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,299	$2,042
Cash paid for interest	$7	$3
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accounts payable	$15	$267
Vesting of early exercised stock options	$1,019	$82
Vesting of shares subject to repurchase	$449	$-
Issuance of ordinary shares for business acquisition	$-	$12,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Organization and Description of Business

Elastic N.V. (formerly Elasticsearch Global B.V. and subsequently Elastic B.V.) (the “Company”) was founded in 2012 and has its corporate seat in Amsterdam, the Netherlands. Elastic is a search company. It created the Elastic Stack, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization in milliseconds or less. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. The Company also offers software solutions built on the Elastic Stack that address a wide variety of use cases including app search, site search, enterprise search, logging, metrics, application performance monitoring (“APM”), business analytics, and security analytics. The Elastic Stack and the Company’s solutions are designed to run on premises, in public or private clouds, or in hybrid environments.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of January 31, 2019, the interim condensed consolidated statements of operations and of comprehensive loss and interim condensed statements of redeemable convertible preference shares and shareholders’ equity (deficit) for the three and nine months ended January 31, 2019 and 2018 and the interim condensed consolidated statements of cash flows for the nine months ended January 31, 2019 and 2018, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of January 31, 2019 and the results of the Company’s operations and its condensed consolidated statements of redeemable preference shares and stockholders’ equity (deficit) for the three and nine months ended January 31, 2019 and 2018, and cash flows for the nine months ended January 31, 2019 and 2018. The financial data and other financial information disclosure in the notes to these condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results for the three and nine months ended January 31, 2019 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2019, or any future period.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected not to avail itself of this exemption from new or revised accounting standards and, therefore, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recently Adopted Accounting Pronouncements

Business Combinations:    In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. For public business entities, it is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The adoption during the nine months ended January 31, 2019 did not have a material impact on the Company’s consolidated financial statements.

Stock Compensation:    In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity in applying the guidance in Topic 718 around modifications of stock-based payment awards. For public business entities, it is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The adoption during the nine months ended January 31, 2019 did not have a material impact on the Company’s consolidated financial statements.

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

Fair Value Measurements:   In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2021. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

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

Disaggregation of Revenue

The following table presents revenue by category (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2019		2018		2019		2018
		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Self-managed subscription	$52,846	74%	$32,024	77%	$142,564	74%	$85,855	78%
License	9,406	13%	5,815	14%	26,850	14%	16,920	15%
Subscription	43,440	61%	26,209	63%	115,714	60%	68,935	63%
SaaS	11,740	17%	7,009	17%	32,067	17%	17,351	16%
Total subscription revenue	64,586	91%	39,033	94%	174,631	91%	103,206	94%
Professional services	6,249	9%	2,648	6%	16,423	9%	7,157	6%
Total revenue	$70,835	100%	$41,681	100%	$191,054	100%	$110,363	100%

Remaining Performance Obligations

As of January 31, 2019, the Company had $304.2 million of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of January 31, 2019, the Company expects to recognize approximately 86% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

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

The following table summarizes assets that are measured at fair value on a recurring basis as of January 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$267,514	$-	$-	$267,514

Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase.  The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31, 2019	As of April 30, 2018
Prepaid hosting costs	$8,754	$7,834
Deposits	1,010	582
Prepaid software subscription costs	3,504	2,483
Deferred stock-based compensation expense	1,170	496
Other	8,443	3,866
Total prepaid expenses and other current assets	$22,881	$15,261

Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of January 31, 2019	As of April 30, 2018
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$6,017	$5,725
Computer hardware and software	3	5,393	5,132
Furniture and fixtures	3-5	2,917	2,443
Assets under construction		230	-
Property and equipment, gross		$14,557	$13,300
Less: Accumulated depreciation		(9,894)	(8,764)
Property and equipment, net		$4,663	$4,536

Depreciation expense related to property and equipment was $0.6 million and $0.8 million for the three months ended January 31, 2019 and 2018, respectively, and $2.1 million and $2.2 million for the nine months ended January 31, 2019 and 2018, respectively.

Intangible Assets, Net

Intangible assets consisted of the following as of January 31, 2019 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,130	$4,980	$7,150	2.8
Customer relationships	398	249	149	2.3
Trade names	972	850	122	2.2
Total	$13,500	$6,079	$7,421
Foreign currency translation adjustment			(4)
Total			$7,417

Intangible assets consisted of the following as of April 30, 2018 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$10,791	$2,838	$7,953	3.4
Trade names	957	809	148	3.0
Customer relationships	398	175	223	2.9
Total	$12,146	$3,822	$8,324
Foreign currency translation adjustment			(27)
Total			$8,297

Amortization expense for the intangible assets for the three and nine months ended January 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Cost of revenue—cost of license—self-managed	$96	$96	$290	$290
Cost of revenue—cost of subscription—self-managed and SaaS	638	554	1,851	967
Sales and marketing	38	38	115	82
Total amortization of acquired intangible assets	$772	$688	$2,256	$1,339

The expected future amortization expense of the intangible assets as of January 31, 2019 was as follows (in thousands, by fiscal year):

Remainder of 2019	$699
2020	2,649
2021	2,616
2022	1,396
2023	61
Total	$7,421

Goodwill

The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2018	$19,182
Addition from acquisition	1,038
Foreign currency translation adjustment	(250)
Balance of January 31, 2019	$19,970

There was no impairment of goodwill during the nine months ended January 31, 2019 and 2018.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31, 2019	As of April 30, 2018
Accrued expenses	$7,562	$3,279
Income taxes payable	-	2,357
Value added taxes payable	3,467	2,536
Liability for early exercise of unvested stock options	-	1,566
Share repurchase liability	1,125	449
Other	4,562	1,629
Total accrued expenses and other liabilities	$16,716	$11,816

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31, 2019	As of April 30, 2018
Accrued vacation	$8,056	$6,570
Accrued commissions	3,738	5,913
Post-combination compensation liability	487	655
Other	4,711	2,053
Total accrued compensation and benefits	$16,992	$15,191

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

	As of January 31, 2019	As of April 30, 2018
Unbilled accounts receivable, included in accounts receivable, net	$1,933	$1,139
Deferred contract acquisition costs	$23,452	$18,079
Deferred revenue	$137,803	$102,561

Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Nine Months Ended January 31,
	2019	2018
Beginning balance	$1,139	$1,114
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(1,139)	(1,114)
Revenue recognized during the period in excess of invoices issued	1,933	757
Ending balance	$1,933	$757

	Deferred Revenue
	Nine Months Ended January 31,
	2019	2018
Beginning balance	$102,561	$54,152
Additions through acquisition	-	859
Increases due to invoices issued, excluding amounts recognized as revenue during the period	119,856	69,478
Revenue recognized that was included in deferred revenue balance at beginning of period	(84,614)	(44,934)
Ending balance	$137,803	$79,555

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

Deferred contract acquisition costs are expensed commensurate with the recognition of revenue as performance obligations are satisfied. These performance obligations primarily relate to the Company’s subscription contracts which are typically sold for a one to three-year duration. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the nine months ended January 31, 2019.

The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Nine Months Ended January 31,
	2019	2018
Beginning balance	$18,079	$10,135
Capitalization of contract acquisition costs	20,091	11,372
Amortization of deferred contract acquisition costs	(14,718)	(8,798)
Ending balance	$23,452	$12,709

6. Business Combination

Lambda Lab Corp.

In July 2018, the Company acquired 100% of the share capital of Lambda Lab Corp. (“Lambda Lab”), a privately-held company headquartered in the United States. Lambda Lab was a code search company whose product was built on top of Elasticsearch and focused on building semantic understanding of code, exposed through powerful search features. Purchase consideration for the acquisition was $2.0 million in cash. Excluded from the purchase consideration are 134,474 ordinary shares of $2.2 million issued to certain employees of Lambda Lab. These shares are subject to repurchase until the two year anniversary of the close of the acquisition and are contingent upon these employees’ continued employment with the Company. The repurchase option lapses as to fifty percent of the ordinary shares on each anniversary of the close of the acquisition. The Company will record stock-based compensation expense of $2.2 million over the two year vesting term. During the three and nine months ended January 31, 2019, the Company recorded stock-based compensation expense of $0.4 million and $1.0 million, respectively. As of January 31,

2019, a share repurchase liability, included in accrued expenses and other accrued liabilities and in other liabilities, non-current, was $1.1 million and $1.1 million, respectively. As of January 31, 2019, the deferred stock-based compensation expense included in prepaid expenses and other current assets was $1.0 million and in other assets was $0.2 million.

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

Acquisition costs of $0.2 million were charged to general and administrative expenses in the condensed consolidated statement of operations for the nine months ended January 31, 2019.

Lambda Lab has been included in the Company’s consolidated results of operations since the acquisition date. Lambda Lab’s results were immaterial to the Company’s consolidated results for the three and nine months ended January 31, 2019.

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

Hosting Infrastructure Commitments

In December 2017, the Company entered into non-cancelable capacity commitments with a hosting infrastructure vendor for a total minimum commitment of $12.5 million in each of the subsequent three years. In December 2018, the agreement was amended to establish total minimum commitments of $17.0 million for calendar year 2019, $20.0 million for calendar year 2020 and $23.0 million for calendar year 2021.  As of January 31, 2019, the Company had paid $2.9 million toward the calendar year 2019 commitment.

Other Commitments

Other commitments consist of a loan issued to finance the Company’s tenant improvements. The current portion of the loan is included within other accrued liabilities and the non-current portion is included within other liabilities, non-current on the consolidated balance sheet. The term of the arrangement is 60 months, terminating in March 2020. The Company repaid $0.1 million of the loan, including both principal and interest, during the nine months ended January 31, 2019. The outstanding balance of the loan, including interest, was $0.1 million as of January 31, 2019.

Future minimum lease payments under non-cancelable office leases, hosting infrastructure commitments, and other commitments as of January 31, 2019 were as follows (in thousands):

Years Ending April 30,	Minimum Lease Payments	Hosting Infrastructure Commitments	Other Commitments	Total
2019 (remaining three months)	$1,793	$3,855	$31	$5,679
2020	6,730	16,948	91	23,769
2021	5,187	21,000	-	26,187
2022	5,096	15,333	-	20,429
2023	5,204	-	-	5,204
Thereafter	11,529	-	-	11,529
Total	$35,539	$57,136	$122	$92,797

Rent expense related to operating leases was $1.8 million and $1.9 million for the three months ended January 31, 2019 and 2018, respectively, and $5.2 million and $4.8 million for the nine months ended January 31, 2019 and 2018, respectively.

Letters of Credit

The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of January 31, 2019.

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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of January 31, 2019; therefore, the Company has not recorded an accrual for such contingencies.

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

Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through the nine months ended January 31, 2019.

Ordinary Shares Reserved for Issuance

The Company has reserved shares of ordinary shares for issuance as follows:

	As of January 31, 2019	As of April 30, 2018
Conversion of Series A redeemable preference shares	-	10,228,680
Conversion of Series B redeemable preference shares	-	6,071,373
Conversion of Series C redeemable preference shares	-	5,820,722
Conversion of Series C-1 redeemable preference shares	-	3,273,459
Conversion of Series D redeemable preference shares	-	3,545,232
Options issued and outstanding	25,237,122	22,237,484
Remaining shares available for future issuance under the 2012 Plan	9,737,990	2,061,282
Total ordinary shares reserved	34,975,112	53,238,232

Early Exercised Options

Certain ordinary share option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the shareholder.  As of January 31, 2019 and April 30, 2018, there were zero and 148,630 shares of unvested ordinary shares that had been early exercised and were subject to repurchase, respectively.

Shares issued for the early exercise of options are included in issued and outstanding shares as they are legally issued or outstanding.

Convertible Preference Shares

The Company's Board of Directors will have the authority, without further action by the Company's shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the Board of Directors.  As of January 31, 2019, there were no convertible preference shares issued or outstanding.

Redeemable Convertible Preference Shares

Immediately prior to the closing of the IPO, all shares of redeemable convertible preference shares then outstanding were automatically converted into an equivalent number of ordinary shares on a one-to-one basis and their carrying amount reclassified into shareholders’ equity (deficit). As of January 31, 2019, there were no redeemable convertible preference shares issued and outstanding.

9. Equity Incentive Plans

In September 2012 and again in September 2018, the Company’s board of directors adopted and the Company’s shareholders approved the Amended and Restated Stock Option Plan (the “2012 Plan”). Under the 2012 Plan, the board of directors may grant stock options and other equity-based awards to eligible employees, directors, and consultants to promote the success of the business. The Company’s compensation committee determines the vesting schedule for all equity-based awards. Stock options granted to new employees under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months subject to the employees continued service to the Company. Refresh grants to existing employees generally vest monthly over four years subject to the employees continued service to the Company.  Equity settled restricted stock units (“RSUs”) granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting semi-annually over the next 12 quarters, subject to the grantee’s continued service to the Company. Equity settled RSUs granted to existing employees generally vest semi-annually over a period of four years, subject to the grantee’s continued service to the Company.  The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Options expire ten years after the date of grant. During the fiscal year ended April 30, 2018, the Company started issuing restricted stock awards (“RSAs”) and RSUs under the 2012 Plan. Stock options, RSAs and RSUs that are canceled under certain conditions shall become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.   The equity awards available for grant for the periods presented were as follows:

Nine Months Ended January 31, 2019
Available at beginning of fiscal year	2,061,282
Awards authorized	12,000,000
Options granted	(4,649,654)
Options cancelled	873,674
Options repurchased	43,630
RSUs granted	(593,454)
RSUs cancelled	2,512
Available at end of period	9,737,990

Stock Options

The following table summarizes stock option activity for the 2012 Plan (in thousands, except share and per share data):

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2018	22,237,484	$8.65	8.31	$98,365
Stock options granted	4,649,654	$22.31
Stock options exercised	(776,342)	$4.53
Stock options cancelled	(873,674)	$11.38
Balance as of January 31, 2019	25,237,122	$11.20	8.09	$1,862,592
Exercisable as of January 31, 2019	10,885,406	$7.01	7.05	$848,904

Options exercisable include 810,829 options that were unvested as of January 31, 2019.

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of options granted was $33.34 and $4.95 for the three months ended January 31, 2019 and 2018, respectively and $9.76 and $4.67 for the nine months ended January 31, 2019 and 2018, respectively.

As of January 31, 2019, the Company had unrecognized stock-based compensation expense of $86.5 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 3.03 years.

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

The performance-based vesting condition related to these awards was deemed probable upon the effectiveness of the Company’s IPO on October 8, 2018.  On that date, the Company recorded a cumulative stock-based compensation expense of $1.7 million using the accelerated attribution method for the RSAs that had satisfied the applicable service-based vesting condition on that date with the remaining expense to be recognized over the remaining requisite service period.  Stock-based compensation expense related to the RSAs for the three month period ended January 31, 2019 was $0.5 million.

The issuance of shares underlying the RSAs was contingent upon payment of the subscription price by the employees.  As of April 30, 2018, the subscription price had not been paid and therefore the RSAs remained outstanding and the shares remained unissued.  During the three months ended January 31, 2019,  the subscription price for these awards was paid and the underlying ordinary shares were issued. Ordinary shares issued upon payment of the subscription price are subject to repurchase by the Company until the underlying performance-based and service-based vesting conditions are satisfied.

A summary of RSAs outstanding under the 2012 Plan for the nine months ended January 31, 2019 was as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding at April 30, 2018	244,498	$11.46
RSAs granted	-	$-
RSAs subscribed	(244,498)	$11.46
Outstanding at January 31, 2019	-

RSUs

During the nine months ended January 31, 2019, the Company granted 593,454 RSUs at a weighted average strike price of $59.89 per unit, including 112,987 RSUs at a weighted average strike price of $20.61 per unit that are cash settled. Cash settled RSUs will be paid as a cash bonus equal to the difference between the strike price of the applicable RSU award and the then-current fair market value of ordinary shares subject to the RSU award. The cash settled RSUs vest upon the satisfaction of both service-based and performance-based vesting conditions.  The service-based vesting condition is generally over four years with 25% vesting on the one-year anniversary of the award and the remainder vesting quarterly over the next 36 months, subject to the grantee’s continued service to the Company. The performance-based vesting condition is defined as (i) a change in control where the consideration paid to the Company’s equity security holders is cash, publicly traded stock, or a combination of both, or (ii) the expiration of any lock-up period of the IPO, subject in each instance to the grantee’s continued service through such date. As a result of the Company’s IPO, the performance-based vesting condition was deemed probable and the Company recorded cumulative stock-based compensation expense of $0.8 million related to the cash settled RSUs in October 2018. All of the units granted in fiscal 2018 and nine months ended January 31, 2019 were still outstanding at January 31, 2019.

Stock-based compensation expense related to RSUs for the three and nine months ended January 31, 2019 was $2.6 million and $3.4 million, respectively. As of January 31, 2019, the Company had unrecognized stock-based compensation expense of $31.8 million related to equity settled RSUs that the Company expects to recognize over a weighted-average period of 3.85 years.

A summary of RSUs outstanding and unvested under the 2012 Plan for the nine months ended January 31, 2019, was as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2018	57,000	$13.07
RSUs granted	593,454	$59.89
RSUs cancelled	(2,512)	$69.13
Outstanding and unvested at January 31, 2019	647,942	$55.74

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Cost of revenue—cost of subscription—self-managed and SaaS	$1,095	$191	$2,188	$446
Cost of revenue—professional services	364	97	768	209
Research and development	4,604	1,352	11,386	3,427
Sales and marketing	3,471	960	8,085	2,448
General and administrative	1,577	954	5,588	2,048
Total stock-based compensation expense	$11,111	$3,554	$28,015	$8,578

Total stock-based compensation expense for the three months ended January 31, 2019 and 2018 includes a charge of $1.0 million and $0.3 million, respectively, and $3.5 million and $0.6 million for the nine months ended January 31, 2019 and 2018, respectively, related to an expense arising from business combinations.

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

Immediately prior to the closing of the IPO, all shares of redeemable convertible preference shares then outstanding were automatically converted into an equivalent number of ordinary shares on a one-to-one basis and their carrying amount reclassified into shareholders’ equity (deficit). As of January 31, 2019, there were no shares of redeemable convertible preference shares issued or outstanding.

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Numerator:
Net loss	$(21,351)	$(13,330)	$(67,468)	$(31,324)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	70,725,336	32,392,894	49,261,240	31,838,690
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.30)	$(0.41)	$(1.37)	$(0.98)

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three and Nine Months Ended January 31,
	2019	2018
Redeemable convertible preference shares	-	28,939,466
Stock options	25,237,122	17,954,205
RSUs	477,955	-
Contingently issuable shares	-	98,425
Shares subject to repurchase	425,498	276,243
Early exercised stock options	-	63,943
Total	26,140,575	47,332,282

11.	Income Taxes

The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a reduction of provision for income taxes of $0.6 million and a provision for income taxes of $0.7 million for the three months ended January 31, 2019 and 2018, respectively and provision for income taxes of $0.9 million and $1.8 million for the nine months ended January 31, 2019 and 2018, respectively. The provision for income taxes was primarily due to foreign taxes.

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

On December 22, 2017, the staff of the SEC issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the TCJA. The measurement period ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot extend beyond one year. The Company has determined that the U.S. transition tax on accumulated earnings of foreign subsidiaries and the deferred tax asset re-measurement were each provisional and reasonable estimates as of April 30, 2018. In the three months ended January 31, 2019, the Company finalized the computation of the transition tax and made no change to the provisional amounts.  Through January 31, 2019, the Company did not have any significant adjustments to the remeasurement of U.S. deferred tax assets and liabilities as a reduction of the U.S. corporate tax rate.

12. Employee Benefit Plans

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis The Company makes contributions to the plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $1.2 million and $0.7 million of expense related to the plan during the three months ended January 31, 2019 and 2018, respectively, and $3.4 million and $1.9 million for the nine months ended January 31, 2019 and 2018, respectively.

The Company also has defined-contribution plans in certain other countries for which the Company recorded $0.5 million and $0.3 million of expense during the three months ended January 31, 2019 and 2018, respectively, and 1.3 million and $0.8 million for the nine months ended January 31, 2019 and 2018, respectively.

13. Segment Information

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
United States	$39,558	$24,095	$110,378	$68,021
Rest of world	31,277	17,586	80,676	42,342
Total revenue	$70,835	$41,681	$191,054	$110,363

Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s property and equipment, net of depreciation and amortization, by geographic region (in thousands):

	As of January 31, 2019	As of April 30, 2018
United States	$2,309	$3,187
United Kingdom	2,013	582
Rest of world	341	767
Total property and equipment, net	$4,663	$4,536

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

We generate revenue primarily from sales of subscriptions for our software. We offer various subscription tiers that provide different levels of access to paid proprietary features and support. We do not sell support separately. Our subscription agreements for self-managed deployments typically have terms of one to three years and we bill for them annually in advance. SaaS customers may purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration. Subscriptions accounted for 91% and 94% of our total revenue in the nine months ended January 31, 2019 and 2018, respectively. We also generate revenue from consulting and training services.

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

We continue to make substantial investments in developing the Elastic Stack and the solutions we address and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and market our products. We had 1,247 employees as of January 31, 2019.

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

Increasing adoption of Elastic Cloud.    Elastic Cloud, our family of SaaS products that includes Elasticsearch Service, Site Search Service, and App Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for SaaS deployment alternatives with reduced administrative burdens. In some cases, open source users that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. In the first nine months ended January 31, 2019 and 2018, Elastic Cloud contributed 17% and 16% of our total revenue, respectively. We believe that offering a SaaS deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting and managing costs.

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

General and administrative.    General and administrative expense mainly consists of personnel costs for our management, finance, legal, human resources, and other administrative employees. Our general and administrative expense also includes professional fees, accounting fees, audit fees, tax services and legal fees, as well as insurance, allocated overhead costs, and other corporate expenses. We expect our general and administrative expense to increase in absolute dollars as we increase the size of our general and administrative functions to support the growth of our business. We also anticipate that we will continue to incur additional costs for employees and third-party consulting services related to operating as a public company.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency, interest income (expense) and other miscellaneous income and expenses.

Provision for (Benefit from) Income Taxes

Provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal, state and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. In addition, non-deductible stock-based compensation and changes in our valuation allowance had the most significant impact on the difference between the statutory Dutch tax rate and our effective tax rate.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Revenue
License - self-managed	$9,406	$5,815	$26,850	$16,920
Subscription - self-managed and SaaS	55,180	33,218	147,781	86,286
Total subscription revenue	64,586	39,033	174,631	103,206
Professional services	6,249	2,648	16,423	7,157
Total revenue	70,835	41,681	191,054	110,363
Cost of revenue
Cost of license - self-managed	96	96	290	290
Cost of subscription - self-managed and SaaS	13,941	7,382	37,012	18,618
Total cost of revenue - subscription	14,037	7,478	37,302	18,908
Cost of professional services	6,387	3,288	17,266	8,232
Total cost of revenue	20,424	10,766	54,568	27,140
Gross profit	50,411	30,915	136,486	83,223
Operating expenses(1)(2)(3)
Research and development	25,850	15,092	70,163	38,098
Sales and marketing	37,196	20,727	102,252	54,679
General and administrative	11,151	7,555	33,342	19,205
Total operating expenses	74,197	43,374	205,757	111,982
Operating loss	(23,786)	(12,459)	(69,271)	(28,759)
Other income (expense), net	1,877	(175)	2,737	(813)
Loss before income taxes	(21,909)	(12,634)	(66,534)	(29,572)
Provision for (benefit from) income taxes	(558)	696	934	1,752
Net loss	$(21,351)	$(13,330)	$(67,468)	$(31,324)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.30)	$(0.41)	$(1.37)	$(0.98)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	70,725,336	32,392,894	49,261,240	31,838,690

(1)	Includes stock-based compensation expense as follows (in thousands):

Cost of Revenue
Cost of subscription - self managed and SaaS	$1,095	$191	$2,188	$446
Cost of professional services	364	97	768	209
Research and development	4,604	1,352	11,386	3,427
Sales and marketing	3,471	960	8,085	2,448
General and administrative	1,577	954	5,588	2,048
Total stock-based compensation expense	$11,111	$3,554	$28,015	$8,578

(2)	Includes amortization of acquired intangible assets as follows (in thousands):

Cost of Revenue
Cost of license - self-managed	$96	$96	$290	$290
Cost of subscription - self-managed and SaaS	638	554	1,851	967
Sales and marketing	38	38	115	82
Total amortization of acquired intangibles	$772	$688	$2,256	$1,339

(3)	Includes acquisition-related expenses as follows (in thousands):

Research and development	$173	$174	$521	$488
General and administrative	-	-	259	608
Total acquisition related costs	$173	$174	$780	$1,096

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Revenue
License - self-managed	13%	14%	14%	16%
Subscription - self-managed and SaaS	78%	80%	77%	78%
Total subscription revenue	91%	94%	91%	94%
Professional services	9%	6%	9%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	20%	18%	20%	17%
Total cost of revenue - subscription	20%	18%	20%	17%
Cost of professional services	9%	8%	9%	8%
Total cost of revenue	29%	26%	29%	25%
Gross profit	71%	74%	71%	75%
Operating expenses(1)(2)(3)
Research and development	36%	36%	37%	35%
Sales and marketing	52%	50%	53%	49%
General and administrative	16%	18%	17%	17%
Total operating expenses	104%	104%	107%	101%
Operating loss	(33)%	(30)%	(36)%	(26)%
Other income (expense), net	2%	(0)%	1%	(1)%
Loss before income taxes	(31)%	(30)%	(35)%	(27)%
Provision for (benefit from) income taxes	(1)%	2%	0%	1%
Net loss	(30)%	(32)%	(35)%	(28)%

(1) Includes stock-based compensation expense as follows:
Cost of Revenue
Cost of subscription - self managed and SaaS	2%	1%	1%	1%
Cost of professional services	0%	0%	1%	0%
Research and development	7%	3%	6%	3%
Sales and marketing	5%	3%	4%	2%
General and administrative	2%	2%	3%	2%
Total stock-based compensation expense	16%	9%	15%	8%

(2) Includes amortization of acquired intangibles as follows:
Cost of Revenue
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	1%	2%	1%	1%
Sales and marketing	0%	0%	0%	0%
Total amortization of acquired intangibles	1%	2%	1%	1%

(3) Includes acquisition related costs:
Research and development	0%	0%	1%	0%
General and administrative	0%	0%	0%	1%
Total acquisition related costs	0%	0%	1%	1%

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Gross profit	$50,411	$30,915	$136,486	$83,223
Stock-based compensation expense	1,459	288	2,956	655
Amortization of acquired intangible assets	734	650	2,141	1,257
Non-GAAP gross profit	$52,604	$31,853	$141,583	$85,135
Gross margin	71%	74%	71%	75%
Non-GAAP gross margin (non-GAAP gross profit as a percentage of revenue)	74%	76%	74%	77%

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Operating loss	$(23,786)	$(12,459)	$(69,271)	$(28,759)
Stock-based compensation expense	11,111	3,554	28,015	8,578
Amortization of acquired intangible assets	772	688	2,256	1,339
Acquisition-related expenses	173	174	780	1,096
Non-GAAP operating loss	$(11,730)	$(8,043)	$(38,220)	$(17,746)
Operating margin	(34)%	(30)%	(36)%	(26)%
Non-GAAP operating margin (non-GAAP operating loss as a percentage of revenue)	(17)%	(19)%	(20)%	(16)%

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

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(8,697)	$(1,848)
Less: Purchases of property and equipment	(1,187)	(945)
Free cash flow	$(9,884)	$(2,793)

Net cash used in investing activities	$(1,187)	$(945)
Net cash (used in) provided by financing activities	$(2,669)	$883

Net cash used in operating activities (as a percentage of total revenue)	(12)%	(5)%
Less: Purchases of property and equipment (as a percentage of total revenue)	(2)%	(2)%
Free cash flow margin	(14)%	(7)%

	Nine Months Ended January 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(4,147)	$3,088
Less: Purchases of property and equipment	(2,359)	(1,841)
Free cash flow	$(6,506)	$1,247

Net cash (used in) provided by investing activities	$(4,345)	$9,457
Net cash provided by financing activities	$266,805	$1,808

Net cash (used in) provided by operating activities (as a percentage of total revenue)	(2)%	3%
Less: Purchases of property and equipment (as a percentage of total revenue)	(1)%	(2)%
Free cash flow margin	(3)%	1%

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

The following table presents our calculated billings for the periods presented and a reconciliation of calculated billings to total revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Total revenue	$70,835	$41,681	$191,054	$110,363
Add: Increase in total deferred revenue	9,633	5,951	37,311	21,686
Less: (Increase) decrease in unbilled accounts receivable	(639)	(151)	(794)	357
Calculated billings	$79,829	$47,481	$227,571	$132,406

Calculated billings increased 68% for the three months ended January 31, 2019 over the three months ended January 31, 2018 and 72% for the nine months ended January 31, 2019 over the nine months ended January 31, 2018. As calculated billings continue to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by quarterly fluctuations and seasonality based on the timing of entering into new agreements with customers, the timing of renewals, and the mix between annual and monthly contracts entered in each reporting period. Foreign exchange rate movements may also impact calculated billings.

Comparison of Three Months Ended January 31, 2019 and 2018

Revenue

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Revenue
License - self-managed	$9,406	$5,815	$3,591	62%
Subscription - self-managed and SaaS	55,180	33,218	21,962	66%
Total subscription revenue	64,586	39,033	25,553	65%
Professional services	6,249	2,648	3,601	136%
Total revenue	$70,835	$41,681	$29,154	70%

Total revenue increased by $29.2 million, or 70%, in the three months ended January 31, 2019, compared to the same period of the prior year.

Total subscription revenue increased $25.6 million, or 65%, in the three months ended January 31, 2019 compared to the same period of the prior year. Over 55% of this increase was due to sales to new customers, and the remaining increase resulted from an increase in sales to existing customers.

Professional services revenue increased by $3.6 million, or 136%, in the three months ended January 31, 2019, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Cost of revenue
Cost of license - self-managed	$96	$96	$-	0%
Cost of subscription - self-managed and SaaS	13,941	7,382	6,559	89%
Total cost of revenue - subscription	14,037	7,478	6,559	88%
Cost of professional services	6,387	3,288	3,099	94%
Total cost of revenue	$20,424	$10,766	$9,658	90%
Gross profit	$50,411	$30,915	$19,496	63%
Gross margin:
License - self-managed	99%	98%
Subscriptions - self-managed and SaaS	75%	78%
Total subscription margin	78%	81%
Professional services	(2)%	(24)%
Total gross margin	71%	74%

Total cost of subscription revenue increased by $6.6 million, or 88%, in the three months ended January 31, 2019 compared to the three months ended January 31, 2018. This increase was primarily due to an increase of $3.4 million in cloud infrastructure costs and an increase of $2.6 million in personnel and related costs due to growth in headcount in our support organization. Stock-based compensation expense, included within personnel and related costs, increased by $0.9 million year over year.

Total subscription margin decreased to 78% in the three months ended January 31, 2019 from 81% in the three months ended January 31, 2018. This decrease is due to growth and related investment in our SaaS offerings which incur costs related to cloud infrastructure and the increased costs associated with scaling our support organization.

Cost of professional services revenue increased by $3.1 million, or 94%, in the three months ended January 31, 2019 compared to the three months ended January 31, 2018. This increase was primarily due to an increase of $1.8 million in personnel and related costs due to growth in headcount.  In addition, subcontractor costs increased $0.6 million to supplement our internal resources providing services to our customers and charges for facility rentals for trainings increased $0.3 million.

Gross margin for professional services revenue was (2)% in the three months ended January 31, 2019 compared to (24)% the three months ended January 31, 2018. In the three months ended January 31, 2019, we have continued to invest in our professional services organization, primarily in headcount that we believe will be needed as we continue to grow. The improvement of the gross margin in the three months ended January 31, 2019 was primarily due to timing of completion of professional service projects during the period and an increase in training revenue.  Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.

Operating Expenses

Research and development

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Research and development	$25,850	$15,092	$10,758	71%

Research and development expense increased by $10.8 million, or 71%, in the three months ended January 31, 2019 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $8.8 million and software and equipment expense increased $1.8 million primarily as a result of growth in headcount.  Stock-based compensation expense, included within personnel and related expenses, increased by $3.3 million year over year.

Sales and marketing

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Sales and marketing	$37,196	$20,727	$16,469	79%

Sales and marketing expense increased by $16.5 million, or 79%, in the three months ended January 31, 2019 compared to the same period of the prior year. This increase was primarily due to an increase of $12.8 million in personnel and related costs as we continued to increase our sales and marketing headcount. This increase in personnel and related costs includes an increase of $2.5 million in commissions expense related to the amortization of contract acquisition costs and an increase of $2.5 million in stock-based compensation expense.  In addition, marketing expenses increased $1.4 million and travel expenses increased $0.7 million as we transitioned our user conferences to occur globally throughout the year as opposed to annually in the fourth fiscal quarter and made additional investments in marketing programs, events and content.

General and administrative

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
General and administrative	$11,151	$7,555	$3,596	48%

General and administrative expense increased by $3.6 million, or 48%, in the three months ended January 31, 2019 compared to the same period of the prior year. As a result of our continued investment in headcount, personnel and related costs increased by $3.5 million. Stock-based compensation expense, included within personnel and related costs, increased by $0.6 million year over year.  Legal and professional advisory expenses increased by $0.3 million in the three months ended January 31, 2019 compared to the same period of the prior year as we invested in transitioning to being a public company as well as in international expansion.  These increases were partially offset by a decrease in bad debt expense of $0.3 million and a decrease in depreciation expense of $0.2 million.

Other Income (Expense), Net

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Other income (expense), net	$1,877	$(175)	$2,052	(1,173)%

Other income was $1.9 million in the three months ended January 31, 2019 compared to other expense of $0.2 million in the three months ended January 31, 2018. This increase was primarily due to a $1.5 million increase in interest income on money market funds and an increase of $0.5 million in realized gain from foreign currency fluctuations.

Provision for (Benefit from) Income Taxes

	Three Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Provision for (benefit from) income taxes	$(558)	$696	$(1,254)	(180)%

The provision for income taxes decreased by $1.3 million in the three months ended January 31, 2019 compared to the same period in the prior year. Our effective tax rate was 3% and (6)% of our net loss before taxes for the three months ended January 31, 2019 and 2018, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions.

Comparison of Nine Months Ended January 31, 2019 and 2018

Revenue

	Nine Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Revenue
License - self-managed	$26,850	$16,920	$9,930	59%
Subscription - self-managed and SaaS	147,781	86,286	61,495	71%
Total subscription revenue	174,631	103,206	71,425	69%
Professional services	16,423	7,157	9,266	129%
Total revenue	$191,054	$110,363	$80,691	73%

Total revenue increased by $80.7 million, or 73%, in the nine months ended January 31, 2019, compared to the same period of the prior year.

Total subscription revenue increased $71.4 million, or 69%, in the nine months ended January 31, 2019 compared to the same period of the prior year. Over 40% of this increase was due to sales to new customers, and the remaining increase resulted from an increase in sales to existing customers.

Professional services revenue increased by $9.3 million, or 129%, in the nine months ended January 31, 2019, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Nine Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Cost of revenue
Cost of license - self-managed	$290	$290	$-	0%
Cost of subscription - self-managed and SaaS	37,012	18,618	18,394	99%
Total cost of revenue - subscription	37,302	18,908	18,394	97%
Cost of professional services	17,266	8,232	9,034	110%
Total cost of revenue	$54,568	$27,140	$27,428	101%
Gross profit	$136,486	$83,223	$53,263	64%
Gross margin:
License - self-managed	99%	98%
Subscriptions - self-managed and SaaS	75%	78%
Total subscription margin	79%	82%
Professional services	(5)%	(15)%
Total gross margin	71%	75%

Total cost of subscription revenue increased by $18.4 million, or 97%, in the nine months ended January 31, 2019 compared to the nine months ended January 31, 2018. This increase was primarily due to an increase of $8.8 million in cloud infrastructure costs, an increase of $6.8 million in personnel and related costs from growth in headcount in our support organization and an increase of $0.9 million in amortization of acquired intangible assets. Stock-based compensation expense, included within personnel and related costs, increased by $1.7 million year over year.

Total subscription margin decreased to 79% in the nine months ended January 31, 2019 from 82% in the nine months ended January 31, 2018. This decrease is due to growth and related investment in our SaaS offerings which incur costs related to cloud infrastructure, and the increased costs associated with scaling our support organization.

Cost of professional services revenue increased by $9.0 million, or 110%, in the nine months ended January 31, 2019 compared to the nine months ended January 31, 2018. This increase was primarily due to an increase of $5.1 million in personnel and related costs and an increase of $0.8 million in travel expenses driven by an increase in headcount in our consulting and training organization.  In addition, subcontractor costs increased $1.8 million to supplement our internal resources providing services to our customer and charges for facility rentals for trainings increased $0.6 million. Stock-based compensation expense, included within personnel and related costs, increased by $0.6 million year over year.

Gross margin for professional services revenue was (5)% in the nine months ended January 31, 2019 compared to (15)% the nine months ended January 31, 2018. Historically, our professional services offerings have primarily consisted of training. We have recently experienced increased demand for consulting services. In the nine months ended January 31, 2019, we have invested in our professional services organization, primarily in headcount that we believe will be needed as we continue to grow. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.

Operating Expenses

Research and development

	Nine Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Research and development	$70,163	$38,098	$32,065	84%

Research and development expense increased by $32.1 million, or 84%, in the nine months ended January 31, 2019 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $24.9 million, software and equipment costs increased $4.3 million and travel expense increased by $1.0 million, primarily as a result of growth in headcount. Stock-based compensation expense, included within personnel and related costs, increased by $8.0 million year over year.

Sales and marketing

	Nine Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Sales and marketing	$102,252	$54,679	$47,573	87%

Sales and marketing expense increased by $47.6 million, or 87%, in the nine months ended January 31, 2019 compared to the same period of the prior year. This increase was primarily due to an increase of $35.7 million in personnel and related costs as we continued to increase our sales and marketing headcount. Increase in personnel and related costs includes an increase of $7.0 million in commissions expense related to the amortization of contract acquisition costs, and an increase of $5.6 million in stock-based compensation expense. The increased headcount also resulted in an increase of $3.9 million in travel expenses. In addition, marketing expenses increased $4.1 million as we transitioned our user conferences occur globally throughout the year as opposed to annually in the fourth fiscal quarter and made additional investments in marketing programs, events and content.

General and administrative

	Nine Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
General and administrative	$33,342	$19,205	$14,137	74%

General and administrative expense increased by $14.1 million, or 74%, in the nine months ended January 31, 2019 compared to the same period of the prior year. As a result of our continued investment in headcount, personnel and related costs increased by $12.1 million. Legal and professional advisory expenses increased by $2.4 million, in the nine months ended January 31, 2019 compared to the same period of the prior year as we invested in transitioning to being a public company as well as in international expansion. These increases were partially offset by a decrease in bad debt expense of $0.5 million and decrease in depreciation expense of $0.2 million. Stock-based compensation expense, included within personnel and related costs, increased by $3.5 million year over year.

Other Income (Expense), Net

	Nine Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Other income (expense), net	$2,737	$(813)	$3,550	(437)%

Other income was $2.7 million in the nine months ended January 31, 2019 compared to other expense of $0.8 million in the nine months ended January 31, 2018. This increase was primarily due to a $1.8 million increase in interest income on money market funds, a net increase of $1.4 million in realized gain from foreign currency fluctuations and an increase of $0.4 million in miscellaneous income.

Provision for Income Taxes

	Nine Months Ended January 31,		Change
	2019	2018	$	%
	(in thousands)
Provision for income taxes	$934	$1,752	$(818)	(47)%

The provision for income taxes decreased by $0.8 million, or 47%, in the nine months ended January 31, 2019 compared to the same period in the prior year. Our effective tax rate was (1)% and (6)% of our net loss before taxes for the nine months ended January 31, 2019 and 2018, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions.

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

As of January 31, 2019, we had cash and cash equivalents and restricted cash of $305.8 million and $2.7 million, respectively, and working capital of $240.0 million. Our restricted cash constitutes primarily of cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $282.2 million as of January 31, 2019. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(4,147)	$3,088
Net cash (used in) provided by investing activities	$(4,345)	$9,457
Net cash provided by financing activities	$266,805	$1,808

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the nine months ended January 31, 2019 was $4.1 million, which resulted from a net loss of $67.5 million adjusted for non-cash charges of $47.2 million and net cash inflow of $16.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $28.0 million for stock-based compensation expense, $14.7 million for amortization of deferred contract acquisition costs, $4.4 million of depreciation and intangible asset amortization expense and $0.1 million of other non-cash charges. The net cash inflow from changes in operating assets and liabilities was the result of an increase of $37.3 million in deferred revenue and a $8.4 million net increase in accounts payable, accrued expenses and accrued compensation and benefits due to growth in our business and higher headcount.  These inflows were partially offset by an increase in deferred contract acquisition costs of $20.4 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, a net increase of $7.0 million in prepaid expenses and other assets and a $2.2 million increase in accounts receivable due to higher billings.

Net cash provided by operating activities during the nine months ended January 31, 2018 was $3.1 million, which resulted from a net loss of $31.3 million, adjusted for non-cash charges of $20.9 million and net cash inflow of $13.5 million from changes in operating assets and liabilities. Non-cash charges consisted of $8.8 million for amortization of deferred contract acquisition costs, $8.6 million for stock-based compensation expense and $3.6 million for depreciation and amortization expense.  The net cash inflow from changes in operating assets and liabilities was the result of an increase of $21.7 million in deferred revenue and a net increase of $12.7 million in accounts payable, accrued expenses, and accrued compensation and benefits due to growth in our business and higher headcount. These inflows were partially offset by an increase in deferred contract acquisition costs of $11.1 million as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $6.6 million increase in prepaid expenses and other assets and a $3.2 million increase in accounts receivable due to higher billings.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the nine months ended January 31, 2019 was $4.3 million, which resulted from $2.4 million of capital expenditures and $2.0 million used in the acquisition of Lambda Lab Corp.

Net cash provided by investing activities during the nine months ended January 31, 2018 was $9.5 million, resulting from the maturity of short-term investments of $15.0 million, which was partially offset by cash used for business acquisitions, net of cash acquired, of $3.7 million and capital expenditures of $1.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $266.8 million during the nine months ended January 31, 2019 was due to net proceeds to us of $269.5 million, after deducting underwriting discounts and commissions of $20.3 million, and $3.5 million of proceeds from the exercise of stock options.  These were partially offset by $5.7 million of payment of offering costs, a repurchase of unvested early exercised options of $0.5 million and $0.1 million of repayments of notes receivable.

Net cash provided by financing activities of $1.8 million during the nine months ended January 31, 2018 was due to $1.7 million in proceeds from the exercise of stock options and $0.5 million in proceeds from the early exercise of options which were partially offset by $0.3 million in repurchases of ordinary shares and $0.1 million in repayments of notes payable.

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

(2)

In December 2017, we entered into non-cancelable capacity commitments with a hosting infrastructure vendor for a total minimum commitment of $37.5 million over the subsequent three years. The table above reflects this commitment at $12.5 million per calendar year.  In December 2018, the agreement was amended to establish total minimum commitments of $17.0 million for calendar year 2019, $20.0 million for calendar year 2020 and $23.0 million for calendar year 2021.  Furthermore, actual payments under these capacity commitments may be higher than the total minimum commitment depending on services used.

(3)	Consists of a note payable related to financing of our infrastructure.

In addition to the contractual obligations set forth above, as of April 30, 2018, we had $0.7 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2023. As of January 31, 2019 we had $2.3 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2025.

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

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $308.5 million as of January 31, 2019. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.

Foreign Currency Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For the nine months ended January 31, 2019, we recorded a gain of $0.6 million on foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

As of January 31, 2019, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, and restricted cash balances.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in fiscal 2018 or nine months ended January 31, 2019, because our sales and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 5,000 as of April 30, 2018 to over 7,200 as of January 31, 2019. The growth and expansion of our business and offerings places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.

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

We have incurred losses in all years since our incorporation. We incurred a net loss of $67.5 million in the nine months ended January 31, 2019, $52.7 million in fiscal 2018 and $52.0 million in fiscal 2017.  As a result, we had an accumulated deficit of $282.2 million as of January 31, 2019. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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

Subscription revenue accounts for the substantial majority of our revenue, comprising 91% of total revenue for the first nine months of fiscal 2019, 93% of total revenue in fiscal 2018, and 90% of total revenue in fiscal 2017. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.

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

Certain cloud infrastructure providers, including Amazon Web Services, provide SaaS offerings based on open source components of the Elastic Stack, using the names of those open source components in marketing such offerings. These offerings are not supported by us and come without any of our proprietary features. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology, or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their open source offerings. Users, customers, and potential customers could confuse these third-party products with our own products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products. Any damage to our reputation and brand from defective implementations of our open source software could result in lost sales and lack of market acceptance of our products and could adversely affect our business and growth prospects.

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

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of January 31, 2019, we had seven issued U.S. patents, 25 pending U.S. patent applications, one pending U.S. provisional application, and seven pending non-U.S. filings, including four patent cooperation treaty patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This creates an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. For example, a Data Protection Act that substantially implements the GDPR became law in the United Kingdom in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business may be seriously harmed.

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

As of January 31, 2019, we had customers located in over 100 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of January 31, 2019, we had employees located across over 35 countries. Our current international operations involve and future initiatives will involve a variety of risks, including:

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

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially own approximately 76% of our ordinary shares outstanding as of January 31, 2019. As a result, these shareholders, acting together, will have control over most matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of associations and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.

In addition, four of our non-executive directors are affiliated with a holder of greater than 5% of our ordinary shares as of January 31, 2019.

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

As a Dutch company we are subject to the Dutch Corporate Governance Code, or DCGC. The DCGC contains both principles and suggested governance provisions for management boards, supervisory boards, shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the suggested governance provisions of the DCGC. If they do not comply with those provisions (e.g., because of a conflicting requirement), the company is required to give the reasons for such noncompliance. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including the New York Stock Exchange. The principles and suggested governance provisions apply to our board of directors (in relation to role and composition, conflicts of interest and independency requirements, board committees and remuneration), shareholders and the General Meeting (for example, regarding anti-takeover protection and our obligations to provide information to our shareholders) and financial reporting (such as external auditor and internal audit requirements). As a listed company, we comply with all applicable provisions of the DCGC except where such provisions conflict with U.S. exchange listing requirements or with market practices in the United States or the Netherlands. This may affect your rights as a shareholder and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the suggested governance provisions of the DCGC.

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

The net proceeds to us, after deducting underwriting discounts and commission of $20.3 million and offering expenses of $5.7 million, were $263.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of January 31, 2019, the $5.7 million of expenses incurred in connection with our IPO had been paid.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6 EXHIBITS.

The documents listed below incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Company Name

Date: March 1, 2019	By:	/s/ Shay Banon
Shay Banon
Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2019	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Accounting and Financial Officer)