Form 10-Q
period 2019-07-31
Elastic N.V.
filed 2019-09-10
CIK 1707753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38675

Elastic N.V.

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 West El Camino Real, Suite 350
Mountain View, California 94040
(Address of principal executive offices)
(650) 458-2620

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, Par Value €0.01 Per Share	ESTC	New York Stock Exchange

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

As of August 31, 2019, the registrant had 76,555,686 ordinary shares, €0.01 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (including changes in sales and marketing, research and development and general and administrative expenses), and our ability to achieve and maintain future profitability;

•	our ability to continue to deliver and improve our offerings and successfully develop new offerings, including security-related product offerings;
•	customer acceptance and purchase of our existing offerings and new offerings;
•	our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches;
•	our ability to maintain and expand our user and customer base;
•	the market for our products not continuing to develop;
•	competition from other products;
•	the impact of foreign currency exchange rate and interest rate fluctuations on our results;
•	the pace of change and innovation in the markets in which we participate and the competitive nature of those markets;
•	our business strategy and our plan to build our business;
•	our ability to effectively manage our growth;
•	our international expansion strategy;
•	our operating results and cash flows;
•	our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies, including our proposed acquisition of Endgame, Inc. (“Endgame”);
•	our proposed acquisition of Endgame, including the potential impact on our operating margin;
•	the impact of acquisitions, including the proposed acquisition of Endgame, on our future product offerings,
•	our beliefs and objectives for future operations;
•	our relationships with third parties, including partners;
•	our ability to protect our intellectual property rights;
•	our ability to develop our brands;
•	the impact of expensing stock options and other equity awards;
•	the sufficiency of our capital resources;
•	our ability to successfully defend litigation brought against us;
•	our ability to successfully expand in our existing markets and into new markets;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our ability to attract and retain qualified employees and key personnel; and
•	the future trading prices of our ordinary shares.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Elastic N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	July 31, 2019	April 30, 2019
Assets
Current assets:
Cash and cash equivalents	$315,152	$298,000
Restricted cash	2,261	2,280
Accounts receivable, net of allowance for doubtful accounts of $1,372 and $1,411 as of July 31, 2019 and April 30, 2019, respectively	57,372	81,274
Deferred contract acquisition costs	14,717	17,215
Prepaid expenses and other current assets	27,932	30,872
Total current assets	417,434	429,641
Property and equipment, net	6,424	5,448
Goodwill	19,770	19,846
Operating lease right-of-use assets	32,110	-
Intangible assets, net	6,061	6,723
Deferred contract acquisition costs, non-current	10,057	8,935
Deferred tax assets	1,716	1,748
Other assets	12,164	13,397
Total assets	$505,736	$485,738

Liabilities, Redeemable Convertible Preferred Shares and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,799	$4,450
Accrued expenses and other liabilities	15,066	18,740
Accrued compensation and benefits	20,954	22,147
Operating lease liabilities	6,451	-
Deferred revenue	153,257	158,243
Total current liabilities	202,527	203,580
Deferred revenue, non-current	16,511	12,423
Operating lease liabilities, non-current	26,868	-
Other liabilities, non-current	4,780	6,723
Total liabilities	250,686	222,726
Commitments and contingencies (Note 7)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of July 31, 2019 and April 30, 2019	-	-
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 76,259,361 and 73,675,083 shares issued and outstanding as of July 31, 2019 and April 30, 2019, respectively	782	754
Treasury stock, 35,937 shares (repurchased at an average price of $10.30 per share)	(369)	(369)
Additional paid-in capital	614,532	581,135
Accumulated other comprehensive loss	(1,049)	(1,431)
Accumulated deficit	(358,846)	(317,077)
Total shareholders’ equity	255,050	263,012
Total liabilities, redeemable convertible preference shares and shareholders’ equity	$505,736	$485,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended July 31,
	2019	2018

Revenue
License - self-managed	$9,907	$7,240
Subscription - self-managed and SaaS	72,483	44,369
Total subscription revenue	82,390	51,609
Professional services	7,320	5,035
Total revenue	89,710	56,644
Cost of revenue
Cost of license - self-managed	97	97
Cost of subscription - self-managed and SaaS	17,895	10,201
Total cost of revenue - subscription	17,992	10,298
Cost of professional services	8,259	5,259
Total cost of revenue	26,251	15,557
Gross profit	63,459	41,087
Operating expenses
Research and development	35,182	18,981
Sales and marketing	52,011	30,422
General and administrative	18,568	10,099
Total operating expenses	105,761	59,502
Operating loss	(42,302)	(18,415)
Other income, net	931	596
Loss before income taxes	(41,371)	(17,819)
Provision for income taxes	398	759
Net loss	$(41,769)	$(18,578)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.56)	$(0.56)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	74,643,782	32,978,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended July 31,
	2019	2018
Net loss	$(41,769)	$(18,578)
Other comprehensive income (loss):
Foreign currency translation adjustments	382	(738)
Other comprehensive income (loss)	382	(738)
Total comprehensive loss	$(41,387)	$(19,316)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Redeemable Convertible Preference Shares

and Shareholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible				Treasury	Additional	Other		Total
	Preference Shares		Ordinary Shares		Shares	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Equity
Balances at April 30, 2019	-	$-	73,675,083	$754	$(369)	$581,135	$(1,431)	$(317,077)	$263,012
Issuance of ordinary shares upon exercise of stock options	-	-	2,533,891	27	-	20,085	-	-	20,112
Issuance of ordinary shares upon release of restricted stock units	-	-	50,387	1	-	-	-	-	1
Vesting of ordinary shares subject to repurchase	-	-	-	-	-	1,612	-	-	1,612
Stock-based compensation	-	-	-	-	-	11,700	-	-	11,700
Net loss	-	-	-	-	-	-	-	(41,769)	(41,769)
Foreign currency translation	-	-	-	-	-	-	382	-	382
Balances at July 31, 2019	-	$-	76,259,361	$782	$(369)	$614,532	$(1,049)	$(358,846)	$255,050

							Accumulated
	Redeemable Convertible				Treasury	Additional	Other		Total
	Preference Shares		Ordinary Shares		Shares	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Deficit
Balances at April 30, 2018	28,939,466	$200,921	33,232,955	$33	$(369)	$62,542	$(961)	$(214,774)	$(153,529)
Issuance of ordinary shares upon exercise of stock options	-	-	229,464	-	-	649	-	-	649
Ordinary shares issued in connection with the acquisition of Lambda Lab	-	-	134,474	-	-	-	-	-	-
Vesting of ordinary shares subject to repurchase	-	-	-	-	-	449	-	-	449
Repurchase of early exercised stock options			(43,630)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	5,428	-	-	5,428
Net loss	-	-	-	-	-	-	-	(18,578)	(18,578)
Foreign currency translation	-	-	-	-	-	-	(738)	-	(738)
Balances at July 31, 2018	28,939,466	$200,921	33,553,263	$33	$(369)	$69,068	$(1,699)	$(233,352)	$(166,319)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended July 31,
	2019	2018
Cash flows from operating activities
Net loss	$(41,769)	$(18,578)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,288	1,542
Amortization of deferred contract acquisition costs	6,723	4,019
Non-cash operating lease cost	1,347	-
Stock-based compensation expense	12,771	5,665
Deferred income taxes	19	868
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	23,528	9,148
Deferred contract acquisition costs	(5,515)	(4,519)
Prepaid expenses and other current assets	2,570	1,043
Other assets	1,055	665
Accounts payable	2,288	3,182
Accrued expenses and other liabilities	(2,866)	2,877
Accrued compensation and benefits	(1,817)	(3,154)
Operating lease liabilities	(1,283)	-
Deferred revenue	(33)	2,368
Net cash (used in) provided by operating activities	(1,694)	5,126
Cash flows from investing activities
Purchases of property and equipment	(1,585)	(336)
Business acquisitions, net of cash acquired	-	(1,986)
Net cash used in investing activities	(1,585)	(2,322)
Cash flows from financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	20,113	649
Repurchase of early exercised options	-	(500)
Repayment of notes payable	(30)	(20)
Net cash provided by financing activities	20,083	129
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	329	(1,179)
Net increase in cash, cash equivalents, and restricted cash	17,133	1,754
Cash, cash equivalents, and restricted cash, beginning of period	300,280	51,609
Cash, cash equivalents, and restricted cash, end of period	$317,413	$53,363
Supplemental disclosures of cash flow information
Cash paid for income taxes	$625	$397
Cash paid for operating lease liabilities	$1,579	$-
Cash paid for interest	$1	$2
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accounts payable	$107	$62
Operating lease right-of-use assets exchanged for lease obligations	$5,335	$-
Vesting of shares subject to repurchase	$1,612	$449
Deferred offering costs accrued, unpaid	$-	$1,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

Elastic N.V. (“Elastic” or the “Company”) was founded in 2012 and has its corporate seat in Amsterdam, the Netherlands. Elastic is a search company. It created the Elastic Stack, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization in milliseconds or less. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. The Company also offers software solutions built on the Elastic Stack that address a wide variety of use cases including app search, site search, enterprise search, logging, metrics, uptime, application performance monitoring (“APM”), business analytics, security analytics, and maps. The Elastic Stack and the Company’s solutions are designed to run on premises, in public or private clouds, or in hybrid environments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of July 31, 2019, the interim condensed consolidated statements of operations and of comprehensive loss, interim condensed consolidated statements of cash flows and interim condensed statements of redeemable convertible preference shares and shareholders’ equity (deficit) for the three months ended July 31, 2019 and 2018, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of July 31, 2019 and the results of the Company’s operations, its statements of redeemable convertible preference shares and shareholders’ equity (deficit) and cash flows for the three months ended July 31, 2019 and 2018. The financial data and other financial information disclosure in the notes to these interim condensed consolidated financial statements related to the three month periods are also unaudited.  The results for the three months ended July 31, 2019 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2020, or any future period.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended April 30, 2019 filed with the SEC on June 28, 2019.

Fiscal Year

The Company’s fiscal year ends on April 30. References to fiscal 2020, for example, refer to the fiscal year ending April 30, 2020.

Use of Estimates and Judgments

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue between recognized and deferred amounts, deferred contract acquisition costs, allowance for doubtful accounts, valuation of stock-based compensation, fair value of ordinary shares in periods prior to the Company’s initial public offering (“IPO”), fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, the discount rate used for operating leases and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the statement of cash flows have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the previously reported net loss.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected not to avail itself of this exemption from new or revised accounting standards and, therefore, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Significant Accounting Policies

          Other than described below, there have been no changes to the Company’s significant accounting policies described in its  Annual Report on Form 10-K that have had a material impact on its consolidated financial statements and related notes.

Leases

           Leases arise from contractual obligations that convey the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company determines whether an arrangement is or contains a lease at inception, based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. At the lease commencement date, the Company determines the lease classification between finance and operating and recognizes a right-of-use asset and corresponding lease liability for each lease component.  A right-of-use asset represents the Company’s right to use an underlying asset and a lease liability represents the Company’s obligation to make payments during the lease term. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component.

           The lease liability is initially measured as the present value of the remaining lease payments over the lease term. The discount rate used to determine the present value is the Company’s incremental borrowing rate unless the interest rate implicit in the lease is readily determinable. The Company estimates its incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term. The right-of-use asset is initially measured as the present value of the lease payments, adjusted for initial direct costs, prepaid lease payments to lessors and lease incentives.

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

During the three months ended July 31, 2019, the Company updated its sales commissions plan by incorporating different commission rates for initial subscription contract sales and subsequent subscription renewals.  Subsequent to this change, sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates in proportion to their respective contract values. Effective May 1, 2019, commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Deferred contract acquisition costs are expensed commensurate with the pattern of revenue recognition as performance obligations are satisfied. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.

The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs.

Further disclosures with respect to the Company’s deferred contract acquisition costs are also included in Note 5, Balance Sheet Components.

Recently Adopted Accounting Pronouncements

Leases:    In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, codified as Accounting Standards Codification 842 (“ASC 842”), which requires lessees to record the assets and liabilities arising from all leases, with the exception of short-term leases, on the balance sheet. Under ASC 842, lessees recognize a liability for lease payments and a right-of-use asset. This guidance retains the distinction between finance leases and operating leases and the classification criteria for finance leases remains similar. For finance leases, a lessee recognizes the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of the principal amount are presented within financing activities, and interest payments are presented within operating activities in the statement of cash flows. For operating leases, a lessee recognizes a single lease cost on a straight-line basis and classifies all cash payments within operating activities in the statement of cash flows.

The Company adopted the new lease accounting standard effective May 1, 2019 using the additional transition method described in ASU No. 2018-11, Leases – Targeted Improvements, which was issued in July 2018. Under the additional transition method, the Company recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease right-of-use assets and operating lease liabilities on its condensed consolidated balance sheet on May 1, 2019 without retrospective application to comparative periods. Upon adoption, the Company elected the following:

•

the package of practical expedients which allows for not reassessing (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition,

•

the practical expedient in ASC Subtopic 842-10 to not separate non-lease components from lease components and instead account for each separate lease component and non-lease components associated with that lease component as a single lease component by class of the underlying asset, and

•

not to recognize right-of-use assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

The adoption of ASC 842 resulted in recognition of right-of-use assets of $28.1 million, which included the impact of existing deferred rents of $1.0 million, prepaid rent of $0.2 million and lease liabilities of $28.9 million as of May 1, 2019. See Note 8, Leases, for additional details.

The adoption of the new lease accounting standard had no impact on cash provided by or used in operating, investing or financing activities in the Company’s condensed consolidated statements of cash flows. The adoption of the new lease accounting standard did not impact the Company’s condensed consolidated statements of operations nor previously reported financial results.

New Accounting Pronouncements Not Yet Adopted

Credit Losses:  In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The standard and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2021, though early adoption is permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

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

3. Revenue and Performance Obligations

Disaggregation of Revenue

The following table presents revenue by category (in thousands):

	Three Months Ended July 31,
	2019		2018
		% of		% of
		Total		Total
	Amount	Revenue	Amount	Revenue
Self-managed subscription	$64,812	72%	$41,312	73%
License	9,907	11%	7,240	13%
Subscription	54,905	61%	34,072	60%
SaaS	17,578	20%	10,297	18%
Total subscription revenue	82,390	92%	51,609	91%
Professional services	7,320	8%	5,035	9%
Total revenue	$89,710	100%	$56,644	100%

Remaining Performance Obligations

As of July 31, 2019, the Company had $362.8 million of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of July 31, 2019, the Company expects to recognize approximately 88% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

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

The following table summarizes assets that are measured at fair value on a recurring basis as of July 31, 2019 and April 30, 2018 (in thousands):

July 31, 2019	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$261,864	$-	$-	$261,864

April 30, 2019	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$261,864	$-	$-	$261,864

Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase.  The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of July 31, 2019	As of April 30, 2019
Prepaid hosting costs	$11,281	$12,006
Deposits	1,240	1,268
Prepaid software subscription costs	4,564	4,326
Deferred stock-based compensation expense	519	784
Prepaid value added taxes	5,206	4,239
Other	5,122	8,249
Total prepaid expenses and other current assets	$27,932	$30,872

Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of July 31, 2019	As of April 30, 2019
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$6,166	$6,176
Computer hardware and software	3	5,441	5,393
Furniture and fixtures	3-5	3,361	3,094
Assets under construction		2,433	1,243
Total property and equipment		$17,401	$15,906
Less: accumulated depreciation		(10,977)	(10,458)
Property and equipment, net		$6,424	$5,448

Depreciation expense related to property and equipment was $0.6 million and $0.8 million for the three months ended July 31, 2019 and 2018.

Intangible Assets, Net

Intangible assets consisted of the following as of July 31, 2019 and April 30, 2019 (in thousands):

July 31, 2019	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,130	$6,278	$5,852	2.3
Trade names	972	877	95	2.0
Customer relationships	398	284	114	2.0
Total	$13,500	$7,439	$6,061

April 30, 2019	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,130	$5,646	$6,484	2.5
Trade names	972	863	109	2.2
Customer relationships	398	268	130	2.2
Total	$13,500	$6,777	$6,723

Amortization expense for the intangible assets for the three months ended July 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended July 31,
	2019	2018
Cost of revenue—cost of license—self-managed	$97	$97
Cost of revenue—cost of subscription—self-managed and SaaS	536	576
Sales and marketing	29	37
Total amortization of acquired intangible assets	$662	$710

The expected future amortization expense related to the intangible assets as of July 31, 2019 was as follows (in thousands, by fiscal year):

Remainder of 2020	$1,988
2021	2,616
2022	1,396
2023	61
Thereafter	-
Total	$6,061

Goodwill

The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2019	$19,846
Foreign currency translation adjustment	(76)
Balance of July 31, 2019	$19,770

There was no impairment of goodwill during the three months ended July 31, 2019 and 2018.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	As of July 31, 2019	As of April 30, 2019
Accrued expenses	$7,789	$8,124
Income taxes payable	-	149
Value added taxes payable	3,104	4,236
Share repurchase liability	1,117	1,612
Other	3,056	4,619
Total accrued expenses and other liabilities	$15,066	$18,740

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31, 2019	As of April 30, 2019
Accrued vacation	$11,061	$9,655
Accrued commissions	4,158	6,510
Post-combination compensation liability	-	655
Other	5,735	5,327
Total accrued compensation and benefits	$20,954	$22,147

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. For annual contracts, the Company typically invoices customers at the time of entering into the contract. For multi-year agreements, the Company generally invoices customers on an annual basis prior to each anniversary of the contract start date. The Company records unbilled accounts receivable related to revenue recognized in excess of amounts invoiced as the Company has an unconditional right to invoice and receive payment in the future related to those fulfilled obligations.  Invoicing customers prior to performance creates a contract liability, deferred revenue, which is recognized in accordance with the Company’s revenue recognition policy.

The following table provides information about unbilled accounts receivable, deferred contract acquisition costs and deferred revenue from contracts with customers (in thousands):

	As of July 31, 2019	As of April 30, 2019
Unbilled accounts receivable, included in accounts receivable, net	$1,947	$1,710
Deferred contract acquisition costs	$24,774	$26,150
Deferred revenue	$169,768	$170,666

Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Three Months Ended July 31,
	2019	2018
Beginning balance	$1,710	$1,139
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(1,710)	(1,139)
Revenue recognized during the period in excess of invoices issued	1,947	933
Ending balance	$1,947	$933

	Deferred Revenue
	Three Months Ended July 31,
	2019	2018
Beginning balance	$170,666	$102,561
Increases due to invoices issued, excluding amounts recognized as revenue during the period	62,588	40,435
Revenue recognized that was included in deferred revenue balance at beginning of period	(63,486)	(39,405)
Ending balance	$169,768	$103,591

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

During the three months ended July 31, 2018 and for fiscal year ending April 30, 2019, sales commissions for renewal of a contract were considered commensurate with the commissions paid for the acquisition of the initial contract given there was no substantive difference in commission rates in proportion to their respective contract values. During the three months ended July 31, 2019, the Company updated its sales commissions plan by incorporating different commission rates for initial subscription contract sales and subsequent subscription renewals.  Subsequent to this change, sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates in proportion to their respective contract values. Accordingly, commissions paid upon the initial acquisition of a contract are now amortized over an estimated period of benefit of five years while commissions paid related to renewal contracts are now amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Deferred contract acquisition costs are expensed commensurate with the pattern of revenue recognition as performance obligations are satisfied. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.

The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the three months ended July 31, 2019.

The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,
	2019	2018
Beginning balance	$26,150	$18,079
Capitalization of contract acquisition costs	5,347	4,303
Amortization of deferred contract acquisition costs	(6,723)	(4,019)
Ending balance	$24,774	$18,363

6. Acquisitions

Three Months Ended July 31, 2018

Lambda Lab Corp.

In July 2018, the Company acquired 100% of the share capital of Lambda Lab Corp. (“Lambda Lab”), a privately held company headquartered in the United States. Lambda Lab was a code search company whose product was built on top of Elasticsearch and focused on building semantic understanding of code, exposed through powerful search features. Purchase consideration for the acquisition was $2.0 million in cash. Excluded from the purchase consideration are 134,474 ordinary shares of $2.2 million issued to certain employees of Lambda Lab. These shares are subject to repurchase until the two year anniversary of the close of the acquisition and are contingent upon these employees’ continued employment with the Company. The repurchase option lapses as to fifty percent of the ordinary shares on each anniversary of the close of the acquisition. The Company will record stock-based compensation expense of $2.2 million over the two year vesting term. During the three months ended July 31, 2019, the Company recorded stock-based compensation expense of $0.3 million. As of July 31, 2019, a share repurchase liability, included in accrued expenses was $1.1 million. As of July 31, 2019, the deferred stock-based compensation expense included in prepaid expenses and other current assets was $0.5 million.

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

Acquisition costs of $0.2 million were charged to general and administrative expenses in the consolidated statement of operations for the three months ended July 31, 2018.

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

7. Commitments and Contingencies

Hosting Infrastructure Commitments

In December 2017, the Company entered into non-cancelable capacity commitments with a hosting infrastructure vendor for a total minimum commitment of $12.5 million in each of the subsequent three years. In December 2018, the agreement was amended to establish total minimum commitments of $17.0 million for calendar year 2019, $20.0 million for calendar year 2020 and $23.0 million for calendar year 2021.  As of July 31, 2019, the Company had paid all of the $17.0 million toward the calendar year 2019 commitment.

Hosting infrastructure commitments as of July 31, 2019 were as follows (in thousands):

Years Ending April 30,
2020 (remaining nine months)	$6,667
2021	21,000
2022	15,333
2023	-
2024	-
Thereafter	-
Total	$43,000

Letters of Credit

The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of July 31, 2019.

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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of July 31, 2019; therefore, the Company has not recorded an accrual for such contingencies.

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

8. Leases

The Company’s leases are comprised of corporate office spaces and various equipment under non-cancelable operating lease agreements that expire at various dates through 2025. As of July 31, 2019, the Company has no finance leases.

Lease Costs

Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

Three Months Ended July 31, 2019
Operating lease cost	$1,779
Short-term lease cost	672
Variable lease cost	119
Total lease cost	$2,570

Lease term and discount rate information are summarized as follows:

As of July 31, 2019
Weighted average remaining lease term (years)	5.74
Weighted average discount rate	5.35%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of July 31, 2019 were as follows (in thousands):

Years Ending April 30,
2020 (remaining nine months)	$5,603
2021	6,601
2022	6,319
2023	6,500
2024	5,749
Thereafter	8,937
Total minimum lease payments	39,709
Less imputed interest	6,390
Present value of future minimum lease payments	33,319
Less current lease liabilities	6,451
Operating lease liabilities, non-current	$26,868

Future minimum lease payments under non-cancelable operating leases, based on the previous lease accounting standard, as of April 30, 2019 were as follows (in thousands):

Years Ending April 30,
2020	$6,455
2021	5,494
2022	5,106
2023	5,217
2024	4,602
Thereafter	7,020
Total	$33,894

9. Ordinary Shares

The Company’s articles of association designated and authorized the Company to issue 72 million ordinary shares with a par value of €0.001 per share up until immediately prior to the completion of the IPO at which time the authorized ordinary shares increased to 165 million.  In addition, the par value per ordinary share was changed from €0.001 per share to €0.01 per share as required by Dutch law at the time of the Company’s conversion into a Dutch public limited liability company (naamloze vennootschap).

Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through July 31, 2019.

Ordinary Shares Reserved for Issuance

The Company had reserved shares of ordinary shares for issuance as follows:

	As of July 31, 2019	As of April 30, 2019
Options issued and outstanding	20,279,871	22,866,438
RSUs issued and outstanding	1,018,298	740,467
Remaining shares available for future issuance under the 2012 Plan	13,056,585	9,649,123
Total ordinary shares reserved	34,354,754	33,256,028

Convertible Preference Shares

The Company's board of directors has the authority, without further action by the Company's shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors.  As of July 31, 2019, there were no convertible preference shares issued or outstanding.

10. Equity Incentive Plans

In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 (as amended and restated, the “2012 Plan”).  Under the 2012 Plan, the board of directors may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Company’s board of directors or compensation committee determines the vesting schedule for all equity-based awards. Stock options granted to new employees under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months subject to the employees continued service to the Company. Refresh grants to existing employees generally vest monthly over four years subject to the employees continued service to the Company.  Equity settled RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting semi-annually over the next three years, subject to the grantee’s continued service to the Company. Equity settled RSUs granted to existing employees generally vest semi-annually over a period of four years, subject to the grantee’s continued service to the Company.  The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions shall become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.

The equity awards available for grant for the periods presented were as follows:

Three Months Ended July 31, 2019
Available at beginning of period	9,649,123
Awards authorized	3,683,754
Options granted	(172,031)
Options cancelled	224,707
RSUs granted	(349,954)
RSUs cancelled	20,986
Available at end of period	13,056,585

Stock Options

The following table summarizes stock option activity for the 2012 Plan (in thousands, except share and per share data):

	Options Outstanding
	Number of Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2019	22,866,438	$11.90	7.98	$1,684,106
Stock options granted	172,031	$81.39
Stock options exercised	(2,533,891)	$7.93
Stock options cancelled	(224,707)	$13.26
Balance as of July 31, 2019	20,279,871	$12.97	7.82	$1,741,220
Exercisable as of July 31, 2019	8,591,195	$8.42	7.00	$776,709

Options exercisable include 638,370 options that were unvested as of July 31, 2019.

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of options granted was $46.23 and $7.52 for the three months ended July 31, 2019 and 2018, respectively.

As of July 31, 2019, the Company had unrecognized stock-based compensation expense of $80.3 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 2.70 years.

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

The performance-based vesting condition related to these awards was deemed probable upon the effectiveness of the Company’s IPO on October 8, 2018.  On that date, the Company recorded a cumulative catch-up stock-based compensation expense using the accelerated attribution method for the RSAs that had satisfied the applicable service-based vesting condition on that date with the remaining expense to be recognized over the remaining requisite service period.  Stock-based compensation expense related to the RSAs for the three month period ended July 31, 2019 was $0.1 million.

RSUs

During the three months ended July 31, 2019, the Company granted 349,954 RSUs at a weighted average grant date fair value of $81.39 per unit, including 1,388 RSUs that are cash settled. Cash settled RSUs will be paid as a cash bonus based on the applicable vesting and payment terms. The cash settled RSUs vest upon the satisfaction of both service-based and performance-based vesting conditions.  The service-based vesting condition is generally over four years with 25% vesting on the one-year anniversary of the award and the remainder vesting quarterly over the next 36 months, subject to the grantee’s continued service to the Company. The performance-based vesting condition is defined as (i) a change in control where the consideration paid to the Company’s equity security holders is cash, publicly traded stock, or a combination of both, or (ii) the expiration of any lock-up period of the IPO, subject in each instance to the grantee’s continued service through such date. As a result of the Company’s IPO, the performance-based vesting condition was deemed probable and the Company recorded cumulative stock-based compensation expense related to the cash settled RSUs in October 2018.  As of July 31, 2019, the Company had a liability of $2.2 million related to the cash settled RSUs recorded in accrued compensation and benefits on the consolidated balance sheet.

  Stock-based compensation expense related to RSUs for the three months ended July 31, 2019 was $4.7 million. As of July 31, 2019, the Company had unrecognized stock-based compensation expense of $63.0 million related to equity settled RSUs that the Company expects to recognize over a weighted-average period of 3.65 years.

The following table summarizes RSU activity for the 2012 Plan:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2019	740,467	$62.48
RSUs granted	349,954	$81.39
RSUs released	(51,137)	$68.43
RSUs cancelled	(20,986)	$75.06
Outstanding and unvested at July 31, 2019	1,018,298	$68.42

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,
	2019	2018
Cost of revenue—cost of subscription—self-managed and SaaS	$915	$413
Cost of revenue—professional services	561	177
Research and development	4,961	2,097
Sales and marketing	4,308	1,852
General and administrative	2,026	1,126
Total stock-based compensation expense	$12,771	$5,665

Total stock-based compensation expense for the three months ended July 31, 2019 and 2018 includes a charge of $0.5 million and $0.2 million, respectively, related to an expense arising from business combinations.

11. Net Loss Per Share Attributable to Ordinary Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended July 31,
	2019	2018
Numerator:
Net loss	$(41,769)	$(18,578)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	74,643,782	32,978,163
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.56)	$(0.56)

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended July 31,
	2019	2018
Redeemable convertible preference shares	-	28,939,466
Stock options	20,279,871	23,785,510
Equity settled RSUs	872,696	-
Shares subject to repurchase	140,591	410,717
Early exercised stock options	-	105,000
Total	21,293,158	53,240,693

The table above does not include 244,498 RSAs outstanding as of July 31, 2018, as these RSAs were subject to a performance-based vesting condition that was not considered probable as of July 31, 2018.  During the year ended April 30, 2019, the subscription price for these awards was paid and the underlying ordinary shares were issued. As of July 31, 2019, 73,350 ordinary shares issued upon payment of the subscription price were subject to repurchase by the Company until the underlying service-based vesting conditions is satisfied.

12.	Income Taxes

The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision related to income taxes of $0.4 million and $0.8 million for the three months ended July 31, 2019 and 2018, respectively. The provision related to income taxes was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.

The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of July 31, 2019, the Company’s net unrecognized tax benefits totaled $5.2 million, of which none would impact the effective tax rate before consideration of any valuation allowance. The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next twelve months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s interim unaudited condensed consolidated financial statements.

13. Employee Benefit Plans

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $1.9 million and $1.1 million of expense related to the 401(k) Plan during the three months ended July 31, 2019 and 2018, respectively.

The Company also has defined-contribution plans in certain other countries for which the Company recorded $0.8 million and $0.3 million of expense during the three months ended July 31, 2019 and 2018, respectively.

14. Segment Information

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended July 31,
	2019	2018
United States	$48,962	$32,821
Rest of world	40,748	23,823
Total revenue	$89,710	$56,644

Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s property and equipment, net of depreciation and amortization, by geographic region (in thousands):

	As of July 31, 2019	As of April 30, 2019
United States	$3,688	$3,219
The Netherlands	1,794	1,769
United Kingdom	572	251
Rest of world	370	209
Total property and equipment, net	$6,424	$5,448

15.  Subsequent Event

On June 5, 2019, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Avengers Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Endgame, Inc., a Delaware corporation (“Endgame”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Endgame (the “Securityholder Representative”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Endgame (the “Merger”) whereupon the separate corporate existence of Merger Sub shall cease and Endgame shall continue as the surviving corporation of the Merger as a direct wholly-owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, the Company will acquire Endgame for a total purchase price of $234 million, subject to customary adjustments, including the establishment of an indemnity escrow fund.  The Company will pay the purchase price through (i) the issuance of ordinary shares par value €0.01 per share, of the Company (the “Elastic Ordinary Shares”),  (ii) the repayment of Endgame’s outstanding indebtedness not receiving Elastic Ordinary Shares (estimated to be, as of the date hereof, approximately $18 million), (iii) the assumption of Endgame’s outstanding options, and (iv) a cash deposit of $350,000 to fund an expense fund for the fees and expenses of the Securityholder Representative.

The Merger Agreement contains customary termination rights for both the Company and Endgame and further provides that the Company must pay Endgame a termination fee of $3.5 million upon termination of the Merger Agreement under certain specified circumstances.

The acquisition will be accounted for as a business combination and accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The Company has not yet determined the purchase price allocation for the transaction. The acquisition is expected to close during the third quarter of fiscal 2020, subject to customary closing conditions and regulatory reviews.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year end is April 30, and our fiscal quarters end on July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2019 is referred to as fiscal 2019 and our fiscal year ending April 30, 2020 is referred to as fiscal 2020.

Overview

Elastic is a search company. We deliver technology that enables users to search through massive amounts of structured and unstructured data for a wide range of consumer and enterprise applications. Our primary offering is the Elastic Stack, a powerful set of software products that ingest and store data from any source, and in any format, and perform search, analysis, and visualization in milliseconds or less. The Elastic Stack is designed for direct use by developers to power a variety of use cases. We have also built software solutions on the Elastic Stack that address a wide variety of use cases, including app search, site search, enterprise search, logging, metrics, uptime, APM, business analytics, security analytics, and maps. Our products are used by individual developers and organizations of all sizes across a wide range of industries.

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

We generate revenue primarily from sales of subscriptions for our software. We offer various subscription tiers that provide different levels of access to paid proprietary features and support. We do not sell support separately. Our subscription agreements for self-managed deployments typically have terms of one to three years and we bill for them annually in advance. Elastic Cloud customers may purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration. Subscriptions accounted for 92% and 91% of our total revenue in the three months ended July 31, 2019 and 2018, respectively. We also generate revenue from consulting and training services.

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

We continue to make substantial investments in developing the Elastic Stack and the solutions we address and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 1,600 employees as of July 31, 2019.

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

Increasing adoption of Elastic Cloud.    Elastic Cloud, our family of SaaS products that includes Elasticsearch Service, Site Search Service, and App Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for SaaS deployment alternatives with reduced administrative burdens. In some cases, open source users that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. In the three months ended July 31, 2019 and 2018, Elastic Cloud contributed 20% and 18% of our total revenue, respectively. We believe that offering a SaaS deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting and managing costs.

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

Sales and marketing.    Sales and marketing expense mainly consists of personnel costs, commissions, allocated overhead costs and costs related to marketing programs and user events. Marketing programs consist of advertising, events, brand-building and customer acquisition and retention activities. We expect our sales and marketing expense to increase in absolute dollars as we expand our salesforce and increase our investments in marketing resources. We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are related to the acquisition of customer contracts. Sales commissions costs are amortized over the expected benefit period.

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

Other Income, Net

Other income, net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency and interest income (expense).

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three months ended July 31,
	2019	2018
	(in thousands)
Revenue
License - self-managed	$9,907	$7,240
Subscription - self-managed and SaaS	72,483	44,369
Total subscription revenue	82,390	51,609
Professional services	7,320	5,035
Total revenue	89,710	56,644
Cost of revenue (1)(2)(3)
Cost of license - self-managed	97	97
Cost of subscription - self-managed and SaaS	17,895	10,201
Total cost of revenue - subscription	17,992	10,298
Cost of professional services	8,259	5,259
Total cost of revenue	26,251	15,557
Gross profit	63,459	41,087
Operating expenses(1)(2)(3)(4)
Research and development	35,182	18,981
Sales and marketing	52,011	30,422
General and administrative	18,568	10,099
Total operating expenses	105,761	59,502
Operating loss (1)(2)(3)(4)	(42,302)	(18,415)
Other income, net	931	596
Loss before income taxes	(41,371)	(17,819)
Provision for income taxes	398	759
Net loss	$(41,769)	$(18,578)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$915	$413
Cost of professional services	561	177
Research and development	4,961	2,097
Sales and marketing	4,308	1,852
General and administrative	2,026	1,126
Total stock-based compensation expense	$12,771	$5,665

(2) Includes employer payroll taxes on employee stock transactions as follows (information for three months ended July 31, 2018 is not    meaningful):

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$134	$-
Cost of professional services	34	-
Research and development	760	-
Sales and marketing	594	-
General and administrative	607	-
Total employer payroll taxes on employee stock-based transactions	$2,129	$-

(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Cost of Revenue
Cost of license - self-managed	$97	$97
Cost of subscription - self-managed and SaaS	536	576
Sales and marketing	29	37
Total amortization of acquired intangibles	$662	$710

(4) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Research and development	$34	$174
General and administrative	2,438	206
Total acquisition-related expenses	$2,472	$380

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended July 31,
	2019	2018

Revenue
License - self-managed	11%	13%
Subscription - self-managed and SaaS	81%	78%
Total subscription revenue	92%	91%
Professional services	8%	9%
Total revenue	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%
Cost of subscription - self-managed and SaaS	20%	18%
Total cost of revenue - subscription	20%	18%
Cost of professional services	9%	9%
Total cost of revenue	29%	27%
Gross profit	71%	73%
Operating expenses(1)(2)(3)(4)
Research and development	39%	34%
Sales and marketing	58%	54%
General and administrative	20%	18%
Total operating expenses	117%	106%
Operating loss (1)(2)(3)(4)	(46)%	(33)%
Other income, net	1%	1%
Loss before income taxes	(47)%	(32)%
Provision for income taxes	0%	1%
Net loss	(47)%	(33)%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2019	2018
Cost of Revenue
Cost of subscription - self managed and SaaS	1%	1%
Cost of professional services	1%	0%
Research and development	6%	4%
Sales and marketing	5%	3%
General and administrative	2%	2%
Total stock-based compensation expense	15%	10%

(2) Includes employer payroll taxes on employee stock transactions as follows (information for three months ended July 31, 2018 is not    meaningful):

	Three Months Ended July 31,
	2019	2018
Cost of Revenue
Cost of subscription - self managed and SaaS	0%	0%
Cost of professional services	0%	0%
Research and development	1%	0%
Sales and marketing	1%	0%
General and administrative	1%	0%
Total employer payroll taxes on employee stock-based transactions	3%	0%

(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2019	2018
Cost of Revenue
Cost of license - self-managed	0%	0%
Cost of subscription - self-managed and SaaS	1%	1%
Sales and marketing	0%	0%
Total amortization of acquired intangibles	1%	1%

(4) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2019	2018
Research and development	0%	0%
General and administrative	3%	1%
Total acquisition-related expenses	3%	1%

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

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Gross profit	$63,459	$41,087
Stock-based compensation expense	1,476	590
Employer payroll taxes on employee stock transactions	168	-
Amortization of acquired intangibles	633	673
Non-GAAP gross profit	$65,736	$42,350
Gross margin	71%	73%
Non-GAAP gross margin (non-GAAP gross profit as a percentage of revenue)	73%	75%

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

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Operating loss	$(42,302)	$(18,415)
Stock-based compensation expense	12,771	5,665
Employer payroll taxes on employee stock transactions	2,129	-
Amortization of acquired intangibles	662	710
Acquisition-related expenses	2,472	380
Non-GAAP loss from operations	$(24,268)	$(11,660)
Operating margin	(47)%	(33)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(27)%	(21)%

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

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended July 31,
	2019	2018
	(in thousands, except percentages)
Net cash (used in) provided by operating activities	$(1,694)	$5,126
Purchases of property and equipment	(1,585)	(336)
Free cash flow	$(3,279)	$4,790
Net cash used in investing activities	$(1,585)	$(2,322)
Net cash provided by financing activities	$20,083	$129
Net cash provided by (used in) operating activities (as a percentage of total revenue)	(2)%	9%
Less: Purchases of property and equipment (as a percentage of total revenue)	(2)%	(1)%
Free cash flow margin	(4)%	8%

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

The following table presents our calculated billings for the periods presented and a reconciliation of calculated billings to total revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended July 31,
	2019	2018
Total revenue	$89,710	$56,644
Add: (Decrease) increase in total deferred revenue	(33)	2,368
Less: (Increase) decrease in unbilled accounts receivable	(237)	206
Calculated billings	$89,440	$59,218

Calculated billings increased 51% for the three months ended July 31, 2019 over the three months ended July 31, 2018. As calculated billings continue to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by quarterly fluctuations and seasonality based on the timing of entering into new agreements with customers, the timing of renewals, and the mix between annual and monthly contracts entered in each reporting period. Foreign exchange rate movements may also impact calculated billings.

Comparison of Three Months Ended July 31, 2019 and 2018

Revenue

	Three Months Ended July 31,		Change
	2019	2018	$	%
	(in thousands)
Revenue
License - self-managed	$9,907	$7,240	$2,667	37%
Subscription - self-managed and SaaS	72,483	44,369	28,114	63%
Total subscription revenue	82,390	51,609	30,781	60%
Professional services	7,320	5,035	2,285	45%
Total revenue	$89,710	$56,644	$33,066	58%

Total revenue increased by $33.1 million, or 58%, in the three months ended July 31, 2019, compared to the same period of the prior year.

Total subscription revenue increased $30.8 million, or 60%, in the three months ended July 31, 2019 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions and we grew our subscription customer base to over 8,800 customers compared to over 5,500 customers in the same period of the prior year.

Professional services revenue increased by $2.3 million, or 45%, in the three months ended July 31, 2019, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2019	2018	$	%
	(in thousands)
Cost of revenue
Cost of license - self-managed	$97	$97	$-	0%
Cost of subscription - self-managed and SaaS	17,895	10,201	7,694	75%
Total cost of revenue - subscription	17,992	10,298	7,694	75%
Cost of professional services	8,259	5,259	3,000	57%
Total cost of revenue	$26,251	$15,557	$10,694	69%
Gross profit	$63,459	$41,087	$22,372	54%
Gross margin:
License - self-managed	99%	99%
Subscriptions - self-managed and SaaS	75%	77%
Total subscription margin	78%	80%
Professional services	(13)%	(4)%
Total gross margin	71%	73%

Total cost of subscription revenue increased by $7.7 million, or 75%, in the three months ended July 31, 2019 compared to the same period of the prior year. This increase was primarily due to an increase of $4.6 million in cloud infrastructure costs and an increase of $2.6 million in personnel and related costs due to growth in headcount in our support organization. Stock-based compensation expense, included within personnel and related costs, increased by $0.5 million year over year.

Total subscription margin decreased to 78% in the three months ended July 31, 2019 from 80% in the three months ended July 31, 2018. This decrease is due to growth and related investment in our SaaS offerings which incur costs related to cloud infrastructure and the increased costs associated with scaling our support organization.

Cost of professional services revenue increased by $3.0 million, or 57%, in the three months ended July 31, 2019 compared to the same period of the prior year.  This increase was primarily due to an increase of $3.0 million in personnel and related costs, including $0.4 million in stock-based compensation, due to growth in headcount.

Gross margin for professional services revenue was (13)% in the three months ended July 31, 2019 compared to (4)% the three months ended July 31, 2018. Historically, our professional services offerings have primarily consisted of training, however we have recently experienced increased demand for consulting services. In the three months ended July 31, 2019, we have invested in headcount for our professional services organization that we believe will be needed as we continue to grow. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.

Operating Expenses

Research and development

	Three Months Ended July 31,		Change
	2019	2018	$	%
	(in thousands)
Research and development	$35,182	$18,981	$16,201	85%

Research and development expense increased by $16.2 million, or 85%, in the three months ended July 31, 2019 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $14.1 million and software and equipment expense increased $0.9 million primarily as a result of growth in headcount.  Cloud infrastructure costs also increased $0.8 million. Stock-based compensation expense, included within personnel and related expenses, increased $2.9 million year over year.

Sales and marketing

	Three Months Ended July 31,		Change
	2019	2018	$	%
	(in thousands)
Sales and marketing	$52,011	$30,422	$21,589	71%

Sales and marketing expense increased by $21.6 million, or 71%, in the three months ended July 31, 2019 compared to the same period of the prior year. This increase was primarily due to increases of $18.7 million in personnel and related costs and $1.4 million in travel costs as we continued to increase our sales and marketing headcount. The increase in personnel and related costs includes an increase of $10.3 million in salaries and related personnel expenses due to an increase in headcount, an increase of $2.8 million in commissions expense related to the amortization of contract acquisition costs and an increase of $2.5 million in stock-based compensation expense.

General and administrative

	Three Months Ended July 31,		Change
	2019	2018	$	%
	(in thousands)
General and administrative	$18,568	$10,099	$8,469	84%

General and administrative expense increased by $8.5 million, or 84%, in the three months ended July 31, 2019 compared to the same period of the prior year. As a result of our continued investment in headcount, personnel and related costs increased $6.5 million. Stock-based compensation expense, included within personnel and related costs, increased $0.9 million year over year.  Legal and professional advisory expenses also increased $1.4 million in the three months ended July 31, 2019 compared to the same period of the prior year due to acquisition-related expenses as well as international expansion.

Other Income, Net

	Three Months Ended July 31,		Change
	2019	2018	$	%
	(in thousands)
Other income, net	$931	$596	$335	56%

Other income increased $0.3 million, or 56%, in the three months ended July 31, 2019 compared to the same period of the prior year. This increase was primarily due to a $1.5 million increase in interest income on money market funds which was partially offset by a negative impact of foreign currency fluctuations of $1.1 million.

Provision for Income Taxes

	Three Months Ended July 31,		Change
	2019	2018	$	%
	(in thousands)
Provision for income taxes	$398	$759	$(361)	-48%

The provision for income taxes decreased $0.4 million in the three months ended July 31, 2019 compared to the same period in the prior year. Our effective tax rate was (1)% and (4)% of our net loss before taxes for the three months ended July 31, 2019 and 2018, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions.

Liquidity and Capital Resources

Through July 31, 2019, we have financed our operations principally through sales of our equity securities, as well as payments received from customers.

As of July 31, 2019, we had cash and cash equivalents and restricted cash of $315.2 million and $2.3 million, respectively, and working capital of $214.9 million. Our restricted cash constitutes primarily of cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $358.8 million as of July 31, 2019. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(1,694)	$5,126
Net cash used in investing activities	$(1,585)	$(2,322)
Net cash provided by financing activities	$20,083	$129

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the three months ended July 31, 2019 was $1.7 million, which resulted from a net loss of $41.8 million adjusted for non-cash charges of $22.1 million and net cash inflow of $17.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.8 million for stock-based compensation expense, $6.7 million for amortization of deferred contract acquisition costs, $1.3 million of depreciation and intangible asset amortization expense and $1.3 million in non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was the result of a decrease of $23.5 million in accounts receivable due to the timing of collections and a $3.6 million decrease in prepaid expenses and other assets. These inflows were partially offset by an increase in deferred contract acquisition costs of $5.5 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions as well as a net decrease of $3.7 million in accounts payable, accrued expenses, accrued compensation and benefits and operating lease liabilities.

Net cash provided by operating activities during the three months ended July 31, 2018 was $5.1 million, which resulted from a net loss of $18.6 million adjusted for non-cash charges of $12.1 million and net cash inflow of $11.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $5.7 million for stock-based compensation expense, $4.0 million for amortization of deferred contract acquisition costs, $1.5 million of depreciation and intangible asset amortization expense and an increase in deferred income taxes of $0.9 million. The net cash inflow from changes in operating assets and liabilities was the result of a $9.1 million decrease in accounts receivable due to the timing of collections, a net increase of $2.9 million in accounts payable, accrued expenses and accrued compensation and benefits due to growth in our business and higher headcount, a decrease of $1.7 million in prepaid expenses and other assets and an increase of $2.4 million in deferred revenue. These inflows were partially offset by an increase in deferred contract acquisition costs of $4.5 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended July 31, 2019 was $1.6 million due to capital expenditures during the period.

Net cash used in investing activities during the three months ended July 31, 2018 was $2.3 million, which resulted from $2.0 million cash used for the acquisition of Lambda Lab Corp. and $0.3 million due to capital expenditures during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $20.1 million during the three months ended July 31, 2019 was due to proceeds from option exercises during the period.

Net cash provided by financing activities of $0.1 million during the three months ended July 31, 2018 was due to $0.6 million of proceeds from the exercise of stock options, which was partially offset by a repurchase of unvested early exercised options of $0.5 million.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and hosting infrastructure commitments. The following table summarizes our contractual obligations as of April 30, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease commitments(1)(2)	$33,894	$6,455	$10,600	$9,819	$7,020
Hosting infrastructure commitments(3)	44,295	7,962	36,333	-	-
Other commitments(4)	90	90	-	-	-
Total contractual obligations	$78,279	$14,507	$46,933	$9,819	$7,020

(1)

Consists of future non-cancelable minimum rental payments under operating leases for our offices, excluding rent payments from our sub-tenants and variable operating expenses. Non-cancelable rent payments from our sub-tenants as of April 30, 2019 for the next five years are expected to be an aggregate of $0.1 million.

(2)

In June 2019, we exercised our right of first refusal to lease an additional 10,000 square feet at the Mountain View, California hub. Total estimated payments of $6.9 million through November 2025 are not included in the table.

(3)

In December 2018, we entered into non-cancelable capacity commitments with a hosting infrastructure vendor for total minimum commitments of $17.0 million for calendar year 2019, $20.0 million for calendar year 2020 and $23.0 million for calendar year 2021.  Actual payments under these capacity commitments may be higher than the total minimum commitment depending on services.

(4)	Consists of a note payable related to financing of our infrastructure.

In addition to the contractual obligations set forth above, as of April 30, 2019, we had $2.3 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2023.

The table above does not reflect obligations pursuant to cash-settled restricted stock units issued to certain employees. Refer to Note 11 to our consolidated financial statements in our Annual Report on Form 10-K.

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

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $317.4 million as of July 31, 2019. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.

Foreign Currency Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For the three months ended July 31, 2019, we recorded a loss of $0.5 million on foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

As of July 31, 2019, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, and restricted cash balances.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in the three months ended July 31, 2019, because our sales and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment.

Risks Related to the Business

Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 8,800 as of July 31, 2019. The growth and expansion of our business and offerings places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.

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

We have incurred losses in each year since our incorporation. We incurred a net loss of $41.8 in the three months ended July 31, 2019 and $102.3 million, $52.7 million and $52.0 million in the years ended April 30, 2019, 2018 and 2017, respectively.  As a result, we had an accumulated deficit of $358.8 million as of July 31, 2019. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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
•

For our metrics, uptime, APM, business analytics, and maps solutions: software vendors with specific solutions to analyze metrics, typically with Internet of Things, or IoT, data, APM data, and business analytics data.

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

We were founded in 2012. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business and results of operations will be adversely affected, and the market price of our ordinary shares could decline.

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

•	network outages or performance degradation of Elastic Cloud;
•	actual or perceived breaches of, or failures relating to, security, privacy, or data protection;
•	general economic, industry and market conditions;
•	increases or decreases in the number of elements of our subscriptions or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	the budgeting cycles and purchasing practices of customers;
•	decisions by potential customers to purchase alternative solutions;
•	decisions by potential customers to develop in-house solutions as alternatives to our products;
•	insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our offerings;
•	our ability to collect timely on invoices or receivables;
•	delays in our ability to fulfill our customers’ orders;
•	the cost and potential outcomes of future litigation or other disputes;

•	future accounting pronouncements or changes in our accounting policies;
•	our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•	fluctuations in stock-based compensation expense;
•	fluctuations in foreign currency exchange rates;
•

the timing and success of new offerings introduced by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or partners;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•	other risk factors described in this Quarterly Report on Form 10-Q.

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

We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly if we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions, and our business model, and Endgame’s existing sales force is small and our existing sales force will have no experience selling Endgame’s endpoint security products. If we are unable to hire and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

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

Subscription revenue accounts for the substantial majority of our revenue, comprising 92%, 91% and 93% of total revenue in the three months ended July 31, 2019 and the years ended April 30, 2019 and 2018, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.

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

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of July 31, 2019, we had eight issued U.S. patents, 34 pending U.S. patent applications, and eight pending non-U.S. filings, including seven patent cooperation treaty patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. For example, on September 4, 2019, we filed suit against floragunn GmbH in the United States District Court for the Northern District of California for copyright infringement and contributory copyright infringement. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation.

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

Internationally, most jurisdictions in which we operate have established their own data security, privacy and data protection legal frameworks with which we or our customers must comply. Within the European Union, the European General Data Protection Regulation, or GDPR, became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of certain personal data. As compared to previously-effective data protection law in the European Union, the GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenue and our business overall. Additionally, because the GDPR lacks a substantial enforcement history, we are unable to predict how GDPR’s standards may be applied to us. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission. Despite this, we may be unsuccessful in maintaining conforming means of transferring such data from the EEA, in particular as a result of continued legal and legislative activity within the European Economic Area that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data.

Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of shifting business sentiment in the EEA regarding international data transfers and the data protection obligations imposed on them. We may find it necessary to establish systems to maintain personal data originating from the EEA in the EEA, or may need to take other, additional steps to provide for local data processing, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions taken by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This creates an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. For example, a Data Protection Act that substantially implements the GDPR became law in the United Kingdom in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. The full effect of Brexit is uncertain and depends on, among other factors, any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business may be seriously harmed.

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

Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that these laws and regulations may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our data management practices or the features of our products, and we could face fines, lawsuits, regulatory investigations and other claims and penalties, and we could be required to fundamentally change our products or our business practices, any of which could have an adverse effect on our business. Any inability to adequately address privacy, data protection and data security concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy, data protection or information security laws, regulations and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and countries outside of the United States. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.

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

As of July 31, 2019, we had customers located in over 120 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of July 31, 2019, we had employees located in over 35 countries. Our current international operations involve and future initiatives will involve a variety of risks, including:

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

Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In the United States, legislation enacted in December 2017 commonly referred to as the Tax Cuts and Jobs Act introduced a number of changes to U.S. federal income tax laws, the impact of which is uncertain. In addition, the authorities in the jurisdictions in which we operate could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, and interest and penalties. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.

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

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned 49.8% of our ordinary shares outstanding as of August 21, 2019. As a result, these shareholders, acting together, will have control over most matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of associations and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.

In addition, four of our non-executive directors are affiliated with a holder of greater than 5% of our ordinary shares.

The issuance of additional shares in connection with financings, acquisitions, investments, our share incentive plans or otherwise will dilute all other shareholders.

Our articles of association authorize us to issue up to 165 million ordinary shares and up to 165 million preference shares with such rights and preferences as included in our articles of association. On September 28, 2018, our extraordinary general meeting of shareholders (the “2018 Extraordinary Meeting”) empowered our board of directors to issue ordinary shares and preference shares up to our authorized share capital for a period of five years from October 10, 2018. Subject to compliance with applicable rules and regulations, we may issue ordinary shares or securities convertible into ordinary shares from time to time in connection with a financing, acquisition, investment, our share incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing shareholders unless pre-emptive rights exist and cause the market price of our ordinary shares to decline.

Certain holders of our ordinary shares may not be able to exercise pre-emptive rights and as a result may experience substantial dilution upon future issuances of ordinary shares.

Holders of our ordinary shares in principle have a pro rata pre-emptive right with respect to any issue of ordinary shares or the granting of rights to subscribe for ordinary shares, unless Dutch law or our articles of association state otherwise or unless explicitly provided otherwise in a resolution by our general meeting of shareholders (the “General Meeting”), or—if authorized by the annual General Meeting or an extraordinary General Meeting—by a resolution of our board of directors. Our 2018 Extraordinary Meeting has empowered our board of directors, to limit or exclude pre-emptive rights on ordinary shares for a period of five years from October 10, 2018, which could cause existing shareholders to experience substantial dilution of their interest in us.

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

In addition, holders of an aggregate of approximately 31,348,514 ordinary shares, based on shares outstanding as of July 31, 2019, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also registered the offer and sale of all ordinary shares that we may issue under our equity compensation plan.

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

•

a provision that the members of our board of directors may only be removed by a General Meeting by a two-thirds majority of votes cast representing at least 50% of our issued share capital if such removal is not proposed by our board of directors;

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

As a Dutch company we are subject to the Dutch Corporate Governance Code, or DCGC. The DCGC contains both principles and suggested governance provisions for management boards, supervisory boards, shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the suggested governance provisions of the DCGC. If they do not comply with those provisions (e.g., because of a conflicting requirement), the company is required to give the reasons for such noncompliance. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including the New York Stock Exchange, or NYSE. The principles and suggested governance provisions apply to our board of directors (in relation to role and composition, conflicts of interest and independency requirements, board committees and remuneration), shareholders and the General Meeting (for example, regarding anti-takeover protection and our obligations to provide information to our shareholders) and financial reporting (such as external auditor and internal audit requirements). We comply with all applicable provisions of the DCGC except where such provisions conflict with U.S. exchange listing requirements or with market practices in the United States or the Netherlands. This may affect your rights as a shareholder and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the suggested governance provisions of the DCGC.

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

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this Quarterly Report on Form 10-Q, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.

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

A non-U.S. corporation will generally be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. For purposes of the PFIC asset test, the value of our assets will generally be determined by reference to our market capitalization. However, if we are considered to be a “controlled foreign corporation,” or CFC, that is not “publicly traded” for purposes of the PFIC rules during a tested period, the value of our assets will generally be determined by reference to our adjusted bases in our assets during such tested period. Due in part to changes in the CFC attribution rules as part of the Tax Cuts and Jobs Act, we may have been a CFC prior to our IPO. However, based on our past and current projections of our income and assets, we do not expect to be a PFIC for the current taxable year or for the foreseeable future.  Nevertheless, a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year). Since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot assure you that we will not be or become a PFIC in the current taxable year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder (as defined in “Material U.S. Federal Income Tax Considerations”) holds our ordinary shares, the U.S. holder may be subject to adverse tax consequences. Each U.S. holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.

If a U.S. holder is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse U.S. federal income tax consequences.

If a U.S. holder is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our ordinary shares, such holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Under changes implemented by the Tax Cuts and Jobs Act, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to any such controlled foreign corporation or furnish to any investor who may be a United States shareholder information that may be necessary to comply with the aforementioned reporting and tax paying obligations. Failure to comply with these reporting obligations may subject a U.S. holder who is a United States shareholder to significant monetary penalties and may prevent from starting the statute of limitations with respect to such holder’s U.S. federal income tax return for the year for which reporting was due. A U.S. holder should consult its advisors regarding the potential application of these rules to an investment in our ordinary shares.

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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6 EXHIBITS.

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit
2.1#	Agreement and Plan of Reorganization, dated as of June 5, 2019, by and among Elastic N.V, Avengers Acquisition Corp., Endgame, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders of Endgame.	8-K	001-38675	2.1
10.1	Form of Elastic Support Agreement	8-K	001-38675	10.1
10.2	Form of Endgame Support Agreement	8-K	001-38675	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________

#

Annexes, schedules, and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Elastic agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

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

Elastic N.V.

Date: September 10, 2019	By:	/s/ Shay Banon
Shay Banon
Chief Executive Officer (Principal Executive Officer)

Date: September 10, 2019	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Accounting and Financial Officer)