Form 10-Q
period 2019-10-31
Elastic N.V.
filed 2019-12-09
CIK 1707753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

As of November 30, 2019, the registrant had 80,621,016 ordinary shares, €0.01 par value per share, outstanding.

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

•	our ability to continue to deliver and improve our offerings and successfully develop new offerings, including security-related product offerings;
•	customer acceptance and purchase of our existing offerings and new offerings;
•	our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches;
•	our ability to maintain and expand our user and customer base;
•	the market for our products not continuing to develop;
•	competition from other products;
•	the impact of foreign currency exchange rate and interest rate fluctuations on our results;
•	the pace of change and innovation in the markets in which we participate and the competitive nature of those markets;
•	our business strategy and our plan to build our business;
•	our ability to effectively manage our growth;
•	our international expansion strategy;
•	our operating results and cash flows;
•	our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies, including the successful integration of Endgame, Inc. (“Endgame”);
•	the potential impact on our operating margin from the acquisition of Endgame;
•	the impact of acquisitions, including the acquisition of Endgame, on our future product offerings;
•	our beliefs and objectives for future operations;
•	our relationships with third parties, including partners;
•	our ability to protect our intellectual property rights;
•	our ability to develop our brands;
•	the impact of expensing stock options and other equity awards;
•	the sufficiency of our capital resources;
•	our ability to successfully defend litigation brought against us;
•	our ability to successfully expand in our existing markets and into new markets;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our ability to attract and retain qualified employees and key personnel; and
•	the future trading prices of our ordinary shares.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Elastic N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	October 31, 2019	April 30, 2019
Assets
Current assets:
Cash and cash equivalents	$305,246	$298,000
Restricted cash	2,302	2,280
Accounts receivable, net of allowance for doubtful accounts of $1,495 and $1,411 as of October 31, 2019 and April 30, 2019, respectively	78,920	81,274
Deferred contract acquisition costs	14,778	17,215
Prepaid expenses and other current assets	31,859	30,872
Total current assets	433,105	429,641
Property and equipment, net	8,002	5,448
Goodwill	198,797	19,846
Operating lease right-of-use assets	40,177	-
Intangible assets, net	58,463	6,723
Deferred contract acquisition costs, non-current	14,456	8,935
Deferred tax assets	2,255	1,748
Other assets	11,534	13,397
Total assets	$766,789	$485,738

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,064	$4,450
Accrued expenses and other liabilities	21,818	18,740
Accrued compensation and benefits	44,978	22,147
Operating lease liabilities	7,733	-
Deferred revenue	180,156	158,243
Total current liabilities	264,749	203,580
Deferred revenue, non-current	21,175	12,423
Operating lease liabilities, non-current	34,137	-
Other liabilities, non-current	13,572	6,723
Total liabilities	333,633	222,726
Commitments and contingencies (Note 7)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2019 and April 30, 2019	-	-
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 80,412,842 and 73,675,083 shares issued and outstanding as of October 31, 2019 and April 30, 2019, respectively	829	754
Treasury stock	(369)	(369)
Additional paid-in capital	843,997	581,135
Accumulated other comprehensive loss	(2,482)	(1,431)
Accumulated deficit	(408,819)	(317,077)
Total shareholders’ equity	433,156	263,012
Total liabilities and shareholders’ equity	$766,789	$485,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Revenue
License - self-managed	$12,272	$10,204	$22,179	$17,444
Subscription - self-managed and SaaS	79,407	48,232	151,890	92,601
Total subscription revenue	91,679	58,436	174,069	110,045
Professional services	9,427	5,139	16,747	10,174
Total revenue	101,106	63,575	190,816	120,219
Cost of revenue
Cost of license - self-managed	158	97	255	194
Cost of subscription - self-managed and SaaS	19,741	12,870	37,636	23,071
Total cost of revenue - subscription	19,899	12,967	37,891	23,265
Cost of professional services	8,862	5,620	17,121	10,879
Total cost of revenue	28,761	18,587	55,012	34,144
Gross profit	72,345	44,988	135,804	86,075
Operating expenses
Research and development	38,478	25,332	73,660	44,313
Sales and marketing	54,020	34,634	106,031	65,056
General and administrative	31,808	12,092	50,376	22,191
Total operating expenses	124,306	72,058	230,067	131,560
Operating loss	(51,961)	(27,070)	(94,263)	(45,485)
Other income, net	1,684	264	2,615	860
Loss before income taxes	(50,277)	(26,806)	(91,648)	(44,625)
Provision for (benefit from) income taxes	(304)	733	94	1,492
Net loss	$(49,973)	$(27,539)	$(91,742)	$(46,117)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.64)	$(0.63)	$(1.20)	$(1.20)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	77,772,406	43,978,770	76,202,865	38,471,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net loss	$(49,973)	$(27,539)	$(91,742)	$(46,117)
Other comprehensive loss:
Foreign currency translation adjustments	(1,433)	(96)	(1,051)	(834)
Other comprehensive loss	(1,433)	(96)	(1,051)	(834)
Total comprehensive loss	$(51,406)	$(27,635)	$(92,793)	$(46,951)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Redeemable Convertible Preference Shares

and Shareholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible					Additional	Other		Total
	Preference Shares		Ordinary Shares		Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Loss	Deficit	Equity
Balances at July 31, 2019	-	$-	76,259,361	$782	$(369)	$614,532	$(1,049)	$(358,846)	$255,050
Issuance of ordinary shares upon exercise of stock options	-	-	1,936,335	23	-	19,433	-	-	19,456
Issuance of ordinary shares upon release of restricted stock units	-	-	3,037	1	-	-	-	-	1
Ordinary shares issued in connection with the acquisition of Endgame	-	-	1,983,663	21	-	167,316	-	-	167,337
Ordinary shares issued in connection with the acquisition of Endgame held in escrow	-	-	235,031	2	-	19,824	-	-	19,826
Assumption of stock option plan as consideration for acquisition of Endgame	-	-	-	-	-	9,309	-	-	9,309
Repurchase of unvested RSAs	-	-	(4,585)	-	-	-	-		-
Stock-based compensation	-	-	-	-	-	13,583	-	-	13,583
Net loss	-	-	-	-	-	-	-	(49,973)	(49,973)
Foreign currency translation	-	-	-	-	-	-	(1,433)	-	(1,433)
Balances at October 31, 2019	-	$-	80,412,842	$829	$(369)	$843,997	$(2,482)	$(408,819)	$433,156

							Accumulated
	Redeemable Convertible					Additional	Other		Total
	Preference Shares		Ordinary Shares		Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Loss	Deficit	(Deficit) Equity
Balances at July 31, 2018	28,939,466	$200,921	33,553,263	$33	$(369)	$69,068	$(1,699)	$(233,352)	$(166,319)
Change in par value upon conversion from B.V. to N.V.	-	-	-	303	-	(303)	-	-	-
Conversion of redeemable convertible preference shares to ordinary shares upon initial public offering	(28,939,466)	(200,921)	28,939,466	$289	$-	$200,632	$-	$-	200,921
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and issuance costs	-	-	8,050,000	93	-	263,749	-	-	263,842
Issuance of ordinary shares upon exercise of stock options	-	-	406,258	4	-	2,130	-	-	2,134
Vesting of early exercised stock options	-	-	-	-	-	1,019	-	-	1,019
Stock-based compensation	-	-	-	-	-	9,924	-	-	9,924
Net loss	-	-	-	-	-	-	-	(27,539)	(27,539)
Foreign currency translation	-	-	-	-	-	-	(96)	-	(96)
Balances at October 31, 2018	-	$-	70,948,987	$722	$(369)	$546,219	$(1,795)	$(260,891)	$283,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Redeemable Convertible Preference Shares

and Shareholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible					Additional	Other		Total
	Preference Shares		Ordinary Shares		Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Loss	Deficit	Equity
Balances at April 30, 2019	-	$-	73,675,083	$754	$(369)	$581,135	$(1,431)	$(317,077)	$263,012
Issuance of ordinary shares upon exercise of stock options	-	-	4,470,226	51	-	39,517	-	-	39,568
Issuance of ordinary shares upon release of restricted stock units	-	-	53,424	1	-	-	-	-	1
Ordinary shares issued in connection with the acquisition of Endgame	-	-	1,983,663	21	-	167,316	-		167,337
Ordinary shares issued in connection with the acquisition of Endgame held in escrow	-	-	235,031	2	-	19,824	-		19,826
Assumption of stock option plan as consideration for acquisition of Endgame	-	-	-	-	-	9,309	-		9,309
Repurchase of unvested RSAs	-	-	(4,585)	-	-	-	-		-
Vesting of ordinary shares subject to repurchase	-	-	-	-	-	1,612	-	-	1,612
Stock-based compensation	-	-	-	-	-	25,284	-	-	25,284
Net loss	-	-	-	-	-	-	-	(91,742)	(91,742)
Foreign currency translation	-	-	-	-	-	-	(1,051)	-	(1,051)
Balances at October 31, 2019	-	$-	80,412,842	$829	$(369)	$843,997	$(2,482)	$(408,819)	$433,156

							Accumulated
	Redeemable Convertible					Additional	Other		Total
	Preference Shares		Ordinary Shares		Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Loss	Deficit	(Deficit) Equity
Balances at April 30, 2018	28,939,466	$200,921	33,232,955	$33	$(369)	$62,542	$(961)	$(214,774)	$(153,529)
Change in par value upon conversion from B.V. to N.V.	-	-	-	303	-	(303)	-	-	-
Conversion of redeemable convertible preference shares to ordinary shares upon initial public offering	(28,939,466)	(200,921)	28,939,466	$289	$-	$200,632	$-	$-	200,921
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and issuance costs	-	-	8,050,000	93	-	263,749	-	-	263,842
Issuance of ordinary shares upon exercise of stock options	-	-	635,722	4	-	2,779	-	-	2,783
Vesting of early exercised stock options	-	-	-	-	-	1,019	-	-	1,019
Vesting of ordinary shares subject to repurchase	-	-	-	-	-	449	-	-	449
Repurchase of early exercised stock options			(43,630)	-	-	-	-	-	-
Ordinary shares issued in connection with the acquisition of Lambda Lab	-	-	134,474	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	15,352	-	-	15,352
Net loss	-	-	-	-	-	-	-	(46,117)	(46,117)
Foreign currency translation	-	-	-	-	-	-	(834)	-	(834)
Balances at October 31, 2018	-	$-	70,948,987	$722	$(369)	$546,219	$(1,795)	$(260,891)	$283,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended October 31,
	2019	2018
Cash flows from operating activities
Net loss	$(91,742)	$(46,117)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	3,338	3,008
Amortization of deferred contract acquisition costs	13,921	8,848
Non-cash operating lease cost	3,014	-
Stock-based compensation expense	27,187	16,904
Non-cash acquisition expense settled with shares	8,834	-
Deferred income taxes	(671)	910
Other	323	15
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	4,850	(2,624)
Deferred contract acquisition costs	(17,025)	(14,136)
Prepaid expenses and other current assets	(819)	(4,857)
Other assets	1,906	733
Accounts payable	4,204	4,867
Accrued expenses and other liabilities	3,372	7,655
Accrued compensation and benefits	16,214	1,666
Operating lease liabilities	(2,788)	-
Deferred revenue	24,478	27,678
Net cash (used in) provided by operating activities	(1,404)	4,550
Cash flows from investing activities
Purchases of property and equipment	(3,230)	(1,172)
Business acquisitions, net of cash acquired	(24,373)	(1,986)
Net cash used in investing activities	(27,603)	(3,158)
Cash flows from financing activities
Net proceeds from issuance of ordinary shares in initial public offering	-	269,514
Proceeds from issuance of ordinary shares upon exercise of stock options	39,568	2,782
Payment of withholding taxes related to acquisition expense settled in shares	(2,834)	-
Repurchase of early exercised stock options	-	(500)
Repayment of notes payable	(60)	(20)
Payment of deferred offering costs	-	(2,302)
Net cash provided by financing activities	36,674	269,474
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(399)	(1,628)
Net increase in cash, cash equivalents, and restricted cash	7,268	269,238
Cash, cash equivalents, and restricted cash, beginning of period	300,280	51,609
Cash, cash equivalents, and restricted cash, end of period	$307,548	$320,847
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,132	$759
Cash paid for operating lease liabilities	$3,083	$-
Cash paid for interest	$2	$2
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accounts payable and accrued liabilities	$444	$18
Operating lease right-of-use assets for new lease obligations	$11,296	$-
Operating lease right-of-use assets cancelled lease obligations	$590	$-
Vesting of early exercised stock options	$-	$1,019
Vesting of shares subject to repurchase	$1,612	$449
Deferred offering costs accrued, unpaid	$-	$3,371
Issuance of ordinary shares for business combination	$178,329	$-
Assumption of stock option plan as consideration for business combination	$9,309	$-

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of October 31, 2019, the interim condensed consolidated statements of operations and of comprehensive loss, interim condensed statements of redeemable convertible preference shares and shareholders’ equity (deficit) for the three and six months ended October 31, 2019 and 2018 and the interim condensed consolidated statements of cash flows for the six months ended October 31, 2019 and 2018, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of October 31, 2019 and the results of the Company’s operations, its statements of redeemable convertible preference shares and shareholders’ equity (deficit) for the three and six months ended October 31, 2019 and 2018 and its statements of cash flows for the six months ended October 31, 2019 and 2018. The financial data and other financial information disclosure in the notes to these interim condensed consolidated financial statements related to the three and six month periods are also unaudited.  The results for the six months ended October 31, 2019 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2020, or any future period.

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

On the last business day of the Company’s second quarter in fiscal 2020, the aggregate market value of the Company’s ordinary shares held by its non-affiliate shareholders exceeded $700 million. As a result, as of April 30, 2020, the Company will be considered a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934, and the Company will cease to be an emerging growth company as defined in the JOBS Act. The Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

Significant Accounting Policies

          Other than as described below, there have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K that have had a material impact on its consolidated financial statements and related notes.

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

Effective May 1, 2019, the Company updated its sales commissions plan by incorporating different commission rates for initial subscription contract sales and subsequent subscription renewals.  Subsequent to this change, sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates in proportion to their respective contract values. Effective May 1, 2019, commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Deferred contract acquisition costs are expensed commensurate with the pattern of revenue recognition as performance obligations are satisfied. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.

The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs.

Further disclosures with respect to the Company’s deferred contract acquisition costs are also included in Note 6, Balance Sheet Components.

Customer Deposits

Certain of the Company’s contracts, acquired via the Endgame, Inc. (“Endgame”) acquisition, allow for termination at the customer’s convenience, or the Company may receive prepayments on master sales agreements. In these cases, the Company does not consider a contract to exist past the term in which enforceable rights and obligations exist.  Amounts received related to these agreements are classified outside of deferred revenue in the consolidated balance sheet, and these amounts do not represent contract balances. As of October 31, 2019, the Company had $2.7 million of customer deposits included in accrued expenses and other liabilities, and $9.1 million of non-refundable customer deposits included in other liabilities, non-current on the consolidated balance sheet.

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

3. Revenue and Performance Obligations

Disaggregation of Revenue

The following table presents revenue by category (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2019		2018		2019		2018
		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Self-managed subscription	$71,030	71%	$48,406	76%	$135,842	71%	$89,718	75%
License	12,272	12%	10,204	16%	22,179	11%	17,444	15%
Subscription	58,758	59%	38,202	60%	113,663	60%	72,274	60%
SaaS	20,649	20%	10,030	16%	38,227	20%	20,327	17%
Total subscription revenue	91,679	91%	58,436	92%	174,069	91%	110,045	92%
Professional services	9,427	9%	5,139	8%	16,747	9%	10,174	8%
Total revenue	$101,106	100%	$63,575	100%	$190,816	100%	$120,219	100%

Remaining Performance Obligations

As of October 31, 2019, the Company had $410.0 million of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of October 31, 2019, the Company expects to recognize approximately 87% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

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

The following table summarizes assets that are measured at fair value on a recurring basis as of October 31, 2019 and April 30, 2019 (in thousands):

October 31, 2019	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$225,814	$-	$-	$225,814

April 30, 2019	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$261,864	$-	$-	$261,864

Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase.  The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.

5. Acquisitions

Six Months Ended October 31, 2019

Endgame, Inc.

On October 8, 2019, the Company acquired all outstanding shares of Endgame, a security company offering endpoint protection technology, for a total acquisition price of $234.0 million. Elastic paid the purchase price through (i) the issuance of 2,218,694 ordinary shares in respect of Endgame’s outstanding capital stock, warrants, convertible notes, and certain retention awards, (ii) the cash repayment of Endgame’s outstanding indebtedness of $20.4 million, (iii) the assumption of Endgame’s outstanding stock options, (iv) a $0.4 million cash deposit to an expense fund for the fees and expenses of the representative and agent of Endgame securityholders, (v) the cash payment of Endgame’s transaction expenses of $5.9 million, and (vi) the cash payment of withholding taxes related to acquisition expense settled in shares of $2.8 million.  Approximately 11% of the ordinary shares issued, or 235,031 shares, is being held in an indemnity escrow fund for 18 months after the acquisition close date.  For purposes of determining the total acquisition price of $234.0 million, the Company used the ordinary share price of $89.3836 which was determined on the basis of the volume weighted average price per share rounded to four decimal places for the twenty (20) consecutive trading days ending with the complete trading day ending five (5) trading days prior to the date upon which the acquisition was consummated.

The fair value of the shares transferred as consideration was $84.12 per share and was determined on the basis of the closing stock price of the Company’s ordinary shares on the date of acquisition. The fair value of the assumed stock options was determined by using a Black-Scholes option pricing model with the applicable assumptions as of the acquisition date.

The stock options assumed on the acquisition date will continue to vest as the Endgame employees provide services in the post-acquisition period. The fair value of these awards will be recorded as share-based compensation expense over the respective vesting period of each stock option.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their respective fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q. The Company continues to collect information with regards to its estimates and assumptions, including potential liabilities, contingencies, and the allocation of the purchase price. The Company will record adjustments to the fair value of the net assets acquired, liabilities assumed and goodwill within the measurement period, if necessary.

The following table summarizes the components of the U.S. GAAP purchase price and the preliminary allocation of the purchase price at fair value (in thousands):

Cash paid	$26,633
Ordinary shares	178,331
Assumption of stock option plan	9,309
Total consideration	$214,273

The above U.S. GAAP purchase price consideration does not include ordinary shares of Elastic issued as part of acceleration of equity awards and participation in the retention bonus pool.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$2,220
Restricted cash	40
Accounts receivable	2,661
Prepaid and other current assets	549
Operating lease right-of-use assets	4,363
Property and equipment	503
Intangible assets	53,800
Other assets	58
Goodwill	179,213
Accounts payable	(1,112)
Accrued expenses and other current liabilities	(3,035)
Accrued compensation and benefits	(5,042)
Operating lease liabilities, current	(981)
Deferred revenue, current	(3,532)
Deferred revenue, non-current	(2,661)
Operating lease liabilities, non-current	(3,551)
Other liabilities, non-current	(9,220)
Total purchase consideration	$214,273

Identifiable intangible assets include (in thousands):

	Total	Estimated life (in years)
Developed technology	$31,200	5
Customer relationships	20,500	4
Trade name	2,100	4
Intangible assets	$53,800

Developed technology consists of software products and security platform developed by Endgame. Customer relationships consists of contracts with platform users that purchase Endgame’s products and services that carry distinct value. Trade names represent the Company’s right to the Endgame trade names and associated design, as it exists as of the acquisition closing date.

The fair value assigned to developed technology was determined primarily using the multi-period excess earnings model, which estimates the revenue and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets otherwise recognized. The fair value of the Company’s customer relationships was determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The fair value assigned to trade name was determined using the relief from royalty method, where the owner of the asset realizes a benefit from owning the intangible asset rather than paying a rental or royalty rate for use of the asset. The acquired intangible assets are being amortized on a straight-line basis over their respective useful lives, which approximates the pattern in which these assets are utilized.

Recognized goodwill of $179.2 million is not deductible for tax purposes and is primarily attributed to planned growth in new markets, synergies arising from the acquisition and the value of the acquired workforce.

Net tangible assets and liabilities assumed were valued at their respective carrying amounts as of the acquisition date, as the Company believes that these amounts approximate their current fair values.

Endgame has been included in the Company’s consolidated results of operations since the acquisition date. Endgame’s results were immaterial to the Company’s consolidated results for the three months ended October 31, 2019.

The following unaudited pro forma condensed consolidated financial information gives effect to the acquisition of Endgame as if it were consummated on May 1, 2018 (the beginning of the comparable prior reporting period), including pro forma adjustments related to the valuation and allocation of the purchase price, primarily amortization of acquired intangible assets and deferred revenue fair value adjustments; share-based compensation expense; alignment of accounting policies; the impact of applying ASC Topic 606, Revenue From Contracts With Customers, to Endgame’s historical financial statements; and direct transaction costs reflected in the historical financial statements. This data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on May 1, 2018. It should not be taken as representative of future results of operations of the combined company.

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Revenue	$105,450	$66,808	$200,854	$127,676
Net loss	$(46,309)	$(36,354)	$(94,663)	$(77,264)

Non-recurring acquisition costs incurred by the Company of $17.0 million, including a non-cash expense settled in the Company’s ordinary shares for $8.8 million and a related cash payment of withholding taxes of $2.8 million, were charged to general and administrative expenses in the condensed consolidated statement of operations for the six months ended October 31, 2019, and are reflected in the pro forma net loss presented above for the six months ended October 31, 2018. Non-recurring acquisition costs incurred by Endgame of $1.5 million are also reflected in the pro forma net loss presented above for the six months ended October 31, 2018.

Six Months Ended October 31, 2018

Lambda Lab Corp.

In July 2018, the Company acquired 100% of the share capital of Lambda Lab Corp. (“Lambda Lab”), a privately held company headquartered in the United States. Lambda Lab was a code search company whose product was built on top of Elasticsearch and focused on building semantic understanding of code, exposed through powerful search features. Purchase consideration for the acquisition was $2.0 million in cash. Excluded from the purchase consideration are 134,474 ordinary shares of $2.2 million issued to certain employees of Lambda Lab. These shares are subject to repurchase until the two year anniversary of the close of the acquisition and are contingent upon these employees’ continued employment with the Company. The repurchase option lapses as to fifty percent of the ordinary shares on each anniversary of the close of the acquisition. The Company will record stock-based compensation expense of $2.2 million over the two year vesting term. During both the six months ended October 31, 2018 and 2019, the Company recorded stock-based compensation expense of $0.5 million. As of October 31, 2019, a share repurchase liability, included in accrued expenses was $1.1 million. As of October 31, 2019, the deferred stock-based compensation expense included in prepaid expenses and other current assets was $0.4 million.

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

Acquisition costs of $0.2 million were charged to general and administrative expenses in the consolidated statement of operations for the six months ended October 31, 2018.

Lambda Lab has been included in the Company’s consolidated results of operations since the acquisition date.

Fair Value of Ordinary Shares Used for Purchase Consideration

The fair value of the ordinary shares issued as part of the consideration paid for the above acquisition was determined by the Company’s board of directors based on numerous subjective and objective factors, including, but not limited to, a contemporaneous valuation performed by an independent third-party valuation firm. Because the Company was not publicly traded at the time the acquisition was completed, the Company’s board of directors considered valuations of comparable companies, sales of redeemable convertible preference shares, sales of ordinary shares to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s ordinary shares, and general and industry-specific economic outlook, among other factors.

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of October 31, 2019	As of April 30, 2019
Prepaid hosting costs	$12,959	$12,006
Deposits	1,335	1,268
Prepaid software subscription costs	4,614	4,326
Deferred stock-based compensation expense	379	784
Prepaid value added taxes	6,363	4,239
Other	6,209	8,249
Total prepaid expenses and other current assets	$31,859	$30,872

Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of October 31, 2019	As of April 30, 2019
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$6,978	$6,176
Computer hardware and software	3	5,612	5,393
Furniture and fixtures	3-5	3,779	3,094
Assets under construction		3,365	1,243
Total property and equipment		19,734	15,906
Less: accumulated depreciation		(11,732)	(10,458)
Property and equipment, net		$8,002	$5,448

Depreciation expense related to property and equipment was $0.7 million for both the three months ended October 31, 2019 and 2018, and $1.3 million and $1.5 million for the six months ended October 31, 2019 and 2018, respectively.

Intangible Assets, Net

Intangible assets consisted of the following as of October 31, 2019 and April 30, 2019 (in thousands):

October 31, 2019	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$43,330	$7,297	$36,033	4.5
Trade names	3,072	923	2,149	3.9
Customer relationships	20,898	617	20,281	3.9
Total	$67,300	$8,837	$58,463

April 30, 2019	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,130	$5,646	$6,484	2.5
Trade names	972	863	109	2.2
Customer relationships	398	268	130	2.2
Total	$13,500	$6,777	$6,723

Amortization expense for the intangible assets for the three and six months ended October 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Cost of revenue—cost of license—self-managed	$158	$97	$255	$194
Cost of revenue—cost of subscription—self-managed and SaaS	861	637	1,397	1,213
Sales and marketing	379	40	408	77
Total amortization of acquired intangible assets	$1,398	$774	$2,060	$1,484

The expected future amortization expense related to the intangible assets as of October 31, 2019 was as follows (in thousands, by fiscal year):

Remainder of 2020	$7,270
2021	14,506
2022	13,286
2023	11,952
2024	8,715
Thereafter	2,734
Total	$58,463

Goodwill

The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2019	$19,846
Addition from acquisition	179,213
Foreign currency translation adjustment	(262)
Balance as of October 31, 2019	$198,797

There was no impairment of goodwill during the six months ended October 31, 2019 and 2018.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	As of October 31, 2019	As of April 30, 2019
Accrued expenses	$9,496	$8,124
Income taxes payable	162	149
Value added taxes payable	3,430	4,236
Share repurchase liability	1,117	1,612
Other	7,613	4,619
Total accrued expenses and other liabilities	$21,818	$18,740

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31, 2019	As of April 30, 2019
Accrued vacation	$14,898	$9,655
Accrued commissions	8,036	6,510
Accrued payroll taxes and withholding taxes	17,279	1,868
Post-combination compensation liability	-	655
Other	4,765	3,459
Total accrued compensation and benefits	$44,978	$22,147

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

The following table provides information about unbilled accounts receivable, deferred contract acquisition costs and deferred revenue from contracts with customers (in thousands):

	As of October 31, 2019	As of April 30, 2019
Unbilled accounts receivable, included in accounts receivable, net	$2,630	$1,710
Deferred contract acquisition costs	$29,234	$26,150
Deferred revenue	$201,331	$170,666

Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Six Months Ended October 31,
	2019	2018
Beginning balance	$1,710	$1,139
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(1,710)	(1,139)
Additions through acquisition	321	-
Revenue recognized during the period in excess of invoices issued	2,309	1,294
Ending balance	$2,630	$1,294

	Deferred Revenue
	Six Months Ended October 31,
	2019	2018
Beginning balance	$170,666	$102,561
Increases due to invoices issued, excluding amounts recognized as revenue during the period	135,665	94,830
Increase from acquisition, net of revenue recognized	6,147	-
Revenue recognized that was included in deferred revenue balance at beginning of period	(111,147)	(70,112)
Ending balance	$201,331	$127,279

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

During the six months ended October 31, 2018 and the fiscal year ending April 30, 2019, sales commissions for renewal of a contract were considered commensurate with the commissions paid for the acquisition of the initial contract given there was no substantive difference in commission rates in proportion to their respective contract values. During the six months ended October 31, 2019, the Company updated its sales commissions plan by incorporating different commission rates for initial subscription contract sales and subsequent subscription renewals.  Subsequent to this change, sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates in proportion to their respective contract values. Accordingly, commissions paid upon the initial acquisition of a contract are now amortized over an estimated period of benefit of five years while commissions paid related to renewal contracts are now amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Deferred contract acquisition costs are expensed commensurate with the pattern of revenue recognition as performance obligations are satisfied. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.

The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the six months ended October 31, 2019.

The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Six Months Ended October 31,
	2019	2018
Beginning balance	$26,150	$18,079
Capitalization of contract acquisition costs	17,005	13,637
Amortization of deferred contract acquisition costs	(13,921)	(8,848)
Ending balance	$29,234	$22,868

7. Commitments and Contingencies

Hosting Infrastructure Commitments

In December 2017, the Company entered into non-cancelable capacity commitments with a hosting infrastructure vendor for a total minimum commitment of $12.5 million in each of the subsequent three years. In December 2018, the agreement was amended to establish total minimum commitments of $17.0 million for calendar year 2019, $20.0 million for calendar year 2020 and $23.0 million for calendar year 2021.  As of October 31, 2019, the Company had paid all of the $17.0 million toward the calendar year 2019 commitment.

Hosting infrastructure commitments as of October 31, 2019 were as follows (in thousands):

Years Ending April 30,
2020 (remaining six months)	$6,667
2021	21,000
2022	15,333
Total	$43,000

Letters of Credit

The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of October 31, 2019.

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

Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of October 31, 2019; therefore, the Company has not recorded an accrual for such contingencies.

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

8. Leases

The Company’s leases are comprised of corporate office spaces and various equipment under non-cancelable operating lease agreements that expire at various dates through 2025. As of October 31, 2019, the Company had no finance leases.

Lease Costs

Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended October 31, 2019	Six Months Ended October 31, 2019
Operating lease cost	$2,184	$3,963
Short-term lease cost	859	1,531
Variable lease cost	189	308
Total lease cost	$3,232	$5,802

Lease term and discount rate information are summarized as follows:

As of October 31, 2019
Weighted average remaining lease term (years)	5.38
Weighted average discount rate	4.97%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of October 31, 2019 were as follows (in thousands):

Years Ending April 30,
2020 (remaining six months)	$4,422
2021	9,139
2022	8,636
2023	8,765
2024	8,037
Thereafter	10,098
Total minimum lease payments	49,097
Less imputed interest	(7,227)
Present value of future minimum lease payments	41,870
Less current lease liabilities	(7,733)
Operating lease liabilities, non-current	$34,137

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

Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through October 31, 2019.

Ordinary Shares Reserved for Issuance

The Company had reserved shares of ordinary shares for issuance as follows:

	As of October 31, 2019	As of April 30, 2019
Stock options issued and outstanding	18,369,959	22,866,438
RSUs issued and outstanding	1,101,978	740,467
Remaining shares available for future issuance under the 2012 Plan	13,193,113	9,649,123
Total ordinary shares reserved	32,665,050	33,256,028

Convertible Preference Shares

The Company's board of directors has the authority, without further action by the Company's shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors.  As of October 31, 2019, there were no convertible preference shares issued or outstanding.

10. Equity Incentive Plans

In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 (as amended and restated, the “2012 Plan”).  Under the 2012 Plan, the board of directors may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Company’s board of directors or compensation committee determines the vesting schedule for all equity-based awards. Stock options granted to new employees under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months subject to the employees continued service to the Company. Refresh grants to existing employees generally vest monthly over four years subject to the employees continued service to the Company. Equity settled RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting semi-annually over the next three years, subject to the grantee’s continued service to the Company. Equity settled RSUs granted to existing employees generally vest semi-annually over a period of four years, subject to the grantee’s continued service to the Company.  The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions shall become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.

The equity awards available for grant for the periods presented were as follows:

Six Months Ended October 31, 2019
Available at beginning of period	9,649,123
Awards authorized	3,683,754
Stock options granted	(172,031)
Stock options cancelled	443,367
RSUs granted	(474,677)
RSUs cancelled	58,992
RSAs cancelled	4,585
Available at end of period	13,193,113

Endgame Stock Incentive Plan Assumed in Acquisition

In connection with its acquisition of Endgame, the Company assumed all in-the-money stock options issued under Endgame’s Amended and Restated 2010 Stock Incentive Plan that were outstanding on the date of acquisition. The assumed stock options will continue to be outstanding and will be governed by the provisions of their respective plan and are included in the stock option activity table below.

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2019	22,866,438	$11.90	7.98	$1,684,106
Stock options granted	172,031	$81.39
Stock options assumed in acquisition	245,390	$48.99
Stock options exercised	(4,470,226)	$8.85
Stock options cancelled	(443,674)	$15.08
Balance as of October 31, 2019	18,369,959	$13.71	7.56	$1,073,648
Exercisable as of October 31, 2019	8,138,191	$9.93	6.78	$505,284

Stock options exercisable include 493,808 stock options that were unvested as of October 31, 2019.

Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $54.20 and $10.69 for the three months ended October 31, 2019 and 2018, respectively and $50.92 and $9.09 for the six months ended October 31, 2019 and 2018, respectively.

As of October 31, 2019, the Company had unrecognized stock-based compensation expense of $73.8 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 2.52 years.

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

The performance-based vesting condition related to these awards was deemed probable upon the effectiveness of the Company’s IPO on October 8, 2018.  On that date, the Company recorded a cumulative catch-up stock-based compensation expense using the accelerated attribution method for the RSAs that had satisfied the applicable service-based vesting condition on that date with the remaining expense to be recognized over the remaining requisite service period.  As of October 31, 2019, the underlying performance-based and service-based vesting conditions were fully satisfied and none of the ordinary shares issued were subject to repurchase by the Company. Stock-based compensation expense related to the RSAs for the three and six month period ended October 31, 2019 was $0.1 million and $0.2 million, respectively.

RSUs

During the six months ended October 31, 2019, the Company granted 474,677 RSUs at a weighted average grant date fair value of $83.19 per unit, including 1,388 RSUs that are cash settled. Cash settled RSUs will be paid as a cash bonus based on the applicable vesting and payment terms. The cash settled RSUs vest upon the satisfaction of both service-based and performance-based vesting conditions.  The service-based vesting condition is generally over four years with 25% vesting on the one-year anniversary of the award and the remainder vesting quarterly over the next 36 months, subject to the grantee’s continued service to the Company. The performance-based vesting condition is defined as (i) a change in control where the consideration paid to the Company’s equity security holders is cash, publicly traded stock, or a combination of both, or (ii) the expiration of any lock-up period of the IPO, subject in each instance to the grantee’s continued service through such date. As a result of the Company’s IPO, the performance-based vesting condition was deemed probable and the Company recorded cumulative stock-based compensation expense related to the cash settled RSUs in October 2018.  As of October 31, 2019, the Company had a liability of $2.9 million related to the cash settled RSUs recorded in accrued compensation and benefits on the condensed consolidated balance sheet.

Stock-based compensation expense related to RSUs for the three and six months ended October 31, 2019 was $5.2 million and $9.9 million, respectively. As of October 31, 2019, the Company had unrecognized stock-based compensation expense of $67.2 million related to equity settled RSUs that the Company expects to recognize over a weighted-average period of 3.45 years.

The following table summarizes RSU activity for the 2012 Plan:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2019	740,467	$62.48
RSUs granted	474,677	$83.19
RSUs released	(54,174)	$69.20
RSUs cancelled	(58,992)	$65.98
Outstanding and unvested at October 31, 2019	1,101,978	$70.88

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Cost of revenue—cost of subscription—self-managed and SaaS	$946	$680	$1,861	$1,093
Cost of revenue—professional services	638	227	1,199	404
Research and development	5,870	4,685	10,831	6,782
Sales and marketing	4,658	2,762	8,966	4,614
General and administrative	2,304	2,885	4,330	4,011
Total stock-based compensation expense	$14,416	$11,239	$27,187	$16,904

Total stock-based compensation expense for the three months ended October 31, 2019 and 2018 includes a charge of $1.6 million and $2.3 million, respectively and $2.1 million and $2.5 million for the six months ended October 31, 2019 and 2018, respectively, related to an expense arising from business combinations.

11. Net Loss Per Share Attributable to Ordinary Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Six Months Ended October31,
	2019	2018	2019	2018
Numerator:
Net loss	$(49,973)	$(27,539)	$(91,742)	$(46,117)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	77,772,406	43,978,770	76,202,865	38,471,641
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.64)	$(0.63)	$(1.20)	$(1.20)

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three and Six Months Ended October 31,
	2019	2018
Stock options	18,369,959	25,393,707
Equity settled RSUs	969,360	-
Shares subject to repurchase	67,237	244,316
Contingently issuable shares	235,031	-
RSAs	-	244,498
Total	19,641,587	25,882,521

12. Income Taxes

The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a benefit related to income taxes of $0.3 million for the three months ended October 31, 2019, a provision of $0.7 million for the three months ended 2018, and a provision of $0.1 million and $1.5 million for the six months ended October 31, 2019 and 2018, respectively. The provision related to income taxes was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.

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

13. Employee Benefit Plans

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $1.8 million and $1.1 million of expense related to the 401(k) Plan during the three months ended October 31, 2019 and 2018, respectively and $3.7 million and $2.2 million for the six months ended October 31, 2019 and 2018, respectively.

The Company also has defined-contribution plans in certain other countries for which the Company recorded $0.8 million and $0.5 million of expense during the three months ended October 31, 2019 and 2018, respectively and $1.6 million and $0.7 million for the six months ended October 31, 2019 and 2018, respectively.

14. Segment Information

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
United States	$57,501	$37,999	$106,463	$70,820
Rest of world	43,605	25,576	84,353	49,399
Total revenue	$101,106	$63,575	$190,816	$120,219

Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of October 31, 2019	As of April 30, 2019
United States	$36,092	$3,219
The Netherlands	4,241	1,769
United Kingdom	6,711	251
Rest of world	1,135	209
Total long-lived assets	$48,179	$5,448

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

We generate revenue primarily from sales of subscriptions for our software. We offer various subscription tiers that provide different levels of access to paid proprietary features and support. We do not sell support separately. Our subscription agreements for self-managed deployments typically have terms of one to three years and we bill for them annually in advance. Elastic Cloud customers may purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration. Subscriptions accounted for 91% and 92% of our total revenue in the six months ended October 31, 2019 and 2018, respectively. We also generate revenue from consulting and training services.

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

We continue to make substantial investments in developing the Elastic Stack and the solutions we address and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 1,886 employees as of October 31, 2019.

On October 8, 2019, the Company acquired all outstanding shares of Endgame, a security company offering endpoint protection technology, for a total acquisition price of $234.0 million. Elastic paid the purchase price through (i) the issuance of 2,218,694 ordinary shares in respect of Endgame’s outstanding capital stock, warrants, convertible notes, and certain retention awards, (ii) the cash repayment of Endgame’s outstanding indebtedness of $20.4 million, (iii) the assumption of Endgame’s outstanding options, (iv) a $0.4 million cash deposit to an expense fund for the fees and expenses of the representative and agent of Endgame securityholders, (v) the cash payment of Endgame’s transaction expenses of $5.9 million, and (vi) the cash payment of withholding taxes related acquisition expense settled in shares of $2.8 million. Approximately 11% of the ordinary shares issued, or 235,031 shares, is being held in an indemnity escrow fund for 18 months after the acquisition close date. Refer to Note 5, Acquisitions in the notes to condensed consolidated financial statements for further discussion of the acquisition.

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

Increasing adoption of Elastic Cloud.    Elastic Cloud, our family of SaaS products that includes Elasticsearch Service, Site Search Service, and App Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for SaaS deployment alternatives with reduced administrative burdens. In some cases, open source users that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. In the six months ended October 31, 2019 and 2018, Elastic Cloud contributed 20% and 17% of our total revenue, respectively. We believe that offering a SaaS deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting and managing costs.

Components of Results of Operations

Revenue

Subscription.    Our revenue is primarily generated through the sale of time-based subscriptions to software which is either self-managed by the user or hosted and managed by us in the cloud. Subscriptions provide access to paid proprietary software features and access to support for our paid and unpaid software.

A portion of the revenue from self-managed subscriptions is generally recognized up front at the point in time when the license is delivered. This revenue is presented as License – self-managed in our condensed consolidated statements of operations. The remainder of revenue from self-managed subscriptions, and revenue from subscriptions that require access to the cloud or that are hosted and managed by us in the cloud, is recognized ratably over the subscription term and is presented within Subscription – self-managed and SaaS in our condensed consolidated statements of operations.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018
	(in thousands)
Revenue
License - self-managed	$12,272	$10,204	$22,179	$17,444
Subscription - self-managed and SaaS	79,407	48,232	151,890	92,601
Total subscription revenue	91,679	58,436	174,069	110,045
Professional services	9,427	5,139	16,747	10,174
Total revenue	101,106	63,575	190,816	120,219
Cost of revenue (1)(2)(3)
Cost of license - self-managed	158	97	255	194
Cost of subscription - self-managed and SaaS	19,741	12,870	37,636	23,071
Total cost of revenue - subscription	19,899	12,967	37,891	23,265
Cost of professional services	8,862	5,620	17,121	10,879
Total cost of revenue	28,761	18,587	55,012	34,144
Gross profit	72,345	44,988	135,804	86,075
Operating expenses(1)(2)(3)(4)
Research and development	38,478	25,332	73,660	44,313
Sales and marketing	54,020	34,634	106,031	65,056
General and administrative	31,808	12,092	50,376	22,191
Total operating expenses	124,306	72,058	230,067	131,560
Operating loss (1)(2)(3)(4)	(51,961)	(27,070)	(94,263)	(45,485)
Other income, net	1,684	264	2,615	860
Loss before income taxes	(50,277)	(26,806)	(91,648)	(44,625)
Provision for (benefit from) income taxes	(304)	733	94	1,492
Net loss	$(49,973)	$(27,539)	$(91,742)	$(46,117)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$946	$680	$1,861	$1,093
Cost of professional services	638	227	1,199	404
Research and development	5,870	4,685	10,831	6,782
Sales and marketing	4,658	2,762	8,966	4,614
General and administrative	2,304	2,885	4,330	4,011
Total stock-based compensation expense	$14,416	$11,239	$27,187	$16,904

(2) Includes employer payroll taxes on employee stock transactions as follows (information for three and six months ended October 31, 2018 is not meaningful):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$166	$-	$300	$-
Cost of professional services	86	-	120	-
Research and development	888	-	1,648	-
Sales and marketing	1,887	-	2,481	-
General and administrative	753	-	1,360	-
Total employer payroll taxes on employee stock-based transactions	$3,780	$-	$5,909	$-

(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Cost of Revenue
Cost of license - self-managed	$158	$97	$255	$194
Cost of subscription - self-managed and SaaS	861	637	1,397	1,213
Sales and marketing	379	40	408	77
Total amortization of acquired intangibles	$1,398	$774	$2,060	$1,484

(4) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Research and development	$-	$174	$34	$348
Sales and marketing	113	-	113	-
General and administrative	13,849	53	16,287	259
Total acquisition-related expenses	$13,962	$227	$16,434	$607

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Revenue
License - self-managed	12%	16%	11%	15%
Subscription - self-managed and SaaS	79%	76%	80%	77%
Total subscription revenue	91%	92%	91%	92%
Professional services	9%	8%	9%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	20%	20%	20%	19%
Total cost of revenue - subscription	20%	20%	20%	19%
Cost of professional services	8%	9%	9%	9%
Total cost of revenue	28%	29%	29%	28%
Gross profit	72%	71%	71%	72%
Operating expenses(1)(2)(3)(4)
Research and development	38%	40%	39%	37%
Sales and marketing	53%	54%	55%	54%
General and administrative	31%	19%	26%	18%
Total operating expenses	122%	113%	120%	109%
Operating loss (1)(2)(3)(4)	(50)%	(42)%	(49)%	(37)%
Other income, net	0%	0%	1%	0%
Loss before income taxes	(50)%	(42)%	(48)%	(37)%
Provision for (benefit from) income taxes	(1)%	1%	0%	1%
Net loss	(49)%	(43)%	(48)%	(38)%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Cost of Revenue
Cost of subscription - self managed and SaaS	1%	1%	1%	1%
Cost of professional services	0%	0%	1%	0%
Research and development	6%	8%	6%	6%
Sales and marketing	5%	4%	5%	4%
General and administrative	2%	5%	2%	3%
Total stock-based compensation expense	14%	18%	15%	14%

(2) Includes employer payroll taxes on employee stock transactions as follows (information for three and six months ended October 31, 2018 is not meaningful):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Cost of Revenue
Cost of subscription - self managed and SaaS	0%	0%	0%	0%
Cost of professional services	0%	0%	0%	0%
Research and development	1%	0%	1%	0%
Sales and marketing	2%	0%	1%	0%
General and administrative	1%	0%	1%	0%
Total employer payroll taxes on employee stock-based transactions	4%	0%	3%	0%

(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Cost of Revenue
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	1%	1%	1%	1%
Sales and marketing	0%	0%	0%	0%
Total amortization of acquired intangibles	1%	1%	1%	1%

(4) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Research and development	0%	0%	0%	1%
Sales and marketing	0%	0%	0%	0%
General and administrative	14%	0%	9%	0%
Total acquisition-related expenses	14%	0%	9%	1%

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(dollars in thousands)
Gross profit	$72,345	$44,988	$135,804	$86,075
Stock-based compensation expense	1,584	907	3,060	1,497
Employer payroll taxes on employee stock transactions	252	-	420	-
Amortization of acquired intangibles	1,019	734	1,652	1,407
Non-GAAP gross profit	$75,200	$46,629	$140,936	$88,979
Gross margin	72%	71%	71%	72%
Non-GAAP gross margin (non-GAAP gross profit as a percentage of revenue)	74%	73%	74%	74%

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(dollars in thousands)
Operating loss	$(51,961)	$(27,070)	$(94,263)	$(45,485)
Stock-based compensation expense	14,416	11,239	27,187	16,904
Employer payroll taxes on employee stock transactions	3,780	-	5,909	-
Amortization of acquired intangibles	1,398	774	2,060	1,484
Acquisition-related expenses	13,962	227	16,434	607
Non-GAAP loss from operations	$(18,405)	$(14,830)	$(42,673)	$(26,490)
Operating margin	(51)%	(43)%	(49)%	(38)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(18)%	(23)%	(22)%	(22)%

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

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(dollars in thousands)
Net cash provided by (used in) operating activities	$290	$(576)	$(1,404)	$4,550
Purchases of property and equipment	(1,645)	(836)	(3,230)	(1,172)
Free cash flow	$(1,355)	$(1,412)	$(4,634)	$3,378
Net cash used in investing activities	$(26,018)	$(836)	$(27,603)	$(3,158)
Net cash provided by financing activities	$16,591	$269,345	$36,674	$269,474
Net cash provided by (used in) operating activities (as a percentage of total revenue)	0%	(1)%	(0)%	4%
Less: Purchases of property and equipment (as a percentage of total revenue)	(1)%	(1)%	(2)%	(1)%
Free cash flow margin	(1)%	(2)%	(2)%	3%

Calculated Billings

We define calculated billings as total revenue plus the increase in total deferred revenue as presented on or derived from our condensed consolidated statements of cash flows less the (increase) decrease in total unbilled accounts receivable in a given period. Calculated billings exclude deferred revenue and unbilled accounts receivable acquired through acquisitions.  For annual contracts, we generally invoice customers at the time of entering into the contract. For multi-year contracts, we generally invoice customers for the first year at the time of entering into the contract, and then annually prior to each anniversary of the contract start date. Some Elastic Cloud customers purchase subscriptions on a month-to-month basis, which are usually invoiced monthly in arrears. Training and consulting services are invoiced either at the time of contract or at the time of delivery, based on the arrangement with the customer. Our management uses calculated billings to understand and evaluate our near term cash flows and operating results.

The following table presents our calculated billings for the periods presented and a reconciliation of calculated billings to total revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Total revenue	$101,106	$63,575	$190,816	$120,219
Add: Increase in total deferred revenue	24,511	25,310	24,478	27,678
Less: Increase in unbilled accounts receivable	(362)	(361)	(599)	(155)
Calculated billings	$125,255	$88,524	$214,695	$147,742

Calculated billings increased 41% for the three months ended October 31, 2019 over the three months ended October 31, 2018 and 45% for the six months ends October 31, 2019 over the six months ended October 31, 2018. As calculated billings continue to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by quarterly fluctuations and seasonality based on the timing of entering into new agreements with customers, the timing of renewals, and the mix between annual and monthly contracts entered in each reporting period. Foreign exchange rate movements may also impact calculated billings.

Comparison of Three Months Ended October 31, 2019 and 2018

Revenue

	Three Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue
License - self-managed	$12,272	$10,204	$2,068	20%
Subscription - self-managed and SaaS	79,407	48,232	31,175	65%
Total subscription revenue	91,679	58,436	33,243	57%
Professional services	9,427	5,139	4,288	83%
Total revenue	$101,106	$63,575	$37,531	59%

Total revenue increased by $37.5 million, or 59%, in the three months ended October 31, 2019, compared to the same period of the prior year.

Total subscription revenue increased $33.2 million, or 57%, in the three months ended October 31, 2019 compared to the same period of the prior year.  The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions and we grew our subscription customer base to over 9,700 customers compared to over 6,300 customers in the same period of the prior year.

Professional services revenue increased by $4.3 million, or 83%, in the three months ended October 31, 2019, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$158	$97	$61	63%
Cost of subscription - self-managed and SaaS	19,741	12,870	6,871	53%
Total cost of revenue - subscription	19,899	12,967	6,932	53%
Cost of professional services	8,862	5,620	3,242	58%
Total cost of revenue	$28,761	$18,587	$10,174	55%
Gross profit	$72,345	$44,988	$27,357	61%
Gross margin:
License - self-managed	99%	99%
Subscriptions - self-managed and SaaS	75%	73%
Total subscription margin	78%	78%
Professional services	6%	(9)%
Total gross margin	72%	71%

Total cost of subscription revenue increased by $6.9 million, or 53%, in the three months ended October 31, 2019 compared to the same period of the prior year. This increase was primarily due to an increase of $4.9 million in cloud infrastructure costs and an increase of $1.3 million in personnel and related costs due to growth in headcount in our support organization. Stock-based compensation expense, included within personnel and related costs, increased by $0.3 million year over year.  Total subscription margin remained flat at 78% in the three months ended October 31, 2019 compared to the three months ended October 31, 2018.

Cost of professional services revenue increased by $3.2 million, or 58%, in the three months ended October 31, 2019 compared to the same period of the prior year.  This increase was primarily due to an increase of $2.9 million in personnel and related costs, including $0.4 million in stock-based compensation, due to growth in headcount.

Gross margin for professional services revenue was 6% in the three months ended October 31, 2019 compared to (9)% the three months ended October 31, 2018. Historically, our professional services offerings have primarily consisted of training, however we have recently experienced increased demand for consulting services. In the three months ended October 31, 2019, we have invested in headcount for our professional services organization that we believe will be needed as we continue to grow. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.

Operating Expenses

Research and development

	Three Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$38,478	$25,332	$13,146	52%

Research and development expense increased by $13.1 million, or 52%, in the three months ended October 31, 2019 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $12.0 million and software and equipment expense increased $0.8 million primarily as a result of growth in headcount.  Cloud infrastructure costs also increased $0.8 million which were partially offset by a decrease of $1.2 million in travel expenses.  Stock-based compensation expense, included within personnel and related expenses, increased $1.2 million year over year.

Sales and marketing

	Three Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$54,020	$34,634	$19,386	56%

Sales and marketing expense increased by $19.4 million, or 56%, in the three months ended October 31, 2019 compared to the same period of the prior year. This increase was primarily due to increases of $15.5 million in personnel and related costs and $0.9 million in software and equipment charges as we continued to increase our sales and marketing headcount.  In addition, marketing expenses increased $1.2 million as we increased the reach of our global marketing campaigns and amortization of acquired intangibles increased by $0.3 million.  The increase in personnel and related costs includes an increase of $11.6 million in salaries and related personnel expenses due to an increase in headcount, an increase of $1.9 million in commissions expense related to the amortization of contract acquisition costs and an increase of $1.9 million in stock-based compensation expense.

General and administrative

	Three Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$31,808	$12,092	$19,716	163%

General and administrative expense increased by $19.7 million, or 163%, in the three months ended October 31, 2019 compared to the same period of the prior year. As a result of our continued investment in headcount, personnel and related costs increased by $16.2 million, including an increase in acquisition related compensation of $11.8 million.  Legal and professional advisory expenses increased by $3.6 million in the three months ended October 31, 2019 compared to the same period of the prior year due to expenses incurred in connection with the acquisition of Endgame and as we invested in transitioning to being a public company as well as in international expansion.

Other Income, Net

	Three Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income, net	$1,684	$264	$1,420	538%

Other income increased $1.4 million, or 538%, in the three months ended October 31, 2019 compared to the same period of the prior year. This increase was primarily due to a $1.1 million increase in interest income on money market funds and a positive impact of foreign currency fluctuations of $0.9 million, which were partially offset by a decrease of $0.6 million of miscellaneous income.

Provision for (Benefit From) Income Taxes

	Three Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(304)	$733	$(1,037)	(141)%

The provision for income taxes decreased $1.0 million in the three months ended October 31, 2019 compared to the same period in the prior year. Our effective tax rate was 1% and (3)% of our net loss before taxes for the three months ended October 31, 2019 and 2018, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The decrease in tax provision expense from the prior year is due to the full valuation allowance for the net losses from the Netherlands, United States and United Kingdom.

Comparison of Six Months Ended October 31, 2019 and 2018

Revenue

	Six Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue
License - self-managed	$22,179	$17,444	$4,735	27%
Subscription - self-managed and SaaS	151,890	92,601	59,289	64%
Total subscription revenue	174,069	110,045	64,024	58%
Professional services	16,747	10,174	6,573	65%
Total revenue	$190,816	$120,219	$70,597	59%

Total revenue increased by $70.6 million, or 59%, in the six months ended October 31, 2019, compared to the same period of the prior year.

Total subscription revenue increased $64.0 million, or 58%, in the six months ended October 31, 2019 compared to the same period of the prior year.  The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions and we grew our subscription customer base to over 9,700 customers compared to over 6,300 customers in the same period of the prior year.

Professional services revenue increased by $6.6 million, or 65%, in the six months ended October 31, 2019, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Six Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$255	$194	$61	31%
Cost of subscription - self-managed and SaaS	37,636	23,071	14,565	63%
Total cost of revenue - subscription	37,891	23,265	14,626	63%
Cost of professional services	17,121	10,879	6,242	57%
Total cost of revenue	$55,012	$34,144	$20,868	61%
Gross profit	$135,804	$86,075	$49,729	58%
Gross margin:
License - self-managed	99%	99%
Subscriptions - self-managed and SaaS	75%	75%
Total subscription margin	78%	79%
Professional services	(2)%	(7)%
Total gross margin	71%	72%

Total cost of subscription revenue increased by $14.6 million, or 63%, in the six months ended October 31, 2019 compared to the same period of the prior year. This increase was primarily due to an increase of $9.5 million in cloud infrastructure costs and an increase of $3.4 million in personnel and related costs due to growth in headcount in our support organization. Stock-based compensation expense, included within personnel and related costs, increased by $0.8 million year over year.

Total subscription margin decreased to 78% in the six months ended October 31, 2019 from 79% in the six months ended October 31, 2018. This decrease is due to growth and related investment in our SaaS offerings which incur costs related to cloud infrastructure and the increased costs associated with scaling our support organization.

Cost of professional services revenue increased by $6.2 million, or 61%, in the six months ended October 31, 2019 compared to the same period of the prior year.  This increase was primarily due to an increase of $5.5 million in personnel and related costs, including $0.8 million in stock-based compensation, due to growth in headcount.

Gross margin for professional services revenue was (2)% in the six months ended October 31, 2019 compared to (7)% the six months ended October 31, 2018. Historically, our professional services offerings have primarily consisted of training, however we have recently experienced increased demand for consulting services. In the six months ended October 31, 2019, we have invested in headcount for our professional services organization that we believe will be needed as we continue to grow. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.

Operating Expenses

Research and development

	Six Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$73,660	$44,313	$29,347	66%

Research and development expense increased by $29.3 million, or 66%, in the six months ended October 31, 2019 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $24.3 million and software and equipment expense increased $1.7 million primarily as a result of growth in headcount.  Cloud infrastructure costs also increased $1.6 million.  Stock-based compensation expense, included within personnel and related expenses, increased $4.0 million year over year.

Sales and marketing

	Six Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$106,031	$65,056	$40,975	63%

Sales and marketing expense increased by $41.0 million, or 63%, in the six months ended October 31, 2019 compared to the same period of the prior year. This increase was primarily due to increases of $31.8 million in personnel related costs, $2.0 million in software and equipment charges and $0.7 million in travel costs as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased $2.2 million as we increased the reach of our global marketing campaigns. The increase in personnel and related costs includes an increase of $22.8 million in salaries and related personnel expenses due to an increase in headcount, an increase of $4.1 million in commissions expense related to the amortization of contract acquisition costs and an increase of $4.3 million in stock-based compensation expense.

General and administrative

	Six Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$50,376	$22,191	$28,185	127%
General and administrative expense increased by $28.2 million, or 127%, in the six months ended October 31, 2019 compared to the same period of the prior year. As a result of our continued investment in headcount, personnel and related costs increased by $22.7 million, including an increase in acquisition related compensation of $11.8 million.  In addition, travel expenses increased by $5.9 million, legal and professional advisory expenses also increased by $5.1 million in the six months ended October 31, 2019 compared to the same period of the prior year due to expenses incurred in connection with the acquisition of Endgame and as we invested in transitioning to being a public company as well as in international expansion. Stock-based compensation expense, included within personnel and related costs, increased $0.3 million year over year.

Other Income, Net

	Six Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$2,615	$860	$1,755	204%

Other income increased $1.8 million, or 204%, in the six months ended October 31, 2019 compared to the same period of the prior year. This increase was primarily due to a $2.6 million increase in interest income on money market funds which was partially offset by a negative impact of foreign currency fluctuations of $0.2 million and a decrease of $0.6 million of miscellaneous income.

Provision for Income Taxes

	Six Months Ended October 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for income taxes	$94	$1,492	$(1,398)	(94)%

The provision for income taxes decreased $1.4 million in the six months ended October 31, 2019 compared to the same period in the prior year. Our effective tax rate was (0)% and (3)% of our net loss before taxes for the six months ended October 31, 2019 and 2018, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The decrease in tax provision expense from the prior year is due to the full valuation allowance for the net losses from the Netherlands, United States and United Kingdom.

Liquidity and Capital Resources

Through October 31, 2019, we have financed our operations principally through sales of our equity securities, as well as payments received from customers.

As of October 31, 2019, we had cash and cash equivalents and restricted cash of $305.2 million and $2.3 million, respectively, and working capital of $168.4 million. Our restricted cash consists primarily of cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $408.8 million as of October 31, 2019. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(1,404)	$4,550
Net cash used in investing activities	$(27,603)	$(3,158)
Net cash provided by financing activities	$36,674	$269,474

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the six months ended October 31, 2019 was $1.4 million, which resulted from a net loss of $91.7 million adjusted for non-cash charges of $55.9 million and net cash inflow of $34.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $27.2 million for stock-based compensation expense, $13.9 million for amortization of deferred contract acquisition costs, $8.8 million of non-cash acquisition related costs, $3.3 million of depreciation and intangible asset amortization expense and $3.0 million in non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was the result of an increase of $24.5 million in deferred revenue, a net increase of $23.8 million in accounts payable, accrued expenses, accrued compensation and benefits, a $4.9 million decrease in accounts receivable and a decrease of $1.1 million in prepaid expenses and other assets. These inflows were partially offset by an increase in deferred contract acquisition costs of $17.0 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions and a $2.8 million increase in operating lease liabilities.

Net cash provided by operating activities during the six months ended October 31, 2018 was $4.6 million, which resulted from a net loss of $46.1 million adjusted for non-cash charges of $29.7 million and net cash inflow of $21.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $16.9 million for stock-based compensation expense, $8.8 million for amortization of deferred contract acquisition costs, $3.0 million of depreciation and intangible asset amortization expense and $0.9 million in deferred tax assets. The net cash inflow from changes in operating assets and liabilities was the result of an increase of $27.7 million in deferred revenue and a $14.2 million net increase in accounts payable, accrued expenses and accrued compensation and benefits due to growth in our business and higher headcount.  These inflows were partially offset by an increase in deferred contract acquisition costs of $14.1 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, a net increase of $4.1 million in prepaid expenses and other assets and a $2.6 million increase in accounts receivable due to higher billings.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended October 31, 2019 was $27.6 million due to $24.4 million used in the acquisition of Endgame and $3.2 million of capital expenditures during the period.

Net cash used in investing activities during the six months ended October 31, 2018 was $3.2 million, which resulted from $2.0 million used in the acquisition of Lambda Lab Corp. and $1.2 million of capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $36.7 million during the six months ended October 31, 2019 was due to $39.6 million proceeds from option exercises during the period, which was partially offset by payment of withholding taxes of $2.8 million of acquisition expense that was settled in ordinary shares of the Company.

Net cash provided by financing activities of $269.5 million during the six months ended October 31, 2018 was due to net proceeds to us of $269.5 million, after deducting underwriting discounts and commissions of $20.3 million and $2.8 million of proceeds from the exercise of stock options, which were partially offset by $2.3 million of payment of offering costs and a repurchase of unvested early exercised stock options of $0.5 million.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and hosting infrastructure commitments. The following table summarizes our contractual obligations as of April 30, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease commitments(1)(2)(3)	$33,894	$6,455	$10,600	$9,819	$7,020
Hosting infrastructure commitments(4)	44,295	7,962	36,333	-	-
Other commitments(5)	90	90	-	-	-
Total contractual obligations	$78,279	$14,507	$46,933	$9,819	$7,020

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

(3)	In October 2019, we assumed operating leases in the Endgame acquisition. Total estimated payments of $5.2 million through March 2025 are not included in the table.

(4)

In December 2018, we entered into non-cancelable capacity commitments with a hosting infrastructure vendor for total minimum commitments of $17.0 million for calendar year 2019, $20.0 million for calendar year 2020 and $23.0 million for calendar year 2021.  Actual payments under these capacity commitments may be higher than the total minimum commitment depending on services.

(5)	Consists of a note payable related to financing of our infrastructure.

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

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $307.5 million as of October 31, 2019. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.

Foreign Currency Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For the six months ended October 31, 2019, we recorded a gain of $0.1 million on foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

As of October 31, 2019, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, and restricted cash balances.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in the three months ended October 31, 2019, because our sales and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 9,700 as of October 31, 2019. The growth and expansion of our business and offerings places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.

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

We have incurred losses in each year since our incorporation. We incurred a net loss of $91.7 million in the six months ended October 31, 2019 and $102.3 million, $52.7 million and $52.0 million in the years ended April 30, 2019, 2018 and 2017, respectively.  As a result, we had an accumulated deficit of $408.5 million as of October 31, 2019. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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

We face competition from both established and emerging competitors. Our current primary competitors generally fall into the following categories:

•

For our app search, site search, and enterprise search solutions: incumbent offerings such as Solr (open source offering), search tools including Google Custom Search Engine (an advertisement-based site search tool with limited user controls), Google Site Search and Google Search Appliance (both of which Google has declared to be end-of-life and stopped selling), and enterprise search tools including Endeca (acquired by Oracle) and Autonomy (acquired by HP and now offered by Micro Focus).

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

Additionally, the success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have bugs, errors, or other defects or deficiencies in the early stages of introduction. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers, such as our acquisition of Endgame. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.

The markets for some of our products are new, unproven and evolving, and our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving markets.

The markets for certain of our products, such as our security analytics, APM solutions and endpoint security products, are relatively new, rapidly evolving and unproven. Accordingly, it is difficult to predict customer adoption and renewals for these products, customers’ demand for these products, the size, growth rate, expansion, and longevity of these markets, the entry of competitive products, or the success of existing competitive products. Our ability to penetrate these new and evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with our products. If these markets do not continue to grow as expected, or if we are unable to anticipate or react to changes in these markets, our competitive position would weaken, which would adversely affect our business and results of operations.

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

We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly if we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions, and our business model.  Moreover, Endgame’s former sales force is small and the rest of our sales force has no experience selling Endgame’s endpoint security products. If we are unable to hire and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

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

Subscription revenue accounts for the substantial majority of our revenue, comprising 91%, 91% and 93% of total revenue in the six months ended October 31, 2019 and the years ended April 30, 2019 and 2018, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.

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

The sales prices for our offerings may decline or we may introduce new pricing models for a variety of reasons, including competitive pricing pressures, discounts, in anticipation of or in conjunction with the introduction of new offerings, or promotional programs. For example, during the year ended April 30, 2019, we reduced prices for some of our Elastic Cloud offerings in conjunction with launching new offerings. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and channel partners are willing to pay in those countries and regions. Any decrease in the sales prices for our offerings, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely impacted by a shift in mix of our subscriptions from self-managed to our cloud offering, which has a lower gross margin, as well as any increase in our mix of professional services relative to subscriptions. We cannot assure you that we will be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

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

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of October 31, 2019, we had 13 issued U.S. patents, 46 pending U.S. patent applications, and 14 pending non-U.S. filings, including ten patent cooperation treaty patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. For example, on September 4, 2019, we filed suit against floragunn GmbH in the United States District Court for the Northern District of California for copyright infringement and contributory copyright infringement, and on September 27, 2019, we filed a suit against Amazon.com, Inc. in the United States District Court for the Northern District of California for trademark infringement and false advertising. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation.

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

Privacy, data protection and information security have become significant issues in various jurisdictions where we offer our products. The regulatory frameworks for privacy, data protection and information security issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. For example, the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for California residents, takes effect on January 1, 2020.  The CCPA provides for civil penalties, as well as a private right of action, for violations, which may increase our compliance costs and potential liability.  On October 10, 2019, the California Attorney General released proposed regulations for the CCPA, which are expected to be finalized by July 1, 2020. Other states also are considering or have enacted privacy legislation that is similar to the CCPA.  Many obligations under the CCPA and these other laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business.  Industry organizations also regularly adopt and advocate for new standards in these areas. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.

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

As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business, such as our acquisition of Endgame in October 2019.  The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating Endgame or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ordinary shares. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, results of operations, and financial condition.

With the acquisition of Endgame, we face risks related to the integration of combined businesses, our cash resources and financial results, undisclosed liabilities, and employee and customer retention.

Since the closing of the acquisition of Endgame in October 2019, we are devoting significant management attention and resources to integrating the business practices and operations of the former Endgame business with our business. Potential difficulties we may encounter as part of the integration process include those related to the costs of integration and compliance, diversion of management’s attention, our ability to create and enforce uniform standards, procedures, policies and information systems, potential unknown liabilities, and unforeseen increased expenses or delays.

Our due diligence review in connection with the acquisition may not have discovered undisclosed liabilities of Endgame. If there are undisclosed liabilities, Elastic as a successor owner may be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on the business and results of operations and may adversely affect the value of our ordinary shares.

The acquisition may also result in significant charges or other liabilities that could adversely affect our results of operations, such as cash expenses and non-cash accounting charges incurred in connection with the acquisition and/or integration of the combined businesses and operations.

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

We are subject to governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

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

As of October 31, 2019, we had customers located in over 120 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of October 31, 2019, we had employees located in over 35 countries. Our current international operations involve and future initiatives will involve a variety of risks, including:

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

Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state government, or non-U.S. government sectors until we have attained the revised certification. Government demand and payment for our offerings may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Sales to U.S. federal government agencies, including classified contracts, are subject to complex federal regulations.  Failure to comply with such regulations could result in contract terminations or other adverse consequences, including but not limited to adversely affecting our eligibility to sell to U.S. federal government agencies in the future.

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

Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. For example, on June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner, upholding the U.S. Treasury Department’s regulations requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement.  This opinion reversed the prior decision of the U.S. Tax Court. Since the Ninth Circuit ruling is potentially subject to further judicial review, we will continue to monitor developments and potential impacts arising therefrom to our consolidated financial statements. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors, including our acquisition of Endgame;
•	breaches of, or failures relating to, security, privacy or data protection;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	any major changes in our management or our board of directors, particularly with respect to Mr. Banon;
•	general economic conditions and slow or negative growth of our markets; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

Our executive officers, directors, current 5% or greater shareholders and affiliated entities together beneficially owned 35.4% of our ordinary shares outstanding as of November 15, 2019. As a result, these shareholders, acting together, will have control over most matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of associations and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.

In addition, one of our non-executive directors is affiliated with a holder of greater than 5% of our ordinary shares.

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

In addition, holders of an aggregate of approximately 25,860,564 ordinary shares, based on shares outstanding as of October 31, 2019, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also registered the offer and sale of all ordinary shares that we may issue under our equity compensation plan.

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

We will continue to qualify as an “emerging growth company” as defined in the JOBS Act until April 30, 2020, and during such time we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our stock price may be more volatile.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. We will cease to qualify as an “emerging growth company” as of April 30, 2020.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit
2.1#	Agreement and Plan of Reorganization, dated as of June 5, 2019, by and among Elastic N.V, Avengers Acquisition Corp., Endgame, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders of Endgame.	8-K	001-38675	2.1
3.1	Articles of Association of Elastic N.V. (English translation)	10-Q	001-38675	3.1
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation)	10-Q	001-38675	3.2
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation)	10-Q	001-38675	3.3
10.1	Form of Elastic Support Agreement	8-K	001-38675	10.1
10.2	Form of Endgame Support Agreement	8-K	001-38675	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Elastic N.V.

Date: December 9, 2019	By:	/s/ Shay Banon
Shay Banon
Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2019	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Accounting and Financial Officer)