Form 10-Q
period 2020-01-31
Elastic N.V.
filed 2020-03-09
CIK 1707753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

As of February 29, 2020, the registrant had 81,720,602 ordinary shares, €0.01 par value per share, outstanding.

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

•	our ability to continue to deliver and improve our offerings and successfully develop new offerings, including security-related product offerings;
•	customer acceptance and purchase of our existing offerings and new offerings;
•	our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches;
•	our ability to maintain and expand our user and customer base;
•	the market for our products not continuing to develop;
•	competition from other products;
•	the impact of foreign currency exchange rate and interest rate fluctuations on our results;
•	the pace of change and innovation in the markets in which we participate and the competitive nature of those markets;
•	our business strategy and our plan to build our business;
•	our ability to effectively manage our growth;
•	our international expansion strategy;
•	our operating results and cash flows;
•	our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies, including the successful integration of Endgame, Inc. (“Endgame”);
•	the potential impact on our operating margin from the acquisition of Endgame;
•	the impact of acquisitions on our future product offerings;
•	our beliefs and objectives for future operations;
•	our relationships with third parties, including partners;
•	our ability to protect our intellectual property rights;
•	our ability to develop our brands;
•	the impact of expensing stock options and other equity awards;
•	the sufficiency of our capital resources;
•	our ability to successfully defend litigation brought against us;
•	our ability to successfully expand in our existing markets and into new markets;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our ability to attract and retain qualified employees and key personnel;
•	the effect of the loss of key personnel, including Aaron Katz, who has transitioned from the position of Chief Revenue Officer and is expected to serve in an advisory role until August 2020;
•	our expectations about the impact of natural disasters and public health epidemics, such as the coronavirus (COVID-19), on our business, results of operations and financial condition;
•	the future trading prices of our ordinary shares; and
•	general market, political, economic and business conditions.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Elastic N.V.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	January 31, 2020	April 30, 2019
Assets
Current assets:
Cash and cash equivalents	$294,076	$298,000
Restricted cash	2,291	2,280
Accounts receivable, net of allowance for doubtful accounts of $1,583 and $1,411 as of January 31, 2020 and April 30, 2019, respectively	72,557	81,274
Deferred contract acquisition costs	14,885	17,215
Prepaid expenses and other current assets	34,697	30,872
Total current assets	418,506	429,641
Property and equipment, net	7,958	5,448
Goodwill	198,774	19,846
Operating lease right-of-use assets	33,814	-
Intangible assets, net	54,005	6,723
Deferred contract acquisition costs, non-current	17,015	8,935
Deferred tax assets	2,205	1,748
Other assets	9,572	13,397
Total assets	$741,849	$485,738

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,098	$4,450
Accrued expenses and other liabilities	19,351	18,740
Accrued compensation and benefits	31,607	22,147
Operating lease liabilities	7,292	-
Deferred revenue	189,208	158,243
Total current liabilities	260,556	203,580
Deferred revenue, non-current	20,586	12,423
Operating lease liabilities, non-current	29,034	-
Other liabilities, non-current	13,231	6,723
Total liabilities	323,407	222,726
Commitments and contingencies (Note 7)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of January 31, 2020 and April 30, 2019	-	-
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 81,574,811 and 73,675,083 shares issued and outstanding as of January 31, 2020 and April 30, 2019, respectively	842	754
Treasury stock	(369)	(369)
Additional paid-in capital	871,675	581,135
Accumulated other comprehensive loss	(606)	(1,431)
Accumulated deficit	(453,100)	(317,077)
Total shareholders’ equity	418,442	263,012
Total liabilities and shareholders’ equity	$741,849	$485,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019

Revenue
License - self-managed	$14,495	$9,406	$36,674	$26,850
Subscription - self-managed and SaaS	89,703	55,180	241,593	147,781
Total subscription revenue	104,198	64,586	278,267	174,631
Professional services	8,983	6,249	25,730	16,423
Total revenue	113,181	70,835	303,997	191,054
Cost of revenue
Cost of license - self-managed	347	96	602	290
Cost of subscription - self-managed and SaaS	23,196	13,941	60,832	37,012
Total cost of revenue - subscription	23,543	14,037	61,434	37,302
Cost of professional services	9,862	6,387	26,983	17,266
Total cost of revenue	33,405	20,424	88,417	54,568
Gross profit	79,776	50,411	215,580	136,486
Operating expenses
Research and development	46,119	25,850	119,779	70,163
Sales and marketing	54,829	37,196	160,860	102,252
General and administrative	21,096	11,151	71,472	33,342
Total operating expenses	122,044	74,197	352,111	205,757
Operating loss	(42,268)	(23,786)	(136,531)	(69,271)
Other income (expense), net	(1,339)	1,877	1,276	2,737
Loss before income taxes	(43,607)	(21,909)	(135,255)	(66,534)
Provision for (benefit from) income taxes	674	(558)	768	934
Net loss	$(44,281)	$(21,351)	$(136,023)	$(67,468)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.55)	$(0.30)	$(1.75)	$(1.37)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	80,737,237	70,725,336	77,713,604	49,261,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
Net loss	$(44,281)	$(21,351)	$(136,023)	$(67,468)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,876	(365)	825	(1,199)
Other comprehensive income (loss)	1,876	(365)	825	(1,199)
Total comprehensive loss	$(42,405)	$(21,716)	$(135,198)	$(68,667)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Redeemable Convertible Preference Shares

and Shareholders’ Equity

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible					Additional	Other		Total
	Preference Shares		Ordinary Shares		Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Loss	Deficit	Equity
Balances at October 31, 2019	-	$-	80,412,842	$829	$(369)	$843,997	$(2,482)	$(408,819)	$433,156
Issuance of ordinary shares upon exercise of stock options	-	-	1,090,261	12	-	11,040	-	-	11,052
Issuance of ordinary shares upon release of restricted stock units	-	-	71,708	1	-	-	-	-	1
Vesting of ordinary shares subject to repurchase	-	-	-	-	-	1,118	-	-	1,118
Stock-based compensation	-	-	-	-	-	15,520	-	-	15,520
Net loss	-	-	-	-	-	-	-	(44,281)	(44,281)
Foreign currency translation	-	-	-	-	-	-	1,876	-	1,876
Balances at January 31, 2020	-	$-	81,574,811	$842	$(369)	$871,675	$(606)	$(453,100)	$418,442

							Accumulated
	Redeemable Convertible					Additional	Other		Total
	Preference Shares		Ordinary Shares		Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Loss	Deficit	Equity
Balances at October 31, 2018	-	$-	70,948,987	$722	$(369)	$546,219	$(1,795)	$(260,891)	$283,886
Issuance of ordinary shares upon exercise of stock options	-	-	140,620	2	-	753	-	-	755
Issuance of ordinary shares upon subscription of restricted stock awards	-	-	244,498	3	-	(3)	-	-	-
Stock-based compensation	-	-	-	-	-	9,174	-	-	9,174
Net loss	-	-	-	-	-	-	-	(21,351)	(21,351)
Foreign currency translation	-	-	-	-	-	-	(365)	-	(365)
Balances at January 31, 2019	-	$-	71,334,105	$727	$(369)	$556,143	$(2,160)	$(282,242)	$272,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Redeemable Convertible Preference Shares

and Shareholders’ Equity

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible					Additional	Other		Total
	Preference Shares		Ordinary Shares		Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Loss	Deficit	Equity
Balances at April 30, 2019	-	$-	73,675,083	$754	$(369)	$581,135	$(1,431)	$(317,077)	$263,012
Issuance of ordinary shares upon exercise of stock options	-	-	5,560,487	64	-	50,558	-	-	50,622
Issuance of ordinary shares upon release of restricted stock units	-	-	125,132	1	-	-	-	-	1
Ordinary shares issued in connection with the acquisition of Endgame	-	-	1,983,663	21	-	167,316	-		167,337
Ordinary shares issued in connection with the acquisition of Endgame held in escrow	-	-	235,031	2	-	19,824	-		19,826
Assumption of stock option plan as consideration for acquisition of Endgame	-	-	-	-	-	9,309	-		9,309
Repurchase of unvested RSAs	-	-	(4,585)	-	-	-	-		-
Vesting of ordinary shares subject to repurchase	-	-	-	-	-	2,730	-	-	2,730
Stock-based compensation	-	-	-	-	-	40,803	-	-	40,803
Net loss	-	-	-	-	-	-	-	(136,023)	(136,023)
Foreign currency translation	-	-	-	-	-	-	825	-	825
Balances at January 31, 2020	-	$-	81,574,811	$842	$(369)	$871,675	$(606)	$(453,100)	$418,442

							Accumulated
	Redeemable Convertible					Additional	Other		Total
	Preference Shares		Ordinary Shares		Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Loss	Deficit	(Deficit) Equity
Balances at April 30, 2018	28,939,466	$200,921	33,232,955	$33	$(369)	$62,542	$(961)	$(214,774)	$(153,529)
Change in par value upon conversion from B.V. to N.V.	-	-	-	303	-	(303)	-	-	-
Conversion of redeemable convertible preference shares to ordinary shares upon initial public offering	(28,939,466)	(200,921)	28,939,466	$289	$-	$200,632	$-	$-	200,921
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and issuance costs	-	-	8,050,000	93	-	263,749	-	-	263,842
Issuance of ordinary shares upon exercise of stock options	-	-	776,342	6	-	3,531	-	-	3,537
Issuance of ordinary shares upon subscription of restricted stock awards	-	-	244,498	3	-	(3)	-	-	-
Vesting of early exercised stock options	-	-	-	-	-	1,019	-	-	1,019
Vesting of ordinary shares subject to repurchase	-	-	-	-	-	449	-	-	449
Repurchase of early exercised stock options			(43,630)	-	-	-	-	-	-
Ordinary shares issued in connection with the acquisition of Lambda Lab	-	-	134,474	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	24,527	-	-	24,527
Net loss	-	-	-	-	-	-	-	(67,468)	(67,468)
Foreign currency translation	-	-	-	-	-	-	(1,199)	-	(1,199)
Balances at January 31, 2019	-	$-	71,334,105	$727	$(369)	$556,143	$(2,160)	$(282,242)	$272,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended January 31,
	2020	2019
Cash flows from operating activities
Net loss	$(136,023)	$(67,468)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,573	4,386
Amortization of deferred contract acquisition costs	20,581	14,718
Non-cash operating lease cost	5,170	-
Stock-based compensation expense	42,775	28,015
Non-cash acquisition expense settled with shares	8,834	-
Deferred income taxes	(621)	888
Other	1,132	66
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	10,873	(2,228)
Deferred contract acquisition costs	(26,441)	(20,414)
Prepaid expenses and other current assets	(4,345)	(9,598)
Other assets	3,780	1,743
Accounts payable	7,104	(366)
Accrued expenses and other liabilities	1,520	6,730
Accrued compensation and benefits	3,377	2,070
Operating lease liabilities	(4,586)	-
Deferred revenue	33,666	37,311
Net cash used in operating activities	(24,631)	(4,147)
Cash flows from investing activities
Purchases of property and equipment	(4,237)	(2,359)
Business acquisitions, net of cash acquired	(24,373)	(1,986)
Net cash used in investing activities	(28,610)	(4,345)
Cash flows from financing activities
Net proceeds from issuance of ordinary shares in initial public offering	-	269,514
Proceeds from issuance of ordinary shares upon exercise of stock options	50,622	3,537
Payment of withholding taxes related to acquisition expense settled in shares	(2,834)	-
Repurchase of early exercised stock options	-	(500)
Repayment of notes payable	(90)	(73)
Payment of deferred offering costs	-	(5,673)
Net cash provided by financing activities	47,698	266,805
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,630	(1,432)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,913)	256,881
Cash, cash equivalents, and restricted cash, beginning of period	300,280	51,609
Cash, cash equivalents, and restricted cash, end of period	$296,367	$308,490
Supplemental disclosures of cash flow information
Cash paid for income taxes	$3,333	$2,299
Cash paid for operating lease liabilities	$5,415	$-
Cash paid for interest	$2	$7
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accounts payable and accrued liabilities	$487	$15
Operating lease right-of-use assets for new lease obligations	$11,373	$-
Vesting of early exercised stock options	$-	$1,019
Vesting of shares subject to repurchase	$2,730	$449
Issuance of ordinary shares for business combination	$178,329	$-
Assumption of stock option plan as consideration for business combination	$9,309	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

Elastic N.V. (“Elastic” or the “Company”) was founded in 2012 and has its corporate seat in Amsterdam, the Netherlands. Elastic is a search company. It created the Elastic Stack, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization in milliseconds or less. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. The Company also offers software solutions built on the Elastic Stack for enterprise search, observability, and security use cases. The Elastic Stack and the Company’s solutions are designed to run on premises, in public or private clouds, or in hybrid environments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of January 31, 2020, the interim condensed consolidated statements of operations and of comprehensive loss, interim condensed statements of redeemable convertible preference shares and shareholders’ equity for the three and nine months ended January 31, 2020 and 2019 and the interim condensed consolidated statements of cash flows for the nine months ended January 31, 2020 and 2019, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of January 31, 2020, and the results of the Company’s operations, its statements of redeemable convertible preference shares and shareholders’ equity for the three and nine months ended January 31, 2020 and 2019, and its statements of cash flows for the nine months ended January 31, 2020 and 2019. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and nine month periods are also unaudited.  The results for the nine months ended January 31, 2020 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2020, or any future period.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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

Customer Deposits

Certain of the Company’s contracts, acquired via the Endgame, Inc. (“Endgame”) acquisition, allow for termination at the customer’s convenience, or the Company may receive prepayments on master sales agreements. In these cases, the Company does not consider a contract to exist past the term in which enforceable rights and obligations exist.  Amounts received related to these agreements are classified outside of deferred revenue in the consolidated balance sheet, and these amounts do not represent contract balances. As of January 31, 2020, the Company had $4.0 million of customer deposits included in accrued expenses and other liabilities, and $9.0 million of non-refundable customer deposits included in other liabilities, non-current on the consolidated balance sheet.

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

Goodwill Impairment:  In January 2017, the FASB issued ASU No. 2017-04, Intangibles— Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard will simplify the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2021, though early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.

Fair Value Measurements:  In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2021. Early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.

Intangible Assets:  In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2021, though early adoption is permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

Income Taxes:  In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, eliminating certain exceptions to the general principles in ASC 740 related to intra-period tax allocation, deferred tax liability and general methodology for calculating income taxes. Additionally, the ASU makes other changes for matters such as franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2022. Early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.

3. Revenue and Performance Obligations

Disaggregation of Revenue

The following table presents revenue by category (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2020		2019		2020		2019
		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Self-managed subscription	$79,105	70%	$52,846	74%	$214,947	71%	$142,564	74%
License	14,495	13%	9,406	13%	36,674	12%	26,850	14%
Subscription	64,610	57%	43,440	61%	178,273	59%	115,714	60%
SaaS	25,093	22%	11,740	17%	63,320	21%	32,067	17%
Total subscription revenue	104,198	92%	64,586	91%	278,267	92%	174,631	91%
Professional services	8,983	8%	6,249	9%	25,730	8%	16,423	9%
Total revenue	$113,181	100%	$70,835	100%	$303,997	100%	$191,054	100%

Remaining Performance Obligations

As of January 31, 2020, the Company had $426.0 million of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of January 31, 2020, the Company expects to recognize approximately 88% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

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

The following table summarizes assets that are measured at fair value on a recurring basis as of January 31, 2020 and April 30, 2019 (in thousands):

January 31, 2020	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$197,314	$-	$-	$197,314

April 30, 2019	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$261,864	$-	$-	$261,864

Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase.  The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.

5. Acquisitions

Nine Months Ended January 31, 2020

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

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their respective fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q. The Company continues to collect information with regards to its estimates and assumptions, including potential liabilities, contingencies, and the allocation of the purchase price. The Company will record adjustments to the fair value of the net assets acquired, liabilities assumed and goodwill within the measurement period, if necessary. No adjustments were made during the three months ended January 31, 2020.

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

Endgame has been included in the Company’s consolidated results of operations since the acquisition date. Endgame’s results were immaterial to the Company’s consolidated results for the three and nine months ended January 31, 2020.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Pro forma revenue (1)	$111,757	$74,455	$312,598	$202,135
Pro forma net loss (1)	$(45,685)	$(29,942)	$(141,147)	$(107,379)

(1) As if the acquisition of Endgame was consummated on May 1, 2018

Non-recurring acquisition costs incurred by the Company of $17.3 million, including a non-cash expense settled in the Company’s ordinary shares for $8.8 million and a related cash payment of withholding taxes of $2.8 million, were charged to general and administrative expenses in the condensed consolidated statement of operations for the nine months ended January 31, 2020, and are reflected in the pro forma net loss presented above for the nine months ended January 31, 2019. Non-recurring acquisition costs incurred by Endgame of $1.5 million are also reflected in the pro forma net loss presented above for the nine months ended January 31, 2019.

Nine Months Ended January 31, 2018

Lambda Lab Corp.

In July 2018, the Company acquired 100% of the share capital of Lambda Lab Corp. (“Lambda Lab”), a privately held company headquartered in the United States. Lambda Lab was a code search company whose product was built on top of Elasticsearch and focused on building semantic understanding of code, exposed through powerful search features. Purchase consideration for the acquisition was $2.0 million in cash. Excluded from the purchase consideration were 134,474 ordinary shares of $2.2 million issued to certain employees of Lambda Lab. These shares were subject to repurchase and were contingent upon these employees’ continued employment with the Company. As of January 31, 2020, no shares were subject to repurchase and all stock-based compensation expense had been recognized. During the nine months ended January 31, 2020 and 2019, the Company recorded stock-based compensation expense of $0.9 million and $1.0 million, respectively.

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

Acquisition costs of $0.2 million were charged to general and administrative expenses in the consolidated statement of operations for the nine months ended January 31, 2019.

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

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31, 2020	As of April 30, 2019
Prepaid hosting costs	$13,596	$12,006
Deposits	1,760	1,268
Prepaid software subscription costs	2,864	4,326
Deferred stock-based compensation expense	-	784
Prepaid value added taxes	6,669	4,239
Other	9,808	8,249
Total prepaid expenses and other current assets	$34,697	$30,872

Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of January 31, 2020	As of April 30, 2019
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$8,190	$6,176
Computer hardware and software	3	5,616	5,393
Furniture and fixtures	3-5	5,063	3,094
Assets under construction		1,602	1,243
Total property and equipment		20,471	15,906
Less: accumulated depreciation		(12,513)	(10,458)
Property and equipment, net		$7,958	$5,448

Depreciation expense related to property and equipment was $0.8 million and $0.6 million for the three months ended January 31, 2020 and 2019, respectively and $2.1 million for each of the nine month periods ended January 31, 2020 and 2019.

Intangible Assets, Net

Intangible assets consisted of the following as of January 31, 2020 and April 30, 2019 (in thousands):

January 31, 2020	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$43,330	$10,304	$33,026	4.3
Customer relationships	20,898	1,913	18,985	3.7
Trade names	3,072	1,078	1,994	3.6
Total	$67,300	$13,295	$54,005

April 30, 2019	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,130	$5,646	$6,484	2.5
Trade names	972	863	109	2.2
Customer relationships	398	268	130	2.2
Total	$13,500	$6,777	$6,723

Amortization expense for the intangible assets for the three and nine months ended January 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Cost of revenue—cost of license—self-managed	$347	$96	$602	$290
Cost of revenue—cost of subscription—self-managed and SaaS	2,660	638	4,057	1,851
Sales and marketing	1,451	38	1,859	115
Total amortization of acquired intangible assets	$4,458	$772	$6,518	$2,256

The expected future amortization expense related to the intangible assets as of January 31, 2020 was as follows (in thousands, by fiscal year):

Remainder of 2020	$3,550
2021	14,168
2022	12,947
2023	11,890
2024	8,716
Thereafter	2,734
Total	$54,005

Goodwill

The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2019	$19,846
Addition from acquisition	179,213
Foreign currency translation adjustment	(285)
Balance as of January 31, 2020	$198,774

There was no impairment of goodwill during the nine months ended January 31, 2020 and 2019.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31, 2020	As of April 30, 2019
Accrued expenses	$9,110	$8,124
Income taxes payable	-	149
Value added taxes payable	4,695	4,236
Share repurchase liability	-	1,612
Other	5,546	4,619
Total accrued expenses and other liabilities	$19,351	$18,740

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31, 2020	As of April 30, 2019
Accrued vacation	$15,223	$9,655
Accrued commissions	6,532	6,510
Accrued payroll taxes and withholding taxes	4,438	1,868
Post-combination compensation liability	-	655
Other	5,414	3,459
Total accrued compensation and benefits	$31,607	$22,147

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

The following table provides information about unbilled accounts receivable, deferred contract acquisition costs and deferred revenue from contracts with customers (in thousands):

	As of January 31, 2020	As of April 30, 2019
Unbilled accounts receivable, included in accounts receivable, net	$2,095	$1,710
Deferred contract acquisition costs	$31,900	$26,150
Deferred revenue	$209,794	$170,666
Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Nine Months Ended January 31,
	2020	2019
Beginning balance	$1,710	$1,139
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(1,710)	(1,139)
Additions through acquisition	321	-
Revenue recognized during the period in excess of invoices issued	1,774	1,933
Ending balance	$2,095	$1,933

	Deferred Revenue
	Nine Months Ended January 31,
	2020	2019
Beginning balance	$170,666	$102,561
Increases due to invoices issued, excluding amounts recognized as revenue during the period	175,469	119,856
Increase from acquisition, net of revenue recognized	6,147	-
Revenue recognized that was included in deferred revenue balance at beginning of period	(142,488)	(84,614)
Ending balance	$209,794	$137,803

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

During the nine months ended January 31, 2019 and the fiscal year ending April 30, 2019, sales commissions for renewal of a contract were considered commensurate with the commissions paid for the acquisition of the initial contract given there was no substantive difference in commission rates in proportion to their respective contract values. Effective May 1, 2019, the Company updated its sales commissions plan by incorporating different commission rates for initial subscription contract sales and subsequent subscription renewals.  Subsequent to this change, sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates in proportion to their respective contract values. Accordingly, commissions paid upon the initial acquisition of a contract are now amortized over an estimated period of benefit of five years while commissions paid related to renewal contracts are now amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Deferred contract acquisition costs are expensed commensurate with the pattern of revenue recognition as performance obligations are satisfied. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.

The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the nine months ended January 31, 2020.

The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Nine Months Ended January 31,
	2020	2019
Beginning balance	$26,150	$18,079
Capitalization of contract acquisition costs	26,331	20,091
Amortization of deferred contract acquisition costs	(20,581)	(14,718)
Ending balance	$31,900	$23,452

7. Commitments and Contingencies

Cloud Hosting Commitments

In December 2018, the Company entered into an amendment to a cloud hosting agreement, effective January 2019, for a total purchase commitment of $60.0 million payable over the three years following the date of the agreement. In December 2019, the Company entered into an amendment to a cloud hosting agreement with a different vendor for a total purchase commitment of $100.0 million payable over the four years following the effective date of the agreement.

Letters of Credit

The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of January 31, 2020.

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

The Company accrues estimates for resolution of legal and other contingencies when losses are probable and reasonably estimable.

Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of January 31, 2020.

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

8. Leases

The Company’s leases are comprised of corporate office spaces and various equipment under non-cancelable operating lease agreements that expire at various dates through 2025. As of January 31, 2020, the Company had no finance leases.

Lease Costs

Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended January 31, 2020	Nine Months Ended January 31, 2020
Operating lease cost	$2,317	$6,280
Short-term lease cost	867	2,398
Variable lease cost	1,310	1,618
Total lease cost	$4,494	$10,296

Lease term and discount rate information are summarized as follows:

As of January 31, 2020
Weighted average remaining lease term (years)	5.10
Weighted average discount rate	5.06%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of January 31, 2020 were as follows (in thousands):

Years Ending April 30,
2020 (remaining three months)	$1,962
2021	8,342
2022	7,826
2023	7,931
2024	7,186
Thereafter	8,677
Total minimum lease payments	41,924
Less imputed interest	(5,598)
Present value of future minimum lease payments	36,326
Less current lease liabilities	(7,292)
Operating lease liabilities, non-current	$29,034

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

Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through January 31, 2020.

Ordinary Shares Reserved for Issuance

The Company had reserved shares of ordinary shares for issuance as follows:

	As of January 31, 2020	As of April 30, 2019
Stock options issued and outstanding	16,836,324	22,866,438
RSUs issued and outstanding	2,337,119	740,467
Remaining shares available for future issuance under the 2012 Plan	12,319,304	9,649,123
Total ordinary shares reserved	31,492,747	33,256,028

Convertible Preference Shares

The Company's board of directors has the authority, without further action by the Company's shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors.  As of January 31, 2020, there were no convertible preference shares issued or outstanding.

10. Equity Incentive Plans

In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 (as amended and restated, the “2012 Plan”).  Under the 2012 Plan, the board of directors and the compensation committee, as administrator of the 2012 Plan, may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Company’s board of directors or compensation committee determines the vesting schedule for all equity-based awards. Stock options granted to new employees under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months subject to the employees continued service to the Company. Refresh grants to existing employees generally vest monthly over four years subject to the employees continued service to the Company. Equity settled RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting semi-annually over the next three years, subject to the grantee’s continued service to the Company. Equity settled RSUs granted to existing employees generally vest semi-annually over a period of four years, subject to the grantee’s continued service to the Company.  The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions shall become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.

The equity awards available for grant for the periods presented were as follows:

Nine Months Ended January 31, 2020
Available at beginning of period	9,649,123
Awards authorized	3,683,754
Stock options granted	(172,031)
Stock options cancelled	876,407
RSUs granted	(1,861,935)
RSUs cancelled	139,401
RSAs cancelled	4,585
Available at end of period	12,319,304

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

Stock Options

The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2019	22,866,438	$11.90	7.98	$1,684,106
Stock options granted	172,031	$81.39
Stock options assumed in acquisition	245,390	$48.99
Stock options exercised	(5,560,487)	$9.10
Stock options cancelled	(876,407)	$15.47
Stock options assumed in acquisition cancelled	(10,641)	$72.33
Balance as of January 31, 2020	16,836,324	$13.85	7.34	$864,322
Exercisable as of January 31, 2020	8,204,353	$10.64	6.72	$445,754

Stock options exercisable include 409,089 stock options that were unvested as of January 31, 2020.

Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $33.34 for the three months ended January 31, 2019 and $50.92 and $9.76 for the nine months ended January 31, 2020 and 2019, respectively. No options were granted in the three months ended January 31, 2020.

As of January 31, 2020, the Company had unrecognized stock-based compensation expense of $62.8 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 2.33 years.

RSAs

In October 2017, the Company acquired 100% of the share capital of Swiftype, Inc. (“Swiftype”), a privately-held company headquartered in the United States.  As part of the transaction, the Company granted RSAs to certain employees with both service-based and performance-based vesting conditions. The performance-based vesting condition was to be satisfied on the earlier of: (1) a change of control transaction or (2) the expiration of the lock-up period after the effective date of the IPO, subject to continued service through the end of the lock-up period. The service-based vesting condition was to be satisfied based on one of two vesting schedules: (i) vesting of 50% of the shares upon the closing of the Swiftype acquisition, 25% of the shares on the one-year anniversary of the closing, and 25% of the shares on the two-year anniversary of the closing, or (ii) vesting of 50% of the shares on the one-year anniversary of the closing of the Swiftype acquisition and 50% of the shares on the two-year anniversary of the closing.

The performance-based vesting condition related to these awards was deemed probable upon the effectiveness of the Company’s IPO on October 8, 2018.  On that date, the Company recorded a cumulative catch-up stock-based compensation expense using the accelerated attribution method for the RSAs that had satisfied the applicable service-based vesting condition on that date with the remaining expense to be recognized over the remaining requisite service period.  As of January 31, 2020, the underlying performance-based and service-based vesting conditions were fully satisfied and none of the ordinary shares issued were subject to repurchase by the Company. Stock-based compensation expense related to the RSAs was $0.2 million for the nine month period ended January 31, 2020.

RSUs

During the nine months ended January 31, 2020, the Company granted 1,861,935 RSUs at a weighted average grant date fair value of $68.78 per unit, including 1,388 RSUs that are cash settled. Cash settled RSUs will be paid as a cash bonus based on the applicable vesting and payment terms. The cash settled RSUs vest upon the satisfaction of both service-based and performance-based vesting conditions.  The service-based vesting condition is generally over four years with 25% vesting on the one-year anniversary of the award and the remainder vesting quarterly over the next 36 months, subject to the grantee’s continued service to the Company. The performance-based vesting condition is defined as (i) a change in control where the consideration paid to the Company’s equity security holders is cash, publicly traded stock, or a combination of both, or (ii) the expiration of any lock-up period of the IPO, subject in each instance to the grantee’s continued service through such date. As a result of the Company’s IPO, the performance-based vesting condition was deemed probable and the Company recorded cumulative stock-based compensation expense related to the cash settled RSUs in October 2018.  As of January 31, 2020, the Company had a liability of $2.6 million related to the cash settled RSUs recorded in accrued compensation and benefits on the condensed consolidated balance sheet.

Stock-based compensation expense related to RSUs for the three and nine months ended January 31, 2020 was $7.5 million and $17.5 million, respectively. As of January 31, 2020, the Company had unrecognized stock-based compensation expense of $143.5 million related to equity settled RSUs that the Company expects to recognize over a weighted-average period of 3.61 years.

The following table summarizes RSU activity for the 2012 Plan:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2019	740,467	$62.48
RSUs granted	1,861,935	$68.78
RSUs released	(125,882)	$69.98
RSUs cancelled	(139,401)	$62.27
Outstanding and unvested at January 31, 2020	2,337,119	$67.11

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Cost of revenue—cost of subscription—self-managed and SaaS	$1,008	$1,095	$2,869	$2,188
Cost of revenue—professional services	879	364	2,078	768
Research and development	6,256	4,604	17,087	11,386
Sales and marketing	4,540	3,471	13,506	8,085
General and administrative	2,905	1,577	7,235	5,588
Total stock-based compensation expense	$15,588	$11,111	$42,775	$28,015

Total stock-based compensation expense includes a charge of $1.0 million for each of the three month periods ended January 31, 2020 and 2019 and $3.1 million and $3.5 million for the nine months ended January 31, 2020 and 2019, respectively, related to an expense arising from business combinations.

11. Net Loss Per Share Attributable to Ordinary Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(44,281)	$(21,351)	$(136,023)	$(67,468)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	80,737,237	70,725,336	77,713,604	49,261,240
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.55)	$(0.30)	$(1.75)	$(1.37)

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three and Nine Months Ended January 31,
	2020	2019
Stock options	16,836,324	25,237,122
Equity settled RSUs	2,223,605	477,955
Shares subject to repurchase	-	425,498
Contingently issuable shares	235,031	-
Total	19,294,960	26,140,575

12. Income Taxes

The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded income tax expense of $0.7 million for the three months ended January 31, 2020, a reduction of provision for income taxes of $0.6 million for the three months ended January 31, 2019, and a provision of $0.8 million and $0.9 million for the nine months ended January 31, 2020 and 2019, respectively. The provision related to income taxes was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.

The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax.  As of January 31, 2020, the Company’s net unrecognized tax benefits totaled $7.0 million, none of which would impact the effective tax rate before consideration of any valuation allowance.  The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next twelve months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s interim unaudited condensed consolidated financial statements.

13. Employee Benefit Plans

The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $2.0 million and $1.2 million of expense related to the 401(k) Plan during the three months ended January 31, 2020 and 2019, respectively, and $5.7 million and $3.4 million for the nine months ended January 31, 2020 and 2019, respectively.

The Company also has defined-contribution plans in certain other countries for which the Company recorded $1.1 million and $0.5 million of expense during the three months ended January 31, 2020 and 2019, respectively, and $2.7 million and $1.3 million for the nine months ended January 31, 2020 and 2019, respectively.

14. Segment Information

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
United States	$63,195	$39,558	$169,658	$110,378
Rest of world	49,986	31,277	134,339	80,676
Total revenue	$113,181	$70,835	$303,997	$191,054

Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of January 31, 2020	As of April 30, 2019
United States	$30,540	$3,219
The Netherlands	3,880	1,769
United Kingdom	6,437	251
Rest of world	915	209
Total long-lived assets	$41,772	$5,448

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

Overview

Elastic is a search company. We deliver technology that enables users to search through massive amounts of structured and unstructured data for a wide range of consumer and enterprise applications. Our primary offering is the Elastic Stack, a powerful set of software products that ingest and store data from any source, and in any format, and perform search, analysis, and visualization in milliseconds or less. The Elastic Stack is designed for direct use by developers to power a variety of use cases. We have also built software solutions on the Elastic Stack for enterprise search, observability, and security use cases. Our products are used by individual developers and organizations of all sizes across a wide range of industries.

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

Our business model is based on a combination of open source and proprietary software. We market and distribute the Elastic Stack and our solutions using a free and open distribution strategy. Developers are able to download our software directly from our website. Many features of our software can be used free of charge. Some are only available through paid subscriptions, which include access to specific proprietary features and also include support. These paid features can be unlocked without the need to re-deploy the software.

We believe that our distribution strategy drives a number of benefits for our users, our customers, and our company. It facilitates rapid and efficient developer adoption, particularly by empowering individual developers to download and use our software without payment, registration, or the friction of a formal sales interaction. It fosters a vibrant developer community around our products and solutions, which drives adoption of our products and increased interaction among users. Further, this approach enables community review of our code and products, which allows us to improve the reliability and security of our software.

We generate revenue primarily from sales of subscriptions for our software. We offer various subscription tiers that provide different levels of access to paid proprietary features and support. We do not sell support separately. Our subscription agreements for self-managed deployments typically have terms of one to three years and we bill for them annually in advance. Elastic Cloud customers may purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration. Subscriptions accounted for 92% and 91% of our total revenue in the nine months ended January 31, 2020 and 2019, respectively. We also generate revenue from consulting and training services.

We engage in various sales and marketing efforts to extend our free and open distribution model. We employ multi-touch marketing campaigns to nurture our users and customers and keep them engaged after they download our software. Additionally, we maintain direct sales efforts focused on users and customers who have adopted our software, as well as departmental decision-makers and senior executives who have broad purchasing power in their organizations. Our sales teams are primarily segmented by geographies and secondarily by the employee count of our customers. They focus on both initial conversion of users into customers and additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.

We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 1,892 employees as of January 31, 2020.

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

As large organizations expand their use of the Elastic Stack across multiple use cases, projects, divisions and users, they often begin to require centralized provisioning, management and monitoring across multiple deployments. To satisfy these requirements, we offer the Elastic Enterprise subscription. We will continue to focus some of our direct sales efforts on driving adoption of our paid offerings.

Increasing adoption of Elastic Cloud.    Elastic Cloud, our family of SaaS products that includes Elasticsearch Service, Site Search Service, and App Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for SaaS deployment alternatives with reduced administrative burdens. In some cases, open source users that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. In the nine months ended January 31, 2020 and 2019, Elastic Cloud contributed 21% and 17% of our total revenue, respectively. We believe that offering a SaaS deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting and managing costs.

Components of Results of Operations

Revenue

Subscription.    Our revenue is primarily generated through the sale of subscriptions to software which is either self-managed by the user or hosted and managed by us in the cloud. Subscriptions provide access to paid proprietary software features and access to support for our paid and unpaid software.

A portion of the revenue from self-managed subscriptions is generally recognized up front at the point in time when the license is delivered. This revenue is presented as License – self-managed in our condensed consolidated statements of operations. The remainder of revenue from self-managed subscriptions is recognized ratably over the subscription term while revenue from subscriptions that require access to the cloud or that are hosted and managed by us in the cloud is recognized ratably over the subscription term or on a usage basis; both are presented within Subscription – self-managed and SaaS in our condensed consolidated statements of operations.

Professional services.    Professional services revenue comprises consulting services as well as public and private training. Professional services revenue is typically recognized at the point in time the services are delivered.

Cost of Revenue

Subscription.    Cost of license – self-managed consists of amortization of certain intangible assets. Cost of subscription – self-managed and SaaS consists primarily of personnel and related costs for employees associated with supporting our subscription arrangements, certain third-party expenses, and amortization of certain intangible and other assets. Personnel and related costs, or personnel costs, comprise cash compensation, benefits and stock-based compensation to employees, costs of third-party contractors, and allocated overhead costs. Third-party expenses consist of cloud hosting costs and other expenses directly associated with our customer support. We expect our cost of subscription – self-managed and SaaS to increase in absolute dollars as our subscription revenue increases.

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

Gross profit and gross margin.    Gross profit represents revenue less cost of revenue. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the timing of our acquisition of new customers and our renewals with existing customers, the average sales price of our subscriptions and professional services, the amount of our revenue represented by hosted services, the mix of subscriptions sold, the mix of revenue between subscriptions and professional services, the mix of professional services between consulting and training, transaction volume growth and support case volume growth. We expect our gross margin to fluctuate over time depending on the factors described above. We expect our revenue from Elastic Cloud to increase as a percentage of total revenue, which we expect will adversely impact our gross margin as a result of the associated hosting and managing costs.

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

Provision for (Benefit From) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes related to the Netherlands, U.S. federal, state and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, non-deductible stock-based compensation and changes in our valuation allowance.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
	(in thousands)
Revenue
License - self-managed	$14,495	$9,406	$36,674	$26,850
Subscription - self-managed and SaaS	89,703	55,180	241,593	147,781
Total subscription revenue	104,198	64,586	278,267	174,631
Professional services	8,983	6,249	25,730	16,423
Total revenue	113,181	70,835	303,997	191,054
Cost of revenue (1)(2)(3)
Cost of license - self-managed	347	96	602	290
Cost of subscription - self-managed and SaaS	23,196	13,941	60,832	37,012
Total cost of revenue - subscription	23,543	14,037	61,434	37,302
Cost of professional services	9,862	6,387	26,983	17,266
Total cost of revenue	33,405	20,424	88,417	54,568
Gross profit	79,776	50,411	215,580	136,486
Operating expenses(1)(2)(3)(4)
Research and development	46,119	25,850	119,779	70,163
Sales and marketing	54,829	37,196	160,860	102,252
General and administrative	21,096	11,151	71,472	33,342
Total operating expenses	122,044	74,197	352,111	205,757
Operating loss (1)(2)(3)(4)	(42,268)	(23,786)	(136,531)	(69,271)
Other income (expense), net	(1,339)	1,877	1,276	2,737
Loss before income taxes	(43,607)	(21,909)	(135,255)	(66,534)
Provision for (benefit from) income taxes	674	(558)	768	934
Net loss	$(44,281)	$(21,351)	$(136,023)	$(67,468)

(1) Includes stock-based compensation expense as follows:

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$1,008	$1,095	$2,869	$2,188
Cost of professional services	879	364	2,078	768
Research and development	6,256	4,604	17,087	11,386
Sales and marketing	4,540	3,471	13,506	8,085
General and administrative	2,905	1,577	7,235	5,588
Total stock-based compensation expense	$15,588	$11,111	$42,775	$28,015

(2) Includes employer payroll taxes on employee stock transactions as follows (information for three and nine months ended January 31, 2019 is not meaningful):

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$21	$-	$321	$-
Cost of professional services	16	-	136	-
Research and development	238	-	1,886	-
Sales and marketing	335	-	2,816	-
General and administrative	129	-	1,489	-
Total employer payroll taxes on employee stock-based transactions	$739	$-	$6,648	$-

(3) Includes amortization of acquired intangible assets as follows:

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
	(in thousands)
Cost of Revenue
Cost of license - self-managed	$347	$96	$602	$290
Cost of subscription - self-managed and SaaS	2,660	638	4,057	1,851
Sales and marketing	1,451	38	1,859	115
Total amortization of acquired intangibles	$4,458	$772	$6,518	$2,256

(4) Includes acquisition-related expenses as follows:

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
	(in thousands)
Research and development	$-	$173	$34	$521
Sales and marketing	395	-	508	-
General and administrative	933	-	17,220	259
Total acquisition-related expenses	$1,328	$173	$17,762	$780

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019

Revenue
License - self-managed	13%	13%	12%	14%
Subscription - self-managed and SaaS	79%	78%	80%	77%
Total subscription revenue	92%	91%	92%	91%
Professional services	8%	9%	8%	9%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	21%	20%	20%	20%
Total cost of revenue - subscription	21%	20%	20%	20%
Cost of professional services	9%	9%	9%	9%
Total cost of revenue	30%	29%	29%	29%
Gross profit	70%	71%	71%	71%
Operating expenses(1)(2)(3)(4)
Research and development	41%	36%	39%	37%
Sales and marketing	48%	52%	53%	53%
General and administrative	18%	16%	24%	17%
Total operating expenses	107%	104%	116%	107%
Operating loss (1)(2)(3)(4)	(37)%	(33)%	(45)%	(36)%
Other income (expense), net	(2)%	2%	0%	1%
Loss before income taxes	(39)%	(31)%	(45)%	(35)%
Provision for (benefit from) income taxes	0%	(1)%	0%	0%
Net loss	(39)%	(30)%	(45)%	(35)%

(1) Includes stock-based compensation expense as follows:

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
Cost of Revenue
Cost of subscription - self managed and SaaS	1%	2%	1%	1%
Cost of professional services	1%	0%	1%	1%
Research and development	5%	7%	6%	6%
Sales and marketing	4%	5%	4%	4%
General and administrative	3%	2%	2%	3%
Total stock-based compensation expense	14%	16%	14%	15%

(2) Includes employer payroll taxes on employee stock transactions as follows (information for three and nine months ended January 31, 2019 is not meaningful):

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
Cost of Revenue
Cost of subscription - self managed and SaaS	0%	0%	0%	0%
Cost of professional services	0%	0%	0%	0%
Research and development	0%	0%	1%	0%
Sales and marketing	1%	0%	1%	0%
General and administrative	0%	0%	0%	0%
Total employer payroll taxes on employee stock-based transactions	1%	0%	2%	0%

(3) Includes amortization of acquired intangible assets as follows:

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
Cost of Revenue
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	3%	1%	1%	1%
Sales and marketing	1%	0%	1%	0%
Total amortization of acquired intangibles	4%	1%	2%	1%

(4) Includes acquisition-related expenses as follows:

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
Research and development	0%	0%	0%	1%
Sales and marketing	0%	0%	0%	0%
General and administrative	1%	0%	6%	0%
Total acquisition-related expenses	1%	0%	6%	1%

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(dollars in thousands)
Gross profit	$79,776	$50,411	$215,580	$136,486
Stock-based compensation expense	1,887	1,459	4,947	2,956
Employer payroll taxes on employee stock transactions	37	-	457	-
Amortization of acquired intangibles	3,007	734	4,659	2,141
Non-GAAP gross profit	$84,707	$52,604	$225,643	$141,583
Gross margin	70%	71%	71%	71%
Non-GAAP gross margin (non-GAAP gross profit as a percentage of revenue)	75%	74%	74%	74%

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(dollars in thousands)
Operating loss	$(42,268)	$(23,786)	$(136,531)	$(69,271)
Stock-based compensation expense	15,588	11,111	42,775	28,015
Employer payroll taxes on employee stock transactions	739	-	6,648	-
Amortization of acquired intangibles	4,458	772	6,518	2,256
Acquisition-related expenses	1,328	173	17,762	780
Non-GAAP loss from operations	$(20,155)	$(11,730)	$(62,828)	$(38,220)
Operating margin	(37)%	(34)%	(45)%	(36)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(18)%	(17)%	(21)%	(20)%

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

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(dollars in thousands)
Net cash used in operating activities	$(23,227)	$(8,697)	$(24,631)	$(4,147)
Purchases of property and equipment	(1,007)	(1,187)	(4,237)	(2,359)
Free cash flow	$(24,234)	$(9,884)	$(28,868)	$(6,506)
Net cash used in investing activities	$(1,007)	$(1,187)	$(28,610)	$(4,345)
Net cash provided by (used in) financing activities	$11,024	$(2,669)	$47,698	$266,805
Net cash used in operating activities (as a percentage of total revenue)	(21)%	(12)%	(8)%	(2)%
Less: Purchases of property and equipment (as a percentage of total revenue)	(1)%	(2)%	(1)%	(1)%
Free cash flow margin	(21)%	(14)%	(9)%	(3)%

Calculated Billings

We define calculated billings as total revenue plus the increase in total deferred revenue as presented on or derived from our condensed consolidated statements of cash flows less the (increase) decrease in total unbilled accounts receivable in a given period. Calculated billings exclude the effects of deferred revenue and unbilled accounts receivable acquired through acquisitions.  For annual contracts, we generally invoice customers at the time of entering into the contract. For multi-year contracts, we generally invoice customers for the first year at the time of entering into the contract, and then annually prior to each anniversary of the contract start date. Some Elastic Cloud customers purchase subscriptions on a month-to-month basis, which are usually invoiced monthly in arrears. Training and consulting services are invoiced either at the time of contract or at the time of delivery, based on the arrangement with the customer. Our management uses calculated billings to understand and evaluate our near-term cash flows and operating results.

The following table presents our calculated billings for the periods presented and a reconciliation of calculated billings to total revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Total revenue	$113,181	$70,835	$303,997	$191,054
Add: Increase in total deferred revenue	9,188	9,633	33,666	37,311
(Increase) decrease in unbilled accounts receivable	535	(639)	(64)	(794)
Calculated billings	$122,904	$79,829	$337,599	$227,571

Calculated billings increased 54% for the three months ended January 31, 2020 over the three months ended January 31, 2019 and 48% for the nine months ends January 31, 2020 over the nine months ended January 31, 2019. As calculated billings continue to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by quarterly fluctuations and seasonality based on the timing of entering into new agreements with customers, the timing of renewals, and the mix between annual and monthly contracts entered in each reporting period. Foreign exchange rate movements may also impact calculated billings.

Comparison of Three Months Ended January 31, 2020 and 2019

Revenue

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue
License - self-managed	$14,495	$9,406	$5,089	54%
Subscription - self-managed and SaaS	89,703	55,180	34,523	63%
Total subscription revenue	104,198	64,586	39,612	61%
Professional services	8,983	6,249	2,734	44%
Total revenue	$113,181	$70,835	$42,346	60%

Total revenue increased by $42.3 million, or 60%, in the three months ended January 31, 2020, compared to the same period of the prior year.

Total subscription revenue increased $39.6 million, or 61%, in the three months ended January 31, 2020 compared to the same period of the prior year.  The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 10,500 customers compared to over 7,200 customers in the same period of the prior year.

Professional services revenue increased by $2.7 million, or 44%, in the three months ended January 31, 2020, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$347	$96	$251	261%
Cost of subscription - self-managed and SaaS	23,196	13,941	9,255	66%
Total cost of revenue - subscription	23,543	14,037	9,506	68%
Cost of professional services	9,862	6,387	3,475	54%
Total cost of revenue	$33,405	$20,424	$12,981	64%
Gross profit	$79,776	$50,411	$29,365	58%
Gross margin:
License - self-managed	98%	99%
Subscriptions - self-managed and SaaS	74%	75%
Total subscription margin	77%	78%
Professional services	(10)%	(2)%
Total gross margin	70%	71%

Total cost of subscription revenue increased by $9.5 million, or 68%, in the three months ended January 31, 2020 compared to the same period of the prior year. This increase was primarily due to an increase of $6.0 million in cloud hosting costs, an increase of $2.0 million in intangible asset amortization and an increase of $0.9 million in personnel and related costs due to growth in headcount in our support organization.

Total subscription margin decreased slightly to 77% for the three months ended January 31, 2020 from 78% in the three months ended January 31, 2019.  This decrease is due to growth and related investment in our SaaS offerings which incur costs related to cloud hosting and the increased costs associated with scaling our support organization.

Cost of professional services revenue increased by $3.5 million, or 54%, in the three months ended January 31, 2020 compared to the same period of the prior year.  This increase was primarily due to an increase of $3.3 million in personnel and related costs, including $0.5 million in stock-based compensation, due to growth in headcount.

Gross margin for professional services revenue was (10)% in the three months ended January 31, 2020 compared to (2)% the three months ended January 31, 2019. Historically, our professional services offerings have primarily consisted of training, however, we have recently experienced increased demand for consulting services. In the three months ended January 31, 2020, we have invested in headcount for our professional services organization that we believe will be needed as we continue to grow. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.

Operating Expenses

Research and development

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$46,119	$25,850	$20,269	78%

Research and development expense increased by $20.3 million, or 78%, in the three months ended January 31, 2020 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $14.8 million, travel cost increased $2.5 million, rent increased $1.2 million and software and equipment expense increased $0.9 million primarily as a result of growth in headcount.  Cloud hosting costs incurred in development also increased $0.7 million.  The increase in personnel and related costs includes an increase of $11.8 million in salaries and related taxes, and an increase of $1.7 million in stock-based compensation expense.

Sales and marketing

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$54,829	$37,196	$17,633	47%

Sales and marketing expense increased by $17.6 million, or 47%, in the three months ended January 31, 2020 compared to the same period of the prior year. This increase was primarily due to increases of $12.6 million in personnel and related costs and $0.5 million in software and equipment charges as we continued to increase our sales and marketing headcount.  In addition, marketing expenses increased $1.5 million as we increased the reach of our global marketing campaigns and amortization of acquired intangible assets increased by $1.4 million.  The increase in personnel and related costs includes an increase of $8.2 million in salaries and related taxes, an increase of $1.0 million in commissions expense related to the amortization of contract acquisition costs and an increase of $1.1 million in stock-based compensation expense.

General and administrative

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$21,096	$11,151	$9,945	89%

General and administrative expense increased by $9.9 million, or 89%, in the three months ended January 31, 2020 compared to the same period of the prior year. As a result of our continued investment in headcount, personnel and related costs increased by $8.1 million.  Legal and professional advisory expenses increased by $2.1 million in the three months ended January 31, 2020 compared to the same period of the prior year due primarily to expenses incurred in connection with the acquisition of Endgame and international expansion. The increase in personnel and related costs includes an increase of $4.9 million in salaries and related taxes, an increase of $1.3 million in stock-based compensation expense and an increase in acquisition-related compensation of $0.6 million.

Other Income (Expense), Net

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income (expense), net	$(1,339)	$1,877	$(3,216)	(171)%

Other expense, net was $1.4 million in the three months ended January 31, 2020 compared to other income, net of $1.9 million in the same period of the prior year. This decrease was primarily due to a negative impact of foreign currency fluctuations of $2.8 million and a $0.6 million decrease in interest income on money market funds.

Provision for (Benefit From) Income Taxes

	Three Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$674	$(558)	$1,232	(221)%

The provision for income taxes increased $1.2 million in the three months ended January 31, 2020 compared to the same period in the prior year. Our effective tax rate was (2)% and 3% of our net loss before taxes for the three months ended January 31, 2020 and 2019, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax provision expense from the prior year is due to the full valuation allowance for the net losses from the Netherlands, United States and United Kingdom.

Comparison of Nine Months Ended January 31, 2020 and 2019

Revenue

	Nine Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue
License - self-managed	$36,674	$26,850	$9,824	37%
Subscription - self-managed and SaaS	241,593	147,781	93,812	63%
Total subscription revenue	278,267	174,631	103,636	59%
Professional services	25,730	16,423	9,307	57%
Total revenue	$303,997	$191,054	$112,943	59%

Total revenue increased by $112.9 million, or 59%, in the nine months ended January 31, 2020, compared to the same period of the prior year.

Total subscription revenue increased $103.6 million, or 59%, in the nine months ended January 31, 2020 compared to the same period of the prior year.  The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions and we grew our subscription customer base to over 10,500 customers compared to over 7,200 customers in the same period of the prior year.

Professional services revenue increased by $9.3 million, or 57%, in the nine months ended January 31, 2020, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Nine Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$602	$290	$312	108%
Cost of subscription - self-managed and SaaS	60,832	37,012	23,820	64%
Total cost of revenue - subscription	61,434	37,302	24,132	65%
Cost of professional services	26,983	17,266	9,717	56%
Total cost of revenue	$88,417	$54,568	$33,849	62%
Gross profit	$215,580	$136,486	$79,094	58%
Gross margin:
License - self-managed	98%	99%
Subscriptions - self-managed and SaaS	75%	75%
Total subscription margin	78%	79%
Professional services	(5)%	(5)%
Total gross margin	71%	71%

Total cost of subscription revenue increased by $24.1 million, or 65%, in the nine months ended January 31, 2020 compared to the same period of the prior year. This increase was primarily due to an increase of $15.5 million in cloud hosting costs and an increase of $4.3 million in personnel and related costs due to growth in headcount in our support organization. Amortization of intangible assets also increased $2.2 million.  Stock-based compensation expense, included within personnel and related costs, increased by $0.7 million year over year.

Total subscription margin decreased to 78% in the nine months ended January 31, 2020 from 79% in the nine months ended January 31, 2019.  This decrease is due to growth and related investment in our SaaS offerings which incur costs related to cloud hosting and the increased costs associated with scaling our support organization.

Cost of professional services revenue increased by $9.7 million, or 56%, in the nine months ended January 31, 2020 compared to the same period of the prior year.  This increase was primarily due to an increase of $8.7 million in personnel and related costs, including $1.3 million in stock-based compensation, and $0.5 million in software and equipment charges due to growth in headcount.

Gross margin for professional services revenue remained flat at (5)% in the nine months ended January 31, 2020 and nine months ended January 31, 2019. Historically, our professional services offerings have primarily consisted of training, however, we have recently experienced increased demand for consulting services. In the nine months ended January 31, 2020, we have invested in headcount for our professional services organization that we believe will be needed as we continue to grow. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.

Operating Expenses

Research and development

	Nine Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$119,779	$70,163	$49,616	71%

Research and development expense increased by $49.6 million, or 71%, in the nine months ended January 31, 2020 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $39.1 million and software, equipment expense increased $2.5 million and rent increased $2.1 million primarily as a result of growth in headcount.  Cloud hosting costs incurred in development also increased $2.3 million.  The increase in personnel and related costs includes an increase of $29.4 million in salaries and related taxes and an increase of $5.7 million in stock-based compensation expense.

Sales and marketing

	Nine Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$160,860	$102,252	$58,608	57%

Sales and marketing expense increased by $58.6 million, or 57%, in the nine months ended January 31, 2020 compared to the same period of the prior year. This increase was primarily due to increases of $44.4 million in personnel related costs, $2.5 million in software and equipment charges and $2.4 million in rent as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased $3.7 million as we increased the reach of our global marketing campaigns and amortization of intangible assets increased $1.7 million. The increase in personnel and related costs includes an increase of $27.4 million in salaries and related taxes, an increase of $5.7 million in commissions expense related to the amortization of contract acquisition costs and an increase of $5.4 million in stock-based compensation expense.

General and administrative

	Nine Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$71,472	$33,342	$38,130	114%

General and administrative expense increased by $38.1 million, or 114%, in the nine months ended January 31, 2020 compared to the same period of the prior year. As a result of our continued investment in headcount, personnel and related costs increased by $30.9 million.  In addition, legal and professional advisory expenses also increased by $7.2 million in the nine months ended January 31, 2020 compared to the same period of the prior year due to expenses incurred in connection with the acquisition of Endgame and as we invested in transitioning to being a public company, as well as in international expansion. The increase in personnel and related costs includes an increase in salaries and related taxes of $13.6 million, an increase in acquisition-related compensation of $12.3 million and an increase of $1.6 million in stock-based compensation.

Other Income, Net

	Nine Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income (expense), net	$1,276	$2,737	$(1,461)	(53)%

Other income, net decreased $1.5 million, or 53%, in the nine months ended January 31, 2020 compared to the same period of the prior year. This decrease was primarily due to a negative impact of foreign currency fluctuations of $3.0 million and a decrease of $0.5 million in other income which were partially offset by an increase of $2.0 million in interest income.

Provision for Income Taxes

	Nine Months Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for income taxes	$768	$934	$(166)	(18)%

The provision for income taxes decreased $0.2 million in the nine months ended January 31, 2020 compared to the same period in the prior year. Our effective tax rate was (1)% of our net loss before taxes for both the nine months ended January 31, 2020 and 2019. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The decrease in tax provision expense from the prior year is due to use of certain tax attributes for the United States and United Kingdom.

Liquidity and Capital Resources

Through January 31, 2020, we have financed our operations principally through sales of our equity securities, as well as payments received from customers.

As of January 31, 2020, we had cash and cash equivalents and restricted cash of $294.1 million and $2.3 million, respectively, and working capital of $158.0 million. Our restricted cash consists primarily of cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $453.1 million as of January 31, 2020. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(24,631)	$(4,147)
Net cash used in investing activities	$(28,610)	$(4,345)
Net cash provided by financing activities	$47,698	$266,805

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended January 31, 2020 was $24.6 million, which resulted from a net loss of $136.0 million adjusted for non-cash charges of $86.4 million and net cash inflow of $24.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $42.8 million for stock-based compensation expense, $20.6 million for amortization of deferred contract acquisition costs, $8.8 million of non-cash acquisition-related costs, $8.6 million of depreciation and intangible asset amortization expense and $5.2 million in non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was the result of an increase of $33.7 million in deferred revenue, a net increase of $12.0 million in accounts payable, accrued expenses, accrued compensation and benefits and a $10.9 million decrease in accounts receivable These inflows were partially offset by an increase in deferred contract acquisition costs of $26.4 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, a $4.6 million increase in operating lease liabilities and an increase of $0.6 million in prepaid expenses and other assets.

Net cash used in operating activities during the nine months ended January 31, 2019 was $4.1 million, which resulted from a net loss of $67.5 million adjusted for non-cash charges of $48.1 million and net cash inflow of $15.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $28.0 million for stock-based compensation expense, $14.7 million for amortization of deferred contract acquisition costs, $4.4 million of depreciation and intangible asset amortization expense, $0.9 million in deferred income taxes and $0.1 million of other non-cash charges. The net cash inflow from changes in operating assets and liabilities was the result of an increase of $37.3 million in deferred revenue and a $8.4 million net increase in accounts payable, accrued expenses and accrued compensation and benefits due to growth in our business and higher headcount.  These inflows were partially offset by an increase in deferred contract acquisition costs of $20.4 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, a net increase of $7.9 million in prepaid expenses and other assets and a $2.2 million increase in accounts receivable due to higher billings.
Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended January 31, 2020 was $28.6 million due to $24.4 million used in the acquisition of Endgame and $4.2 million of capital expenditures during the period.

Net cash used in investing activities during the nine months ended January 31, 2019 was $4.3 million, which resulted from $2.4 million of capital expenditures and $2.0 million used in the acquisition of Lambda Lab Corp.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $47.7 million during the nine months ended January 31, 2020 was due to $50.6 million proceeds from option exercises during the period, which was partially offset by payment of withholding taxes of $2.8 million of acquisition expense that was settled in ordinary shares of the Company.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. In December 2019, we entered into an amendment to a cloud hosting agreement for total minimum commitments of $100 million, payable over four years. Other than as described above and except for those disclosed in Notes 7 and 8 of our accompanying Notes to Condensed Consolidated Financial Statements in Part 1, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended April 30, 2019.

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

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $296.4 million as of January 31, 2020. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.

Foreign Currency Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For the nine months ended January 31, 2020, we recorded a loss of $2.4 million on foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

As of January 31, 2020, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, and restricted cash balances.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in the three and nine months ended January 31, 2020, because our sales and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the same periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 10,500 as of January 31, 2020. The growth and expansion of our business and offerings places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.

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

We have incurred losses in each year since our incorporation. We incurred a net loss of $136.0 million in the nine months ended January 31, 2020 and $102.3 million, $52.7 million and $52.0 million in the years ended April 30, 2019, 2018 and 2017, respectively.  As a result, we had an accumulated deficit of $453.1 million as of January 31, 2020. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

We may not be able to compete successfully against current and future competitors.

The market for our products is highly competitive, quickly evolving, and subject to rapid changes in technology. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•	product capabilities, including speed, scale, and relevance, with which to power search experiences;
•	an extensible product “stack” that enables developers to build a wide variety of solutions;
•	powerful and flexible technology that can manage a broad variety and large volume of data;
•	ease of deployment and ease of use;
•	ability to address a variety of evolving customer needs and use cases;
•	strength and execution of sales and marketing strategies;
•	flexible deployment model across on-premises, cloud, or hybrid environments;
•	productized solutions engineered to be rapidly adopted to address specific applications;
•	mindshare with developers and IT executives;
•	adoption of products by many types of users (developers, architects, DevOps personnel, IT professionals, security analysts, and departmental and organizational leaders);
•	enterprise-grade technology that is secure and reliable;
•	size of customer base and level of user adoption;
•	quality of training, consulting, and customer support;
•	brand awareness and reputation; and
•	low total cost of ownership.

We face competition from both established and emerging competitors. Our current primary competitors generally fall into the following categories:

•

For enterprise search (app search, site search, and workplace search): incumbent offerings such as Solr (open source offering), Lucidworks Fusion, search tools including Google Custom Search Engine (an advertisement-based site search tool with limited user controls), Google Site Search and Google Search Appliance (both of which Google has declared to be end-of-life and stopped selling), and workplace search tools including Coveo, Endeca (acquired by Oracle) and Autonomy (acquired by HP and now offered by Micro Focus).

•

For observability (logging, APM, metrics, and uptime monitoring): software vendors with specific observability solutions to analyze logging data, APM data, metrics, or infrastructure uptime, such as Splunk, New Relic, Dynatrace, AppDynamics (owned by Cisco Systems) and Datadog.

•

For security (endpoint security and security information and event management (SIEM)): security analytics solutions vendors such as Splunk and ArcSight SIEM (offered by Micro Focus) and endpoint security vendors such as CrowdStrike, Carbon Black (acquired by VMware), McAfee and Symantec (acquired by Broadcom).

•

Certain cloud hosting providers, including Amazon Web Services, that offer SaaS products based on Elastic’s open source components. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.

Some of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching and successful sales and marketing campaigns, have more experienced sales professionals, and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. New start-up companies that innovate and large competitors that are making significant investments in research and development may develop similar offerings that compete with our offerings or that achieve greater market acceptance than our offerings. This could attract customers away from our offerings and reduce our market share. If we are unable to anticipate or react to these competitive challenges, our competitive position would weaken, which would adversely affect our business and results of operations.

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

The markets for certain of our products, such as our enterprise search, observability and security solutions, are relatively new, rapidly evolving or unproven. Accordingly, it is difficult to predict customer adoption and renewals for these products, customers’ demand for these products, the size, growth rate, expansion, and longevity of these markets, the entry of competitive products, or the success of existing competitive products. Our ability to penetrate these new and evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with our products. If these markets do not continue to grow as expected, or if we are unable to anticipate or react to changes in these markets, our competitive position would weaken, which would adversely affect our business and results of operations.

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

Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

•	our ability to attract new and retain existing customers;
•	the loss of existing customers;
•	customer renewal rates;
•	our ability to successfully expand our business in the U.S. and internationally;
•	our ability to foster an ecosystem of developers and users to expand the use cases of our products;
•	our ability to gain new partners and retain existing partners;
•	fluctuations in the growth rate of the overall market that our products address;
•	fluctuations in the mix of our revenue, which may impact our gross margins and operating income;
•

the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including investments in sales and marketing, research and development and general and administrative resources;

•	network outages or performance degradation of Elastic Cloud;
•	actual or perceived breaches of, or failures relating to, security, privacy, or data protection;
•	additions or departures of key personnel;
•	the impact of catastrophic events, man-made problems such as terrorism, natural disasters and public health epidemics;
•	general economic, industry and market conditions;
•	increases or decreases in the number of elements of our subscriptions or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	the budgeting cycles and purchasing practices of customers;
•	decisions by potential customers to purchase alternative solutions;
•	decisions by potential customers to develop in-house solutions as alternatives to our products;
•	insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our offerings;
•	our ability to collect timely on invoices or receivables;
•	delays in our ability to fulfill our customers’ orders;
•	the cost and potential outcomes of future litigation or other disputes;

•	future accounting pronouncements or changes in our accounting policies;
•	our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•	fluctuations in stock-based compensation expense;
•	fluctuations in foreign currency exchange rates;
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

We offer certain features of our products as open source software with no payment required, and also offer some of our proprietary features with no payment required. Customers purchase subscriptions in order to gain access to additional functionality and support. Our future success depends on our ability to sell our subscriptions to new customers and to expand the deployment of our offerings with existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions. Our ability to sell new subscriptions depends on a number of factors, including the prices of our offerings, the prices of products offered by our competitors, and the budgets of our customers. We also face difficulty in displacing the products of incumbent competitors. In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our customers purchase additional subscriptions and expand the value of existing subscriptions depends on a number of factors, including customers’ level of satisfaction with our offerings, the nature and size of the deployments, the desire to address additional use cases, and the perceived need for additional features, as well as general economic conditions. We rely in large part on our customers to identify new use cases for our products in order to expand such deployments and grow our business. If our customers do not recognize the potential of our offerings, our business would be materially and adversely affected. If our efforts to sell subscriptions to new customers and to expand deployments at existing customers are not successful, our total revenue and revenue growth rate may decline and our business will suffer.

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

Anyone may obtain access to the source code for our open source features and then redistribute it (either in a modified or unmodified form) and use it to compete in our markets. Additionally, we make the source code of our proprietary features for the Elastic Stack and solutions publicly available, which may enable others to compete more effectively. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the permissions allowed under open source licensing. It is possible for competitors to develop their own software, including software based on our products, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, Amazon offers some of our open source features as part of its Amazon Web Services offering. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon’s offerings may reduce the demand for our offerings and the pricing of Amazon’s offerings may limit our ability to adjust the price of our products. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.

If we do not effectively expand and train our sales force, we may be unable to add new customers, increase sales to existing customers or expand the value of our existing customers’ subscriptions and our business will be adversely affected.

We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth, and as we introduce new products, solutions and marketing strategies, we may need to re-train existing sales personnel.  New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly as we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions, and our business model.  Moreover, Endgame’s former sales force is small and the rest of our sales force has no experience selling Endgame’s endpoint security products. If we are unable to hire and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

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

Subscription revenue accounts for the substantial majority of our revenue, comprising 92%, 91% and 93% of total revenue in the nine months ended January 31, 2020 and the years ended April 30, 2019 and 2018, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.

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

Certain cloud hosting providers, including Amazon Web Services, provide SaaS offerings based on open source components of the Elastic Stack, using the names of those open source components in marketing such offerings. These offerings are not supported by us and come without any of our proprietary features. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology, or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their open source offerings. Users, customers, and potential customers could confuse these third party products with our own products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products. Any damage to our reputation and brand from defective implementations of our open source software could result in lost sales and lack of market acceptance of our products and could adversely affect our business and growth prospects.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations. The loss of services of any of our key personnel also increases our dependency on other key personnel who remain with us. Although we have entered into employment offer letters with our key personnel, their employment is for no specific duration and constitutes at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products.

Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer and Chairman, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. For example, we recently announced the transition of Aaron Katz from Chief Revenue Officer to an advisory role in which he is expected to serve through August 1, 2020. Although we believe the leadership transition is in the best interest of our shareholders and broader stakeholders, Mr. Katz possesses deep institutional knowledge and relationships with our customers, partners and employees, and his transition and eventual departure may disrupt our operations and relationships with our customers, partners and employees, result in added costs associated with the transition, cause operational inefficiencies, adversely impact our ability to implement certain strategies or transactions, decrease employee morale and productivity and increase turnover. If we are unable to mitigate these or other similar risks as we experience management turnover, our business, results of operation and financial condition may be adversely affected.

Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

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

We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire aggressively as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Moreover, many of our existing employees may be able to receive significant proceeds from sales of our ordinary shares in the public markets, which could lead to employee attrition and disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our substantial anticipated headcount growth may result in a change to our corporate culture, which could harm our business.

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

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights.  The source code of the proprietary features for the Elastic Stack and solutions is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of January 31, 2020, we had 13 issued U.S. patents, 50 pending U.S. patent applications, and 12 pending non-U.S. filings, including four patent cooperation treaty patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

In connection with the operation of our business, we may collect, store, transfer and otherwise process certain personal data. As a result, our business is subject to a variety of government and industry regulations, as well as other obligations, related to privacy, data protection and information security.

Privacy, data protection and information security have become significant issues in various jurisdictions where we offer our products. The regulatory frameworks for these issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. For example, the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for California residents, took effect on January 1, 2020.  The CCPA provides for civil penalties and a private right of action for violations, which may increase our compliance costs and potential liability.  Other U.S. states also are considering omnibus privacy legislation.  Industry organizations also regularly adopt and advocate for new standards in these areas. Many obligations under the CCPA and these other laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business.  If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.

In the United States, we may be subject to investigation and/or enforcement actions brought by federal agencies and state attorneys general and consumer protection agencies. We publicly post statements and other documentation regarding our practices concerning the processing, use and disclosure of personally identifiable information. Although we endeavor to comply with our published statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy statement and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Internationally, most jurisdictions in which we operate have established their own data security, privacy and data protection legal frameworks with which we or our customers must comply. Within the European Union, the European General Data Protection Regulation, or GDPR, became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of personal data. As compared to the previously effective data protection law in the European Union, the GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher.

We have incurred substantial expense in complying with new data protection and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our revenue and our business overall. Additionally, because these new regimes lack a substantial enforcement history, we are unable to predict how emerging standards may be applied to us. Despite our efforts to attempt to comply with new data protection obligations, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

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

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we or our payment processors fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers increasingly expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, infectious diseases and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations and financial condition could be adversely affected.

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

As of January 31, 2020, we had customers located in over 120 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of January 31, 2020, we had employees located in over 35 countries. Our current international operations involve, and future initiatives will involve, a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•

different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	exposure to many stringent, particularly in the European Union, and potentially inconsistent laws and regulations relating to privacy, data protection and information security;
•	changes in a specific country’s or region’s political or economic conditions;
•	Political, economic and trade uncertainties related to the effect of Brexit on the economies of United Kingdom, European Union, United States and other countries;
•	risks resulting from changes in currency exchange rates;
•	the impact of public health epidemics on our employees, partners and customers, such as the coronavirus (COVID-19), currently impacting China and various regions in the world;
•

challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•

risks relating to the implementation of trade and economic sanctions, including restrictions promulgated by the OFAC, and other similar trade protection regulations and measures in the United States or in other jurisdictions;

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

If we are unable to address these difficulties and challenges or other problems encountered in connection with our international operations and expansion, we might incur unanticipated liabilities, or we might otherwise suffer harm to our business generally.

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

We are subject to the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell our offerings and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that our employees or agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

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

Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. For example, on June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner, upholding the U.S. Treasury Department’s regulations requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement.  This opinion reversed the prior decision of the U.S. Tax Court. Altera has since filed a petition to appeal the decision with the Supreme Court on February 10, 2020. We will continue to monitor developments and potential impacts arising therefrom to our consolidated financial statements.  Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity. In the event our or our partners abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, other geo-political unrest or health issues, such as an outbreak of pandemic or epidemic diseases, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. For example, the recent coronavirus (COVID-19) outbreak, which was first identified in Wuhan, China, and has since spread to several countries across the world, could disrupt or have a material adverse effect on our business or the business of our partners and customers. The extent to which the coronavirus (COVID-19) outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. In addition, a health epidemic could adversely affect the economies of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

A portion of our subscriptions are generated, and operating expenses are incurred, outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. The strengthening of the U.S. dollar increases the real cost of our offerings to our customers outside of the United States, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

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

Our executive officers, directors, and affiliated entities together beneficially owned 32.4% of our ordinary shares outstanding as of January 31, 2020. As a result, these shareholders, acting together, will have control over most matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of associations and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.

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

In addition, holders of an aggregate of 23,643,184 ordinary shares, based on shares outstanding as of January 31, 2020, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also registered the offer and sale of all ordinary shares that we may issue under our equity compensation plan.

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

As a Dutch company we are subject to the Dutch Corporate Governance Code, or DCGC. The DCGC contains both principles and suggested governance provisions for management boards, supervisory boards, shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the suggested governance provisions of the DCGC. If they do not comply with those provisions (e.g., because of a conflicting requirement), the company is required to give the reasons for such noncompliance. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including the New York Stock Exchange, or NYSE. The principles and suggested governance provisions apply to our board of directors (in relation to role and composition, conflicts of interest and independency requirements, board committees and remuneration), shareholders and the General Meeting (for example, regarding anti-takeover protection and our obligations to provide information to our shareholders) and financial reporting (such as external auditor and internal audit requirements). We comply with all applicable provisions of the DCGC except where such provisions conflict with U.S. exchange listing requirements or with market practices in the United States or the Netherlands. This may affect your rights as a shareholder, and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the suggested governance provisions of the DCGC.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, including in this Quarterly Report on Form 10-Q, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.

If we fail to establish or maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may, therefore, be adversely affected.

As a public company in the United States, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, beginning with our annual report for the year ending April 30, 2020, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with these obligations. This process is time-consuming, costly, and complicated. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report following the date on which we are no longer an “emerging growth company”. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ordinary shares may be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Elastic N.V.

Date: March 6, 2020	By:	/s/ Shay Banon
Shay Banon
Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2020	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Accounting and Financial Officer)