Form 10-K
period 2020-04-30
Elastic N.V.
filed 2020-06-26
CIK 1707753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 001-38675
_____________________________________________________________________________________________________________________________________________________________________________________________
Elastic N.V.
(Exact name of registrant as specified in its Charter)
____________________________________________________________________________________________________________________________________________________________________________________________

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 West El Camino Real, Suite 350
Mountain View, California 94040
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (650) 458-2620
____________________________________________________________________________________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Trading Symbol(s)	(Name of each exchange on which registered)
Ordinary shares, Par Value €0.01 Per Share	ESTC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of the shares of ordinary shares on the New York Stock Exchange on October 31, 2019 (the last business day of the registrant’s second fiscal quarter), was approximately $3.9 billion.
The number of registrant’s ordinary shares outstanding as of June 22, 2020 was 85,282,748.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2020 annual general meeting of shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2020.

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
Trademarks
The Elastic design logo, “Elastic” and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Elastic N.V. and its subsidiaries. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the impact of the 2019 novel coronavirus disease ("COVID-19") on our business, operations, hiring and financial results, and on the businesses of our customers and partners, including the effect of governmental lockdowns, restrictions and new regulations;
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (which include changes in sales and marketing, research and development and general and administrative expenses), and our ability to achieve and maintain future profitability;
•our ability to continue to deliver and improve our offerings and successfully develop new offerings, including security-related product offerings and SaaS offerings;
•customer acceptance and purchase of our existing offerings and new offerings, including the expansion and adoption of our SaaS offerings;
•our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches, including by bad actors;
•our ability to maintain and expand our user and customer base;
•the market for our products continuing to develop;
•competition from other products and companies with more resources, recognition and presence in our industry;
•the impact of foreign currency exchange rate and interest rate fluctuations on our results;
•the pace of change and innovation in the markets in which we participate and the competitive nature of those markets;
•our business strategy and our plan to build our business;
•our ability to effectively manage our growth, including any changes to our pace of hiring;
•our international expansion strategy;
•our operating results and cash flows;
•our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies, including the successful integration of Endgame, Inc. and its subsidiaries (“Endgame”);
•the potential impact on our operating margin from the acquisition of Endgame;
•the impact of acquisitions on our future product offerings;
•our beliefs and objectives for future operations;
•our relationships with and reliance on third parties, including partners;

•our ability to protect our intellectual property rights;
•our ability to develop our brands;
•the impact of expensing stock options and other equity awards;
•the sufficiency of our capital resources;
•our ability to successfully defend litigation brought against us;
•our ability to successfully execute our go-to-market strategy and expand in our existing markets and into new markets;
•sufficiency of cash to meet cash needs for at least the next 12 months;
•our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•our ability to attract and retain qualified employees and key personnel;
•the effect of the loss of key personnel, including Aaron Katz, who has transitioned from the position of Chief Revenue Officer and is expected to serve in an advisory role until August 2020, and our ability to attract a qualified replacement in light of the current unstable economic conditions caused by the COVID-19 pandemic;
•our expectations about the impact of natural disasters and public health epidemics and pandemics, on our business, results of operations and financial condition;
•expectations about seasonality;
•the future trading prices of our ordinary shares;
•and general market, political, economic and business conditions (including developments and volatility arising from the COVID-19 pandemic).
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. Any additional or unforeseen effect from the COVID-19 pandemic may exacerbate these risks. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I
Item 1. Business.
Elastic is a search company.
Search is foundational to a wide variety of experiences. Elastic makes the power of search—the ability to instantly find relevant information and insights from large amounts of data—available for a diverse set of applications and solutions, including Enterprise Search, Observability, and Security.
Elastic powers the search behind a ride sharing app to help locate nearby riders and drivers. Elastic powers the search for finding the right products to add to your cart for an ecommerce application. Elastic powers the search for a digital creative software company, enabling users to search across millions of digital assets to find the right photo, font, or color palette to complete a creative project. Elastic powers the logging of billions of events per day to track and manage website performance issues and network outages of a telecommunications company with nationwide networks of mobile subscribers. Elastic powers the processing of terabytes of daily data in real time to monitor the usage of thousands of servers for a financial services company across their entire IT environments. Elastic powers a university’s cybersecurity operations to protect thousands of devices and critical data. All of this is search.
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
Elastic created the Elastic Stack, a powerful set of software products that ingest and store data from any source, and in any format, and perform search, analysis, and visualization in milliseconds or less. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. We have also built software solutions on the Elastic Stack that address a wide variety of use cases: Elastic Enterprise Search for workplace search, app search and site search, Elastic Observability for logging, metrics and application performance management ("APM"), and Elastic Security for security information and event management ("SIEM") and endpoint security.
The Elastic Stack and our solutions are designed to run in public or private clouds, in hybrid environments, or in traditional on-premises environments. As the technology landscape shifts, our products grow and adapt. In that sense, we believe that our company is truly elastic.
Our origins are rooted in open source, which facilitates rapid adoption of our software and enables efficient distribution of our technology. Developers can either download or deploy our software directly in the cloud as a managed offering on our website, for use in development and production environments. Our offerings include both free and paid products and solutions.
Our business model is based on a combination of open source and proprietary software. For self-managed users who download our products, we make some of the proprietary features of our software available for free. Other proprietary features are only available through paid subscriptions, which also include access to support on all free and paid features. We also provide our software as a service ("SaaS"). There is no free subscription tier in our SaaS offerings. Unlike some open source companies, we do not build a separate enterprise version of an original open source project. Instead, we develop and test one robust codebase, over which we maintain control. We believe that maintaining full control over the source code enables us to develop better products for our users and customers. Our sales and marketing efforts start with developers and other users who have already adopted our software and then evolve to departmental decision-makers and senior executives who have broad purchasing power in their organizations. All of these actions help us build a powerful commercial business model.
Our customers often significantly expand their usage of our products over time. Expansion includes increasing the number of developers using our products, increasing the utilization of our products for a particular use case, and applying our products to new use cases. We focus some of our direct sales efforts on encouraging these types of expansion within our customer base.
Our business has experienced rapid growth around the world. As of April 30, 2020, we had over 11,300 customers compared to over 8,100 customers and over 5,000 customers as of April 30, 2019 and 2018, respectively. Our revenue was $427.6 million in the year ended April 30, 2020 (“fiscal 2020”), $271.7 million in the year ended April 30, 2019 (“fiscal 2019”), and $159.9 million in the year ended April 30, 2018 (“fiscal 2018”), representing year-over-year growth of 57% and 70% for the years ended April 30, 2020 and 2019, respectively. Subscriptions accounted for 92%, 91% and 93% of our total revenue in the years ended April 30, 2020, 2019 and 2018, respectively. Revenue from outside the United States accounted for 43%, 43% and 39% of our total revenue in the years ended April 30, 2020, 2019 and 2018, respectively.
In the years ended April 30, 2020, 2019 and 2018, we incurred net losses of $167.2 million, $102.3 million and $52.7 million, respectively, and our net cash used in operating activities was $30.6 million, $23.9 million and $20.8 million, respectively. We expect we will continue to incur net losses for the foreseeable future.
Our Products
We founded Elastic to bring the power of search to a broad range of business and consumer use cases. Our products enable our users and customers to instantly find relevant information and insights in large amounts of data.
We offer the Elastic Stack, a powerful set of software products that ingest and store data from any source, and in any format, and perform search, analysis, and visualization in milliseconds or less. The Elastic Stack is designed for direct use by developers to power a variety of use cases. We also offer software solutions built on the Elastic Stack that address a wide variety of use cases. The Elastic Stack and our solutions are designed to run in public or private clouds, in hybrid environments, or in traditional on-premises environments.
The Elastic Stack
The Elastic Stack is composed of four primary products:
•Elasticsearch. Elasticsearch is the heart of the Elastic Stack. It is a distributed, real-time search and analytics engine and datastore for all types of data, including textual, numerical, geospatial, structured, and unstructured.
•Kibana. Kibana is the user interface for the Elastic Stack. It is the visualization layer for data stored in Elasticsearch. It is also the management and configuration interface for all parts of the Elastic Stack.
•Logstash. Logstash is the dynamic data processing pipeline for ingesting data into Elasticsearch or other storage systems from a multitude of sources simultaneously.
•Beats. Beats is the family of lightweight, single-purpose data shippers for sending data from edge machines to Elasticsearch or Logstash.
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
Our Solutions
We have built a number of solutions on top of the Elastic Stack to make it easier for organizations to use our software for certain common use cases. Like the Elastic Stack, our solutions comprise a combination of open source features, free proprietary features, and paid proprietary features. The solutions we offer include:
•Enterprise Search. Our Enterprise Search solution provides powerful search for documents and results living in websites, applications and workplaces. Enterprise Search includes: Workplace Search, a unified search platform for the workplace that seamlessly connects to the most widely used enterprise systems and tools; App Search, a flexible, API-driven tool for building search experiences to support websites and portals, e-commerce, mobile app search, and customer support; and Site Search, an easy way to bring powerful search to any website.
•Observability. Our Observability solution enables unified analysis across the IT ecosystem of applications, networks, and infrastructure. Observability includes: Logs, to search and analyze petabytes of structured and unstructured logs; Metrics, to search and analyze numeric and time series data; APM, to deliver insight into application performance and health metrics and provide developers with confidence in their code; and Uptime, to easily track and monitor the availability of hosts, websites, services and applications.
•Security. Our Security solution provides unified protection to prevent, detect, and respond to threats. Security includes: SIEM, with integrations to network, host, user, and cloud data sources, as well as workflow and operations, shareable analytics, incident management, and investigations; and Endpoint Security, for prevention, detection and response in a single, stack-integrated agent.

Our Deployment Options
The Elastic Stack and our solutions generally can be deployed in public or private clouds, in hybrid environments, or in traditional on-premises environments, to satisfy various user and customer needs.
•Self-Managed. Today, most users manage their own deployments of the Elastic Stack and our solutions. To help with more complex deployment scenarios, we offer Elastic Cloud Enterprise (ECE), a paid proprietary product, to deliver centralized provisioning, management, and monitoring across multiple deployments.
•SaaS. Many customers are becoming increasingly interested in SaaS deployment alternatives that reduce the burden of administration. For these customers we have developed a family of SaaS products called Elastic Cloud, which includes Elasticsearch Service, Site Search Service and App Search Service. We host and manage our Elastic Cloud products on infrastructure from multiple public cloud providers.
Our Business Model
Our business model refers to how we make our software available, including our free and open distribution and go-to-market strategy, and how we charge our customers. We believe our business model creates significant value for our users, our customers, and our company.
Our business model is based on a combination of open source and proprietary software. We market and distribute the Elastic Stack and our solutions using a free and open distribution strategy. Developers and other users are able to download our software directly from our website. Some features of our software can be used free of charge. Others are only available through paid subscriptions, which include access to proprietary features and support. These paid features can be unlocked with a simple license update, without the need to re-deploy the software. We also provide our software as a service, as part of Elastic Cloud. There is no free subscription tier in our Elastic Cloud offerings. The rate at which our customers purchase additional subscriptions and expand the value of existing subscriptions depends on a number of factors, including customers’ level of satisfaction with our products, the nature and size of the deployments, the desire to address additional use cases, and the perceived need for additional proprietary features. The source code of all Elastic Stack features, whether they are open source or proprietary, is visible to the public in the form of “open code.”
Our distribution model facilitates rapid and efficient adoption, particularly by empowering individual developers and other users to download and use our software without payment, registration, or the friction of a formal sales interaction. It also fosters a vibrant developer community around our products and solutions, which drives adoption of our products and increased interaction among users. Further, this approach enables community review of our code and products, which allows us to improve the reliability and security of our software. We believe that the number of times our products have been downloaded and the size of our developer community are indicative of the benefits of our open source strategy and the growth in adoption of our products. However, we generally do not have visibility into, and cannot accurately determine how often, our downloaded products are being actively used.
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
Strengths of Our Products
The strengths of our products include the following:
•Speed. The Elastic Stack can find matches for search criteria in milliseconds within even the largest structured and unstructured datasets. Its schema-less structure and inverted indices enable real-time search of high volumes of structured, unstructured, and time series data.

•Scale. The Elastic Stack is a distributed system and can scale massively. It has the ability to subdivide search indices into multiple pieces called shards, which enables data volume to be scaled horizontally and operations to be distributed across hundreds of systems or more. A developer running hundreds of nodes has the same user experience as a developer running a single node on a laptop.
•Relevance. Elasticsearch uses multiple analytical techniques to determine the similarity between stored data and queries, generating highly relevant results reflecting a deep understanding of text and context. Its sophisticated yet developer-friendly query language permits advanced search and analytics. Additionally, the speed of the Elastic Stack permits query iteration, further enhancing the relevance of search results.
•Ease of Use. The Elastic Stack is engineered to take a user from data to dashboard or inquiry to insight in minutes. It offers an easy getting started experience, featuring streamlined download and deployment, sensible defaults, a simple and intuitive query language that just works, and no need to define a schema up front. Administrative tasks such as securing the Elastic Stack are intuitive and integrated into the user experience, as are investigative tasks such as data visualization.
•Flexibility. The Elastic Stack is able to ingest, filter, store, search, and analyze data in any form, whether structured or unstructured. These capabilities enable the Elastic Stack to generate insights from a wide variety of data sources for a range of use cases. The flexibility of the Elastic Stack also enables users to begin using our products along with their existing systems, which lowers barriers to adoption.
•Extensibility. Developers can use the Elastic Stack as a foundation for addressing a wide variety of use cases. Our open source approach to building the Elastic Stack empowers developers to innovate and utilize it to fit their specific needs. Additionally, our developer community actively engages with us to improve and expand the Elastic Stack.
Our Growth Strategies
We intend to pursue the following growth strategies:
•Increase product adoption by improving ease of use and growing our user community. With our engineering efforts focused on the user experience, we will continue to develop software that makes our products easier to use and adopt for both developers and non-developers. We will continue to engage with developers globally through a wide range of touch points such as community meetups, global community groups, hackathons, our global events, which we call Elastic{ON}, and engagement on our website, user forums, and code repositories, to grow our user community.
•Expand our customer base by acquiring new customers. Through our distribution model, self-managed users can easily download our software directly from our website and access many features free of charge, which facilitates rapid adoption. Through Elastic Cloud, our SaaS offering, we provide the fastest and easiest way to get started with a free trial. However, there is no free subscription tier in Elastic Cloud. Our sales and marketing team conducts campaigns to drive further awareness and adoption within the user community. As a result, many of our sales prospects are already familiar with our technology prior to entering into a commercial relationship with us. Additionally, we leverage our network of partners to drive awareness and expand our sales and marketing reach to target new customers. We will continue to engage our community and our partners to drive awareness and to invest in our sales and marketing team to grow our customer base.
•Expand within our existing customer base through new use cases and larger deployments. We often enter an organization through a single developer or a small team for an initial project or use case with an objective to quickly solve a technical challenge or business problem. Because of the rapid success with our products, knowledge of Elastic often spreads within an organization to new teams of developers, architects, IT operations personnel, security personnel, and senior executives. We will continue to invest in helping users and customers be successful with our products, and we view initial success with our products as a path to drive expansion to new use cases and projects and larger deployments within organizations.
•Extend our product leadership through continued investment in our technology. We will continue to invest in our self-managed and SaaS products to extend into new use cases, industries, geographies, and customers.
•Increase usage of Elastic Cloud. We believe that providing our SaaS products represents a significant growth opportunity. We plan to expand Elastic Cloud geographically and through more public cloud providers. We plan to offer more of our solution features as part of Elastic Cloud over time.
•Expand our strategic and regional partnerships. Our partners assist us in driving awareness of Elastic and our products, building new solutions on top of the Elastic Stack to solve customer pain points, and extending our reach in geographic areas and verticals where we do not have a formal sales presence. We have a diverse range of partners and we will continue to pursue partnerships to further the development of the Elastic Stack and our customer reach.
•Selectively pursue acquisitions and strategic investments. We have selectively pursued acquisitions and strategic investments in businesses and technologies in order to drive product and market expansion. Since inception, we have acquired technology underlying our security offerings (formerly Endgame), Site Search and App Search offerings (formerly Swiftype), our APM offering (formerly Opbeat), our machine learning feature (formerly Prelert), our Beats product (formerly Packetbeat), our Elastic Cloud SaaS offering (formerly Found) and our Kibana and Logstash products through strategic transactions. We intend to continue to pursue acquisitions and strategic investments selectively.
Customers
Organizations of all sizes, across many industries, both private and public, purchase our products for a variety of use cases. As of April 30, 2020, we had over 11,300 customers. No customer represented more than 10% of our revenue in the year ended April 30, 2020.
Engineering
Our engineering organization focuses on enhancing existing products and developing new products, both open source and proprietary, that are easy to use and can be run in any environment including in public or private clouds, in hybrid environments, or in traditional on-premises environments. With a distributed engineering team spanning over 30 countries, we are able to recruit, hire, and retain high-quality, experienced developers, tech leads, and product managers, and operate at a rapid pace to drive product releases, fix bugs, and create new product offerings.
Our software development process is based on iterative releases across the Elastic Stack, our solutions, and the Elastic Cloud. We are organized in small functional teams with a high degree of autonomy and accountability. Our distributed and highly modular team structure and well-defined software development processes also allow us to successfully incorporate technologies that we have acquired.
As of April 30, 2020, we had 635 employees in our research and development organization, comprising 33% of our total headcount. We intend to continue to invest in our research and development capabilities to extend our products. Research and development expense totaled $165.4 million and $101.2 million, in the years ended April 30, 2020 and 2019, respectively. We plan to continue to devote significant resources to research and development.
Sales and Marketing
We make it easy for individual developers to begin using our products in order to drive viral adoption. Users can download our software directly from our website without any sales interaction, and immediately begin using the full set of free and paid features. Access to our paid features is available for an initial trial period for both self-managed and SaaS subscriptions.
As a result of our free and open strategy, our sales prospects are often already using our technology. Our sales and marketing efforts extend our free and open strategy in two key ways. First, we conduct low-touch marketing campaigns to keep users and customers engaged after they download our software. This includes providing high-quality content, documentation, webinars, videos, and blogs through our website. Second, we conduct high-touch virtual and field campaigns with qualified prospects and customers who have typically already deployed our software to drive further awareness, adoption, and expansion of our products and solutions.
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
As of April 30, 2020, we had 708 employees in our sales and marketing organization, including sales development, field sales, sales engineering, business development, customer success, and marketing personnel.

Partners
We maintain partner relationships that help us market and deliver our products to our customers and complement our community. Our partner relationships include the following:
•Cloud providers. We work with many of the major cloud providers to increase awareness of our products and make it easy to access our software. We partner with Google and Microsoft to offer our Elasticsearch Service (part of Elastic Cloud) on Google Cloud Platform (“GCP”), and Microsoft Azure, respectively. We partner with Alibaba to provide the Alibaba Cloud Elasticsearch Service in China and the rest of the world. We also have a relationship with IBM to offer Elastic Stack deployment templates on its cloud. Through these partnerships, customers of these companies may access Elastic’s support engineers and may use our free and paid proprietary features. In addition, we make our Elasticsearch Service available on Amazon Web Services (“AWS”), for direct purchase via our website. Elastic’s Elasticsearch Service is a different offering than Amazon Elasticsearch Service. We do not partner with Amazon, provide support for Amazon Elasticsearch Service, or provide Amazon or customers of Amazon Elasticsearch Service with access to any of our free or paid proprietary features.
•Systems integrators, channel partners, and referral partners. We have a global network of systems integrators, channel partners, and referral partner relationships that help deliver our products to various business and government customers around the world.
•OEM and MSP partners. Our original equipment manufacturing ("OEM"), and managed service provider ("MSP"), partners embed an Elastic subscription into the products or services they offer to their own customers. OEM or MSP partners are able to include Elastic’s paid and unpaid proprietary features in their product, receive ongoing support from Elastic for product development, and receive support for end customer issues related to Elastic.
•Technology partners. Our technology partners collaborate with Elastic to create a standardized solution for end users that includes technology from both Elastic and the partner. For example, we work with Micro Focus to integrate our products with their ArcSight product. Technology partners represent a deeper collaboration than community contributions and are distinct from distribution-oriented relationships like OEMs and MSP partners.
Professional Services
We offer consulting and training as part of our offerings. To assist customers in accelerating their success with our software, our consulting team consists of engineers and architects who bring hands-on experience and deep technical knowledge to a project. Our training offerings enable our users to gain the necessary skills to develop, deploy, and manage our software.
Customer Support
We endeavor to make it easy for developers to download, install, deploy and use the Elastic Stack and our solutions. To this end, our user community functions as a source of support and enables developers to engage in self-help and collaboration.
However, in many situations, such as those involving complex enterprise IT environments, large deployments and novel use cases, our users require our support. Accordingly, we include support as part of the subscriptions we sell for our products. Our global support organization consists of highly technical support engineers who provide support experiences including troubleshooting, technical audits, cluster tuning, and upgrade assistance. Our support team is distributed across over 20 countries and provides coverage 24 hours per day, all 365 days per year, across multiple languages.
We believe that software companies should not have incentives to build low quality software. In that connection, we do not sell support separately from our software subscriptions.
Our Technology
Our products consist of the Elastic Stack, our solutions and software that supports our various deployment alternatives. Because our solutions are built on the Elastic Stack, innovations and new capabilities built into the Elastic Stack may benefit many of our solutions. Our customers can customize and extend our solutions to fit their needs by leveraging the power of the Elastic Stack and our developer capabilities.

Technology Features of the Elastic Stack
Elasticsearch is the heart of the Elastic Stack, where users store, search, and analyze data. Key features of Elasticsearch include the following:
•Store any type of data. Elasticsearch combines powerful parts of traditional search engines, such as an inverted index to power fast full text search and a column store for analytics, with native support for a wide range of data types, including text, dates, numbers, geospatial data, date/numeric ranges, and IP addresses. With sensible defaults, and no upfront schema definition necessary, Elasticsearch makes it easy to start simple and fine-tune as datasets grow.
•Powerful query languages. The Elasticsearch query domain specific language is a flexible, expressive search language that exposes a rich set of query capabilities across any kind of data. From simple Boolean operators to custom relevance functions, users can articulate exactly what they are looking for and bring their own definition of relevance. The query language also includes a composable aggregation framework that enables users to summarize, slice, and analyze structured or semi-structured datasets across multiple dimensions. Examples of these capabilities include tracking the top ten users by spend, looking at data week over week, analyzing data across geographies, and drilling down into details with specific filters all with a single search.
•Developer friendliness. Elasticsearch has consistent, well-documented APIs that work the same way on one node during initial development as on a hundred nodes in production. Elasticsearch also ships with a number of language clients that provide a natural way to integrate with a variety of popular programming frameworks, reducing the learning curve, and leading to a shorter time to realizing value.
•High speed. Everything stored in Elasticsearch is indexed by default, such that users do not need to decide in advance what queries they will want to run. Our architecture optimizes throughput, time-to-data availability and query latency. Elasticsearch can easily index millions of events per second, and newly added data can be available for search nearly instantly.
•High scale and availability. Elasticsearch is designed to scale horizontally and be resilient to node or hardware failures. As nodes join a cluster, data is automatically re-balanced and queries and indexing are spread across the new nodes seamlessly. This makes it easy to add hardware to increase indexing throughput or improve query throughput. Elasticsearch also detects node failures and hardware or network issues and automatically protects user data by ejecting the failing or inaccessible nodes and creating new replicas of the data.
•Machine learning and alerting. Machine learning capabilities such as anomaly detection, forecasting, and categorization are tightly integrated with the Elastic Stack to automatically model the behavior of data, such as trends and periodicity, in real time in order to identify issues faster, streamline root cause analysis, and reduce false positives. Without these capabilities, it can be very difficult to identify issues such as infrastructure problems or intruders in real time across complex, high-volume, fast-moving datasets.
•Security. Security features give administrators the rights to grant specific levels of access to their various types of users, such as IT, operations, and application teams. Elasticsearch serves as the central authentication hub for the entire Elastic Stack. Security features include encrypted communications and encryption-at-rest; role-based access control; single sign-on and authentication; field-level, attribute-level, and document-level security; and audit logging.
Kibana is the user interface for the Elastic Stack. It allows users to manage the Elastic Stack and visualize data. Additionally, the interfaces for many of our solutions are built into Kibana. Key features of Kibana include the following:
•Explore and visualize data stored in Elasticsearch. Kibana provides interactive data views, visualizations, and dashboards powered by structured filtering and unstructured search to enable users to get to answers more quickly. A variety of data visualization types, such as simple line and bar charts, purpose-built geospatial and time series visualizations, tree diagrams, network diagrams, heatmaps, scatter plots, and histograms, support diverse user needs.
•Incorporate advanced analytics and machine learning from Elasticsearch. Kibana’s query, filtering, and data summarization capabilities reflect Elasticsearch’s powerful query domain specific language and aggregation framework while making it interactive.
•Manage the Elastic Stack. Kibana presents a broad user interface showing the health of Elastic Stack components and provides cluster alerts to notify administrators of problems. Its central management user interfaces (UIs) make it easier to operate the Elastic Stack at scale.

•Home for Solutions. Kibana is where our users and customers access the user interfaces for our Observability and Security solutions. Kibana provides core services, like security, alerting, and data visualization components. This makes it easy for users to discover all of the capabilities our solutions provide, and enables solution users to benefit from the core capabilities of the Kibana.
•Application framework. Kibana is designed to be extensible. Users interested in a highly specialized visualization type not distributed with Kibana by default can customize experiences through a Kibana plugin and make the plugin available to the community. Dozens of Kibana plugins have been shared by the community via Elastic documentation and code sharing platforms such as GitHub.
Beats and Logstash are data ingestion tools that enable users to collect and enrich any kind of data from any source for storage in Elasticsearch. Beats and Logstash have an extensible modular architecture. Beats are lightweight agents purpose-built for collecting data on devices, servers, and inside containers. Key features of Beats include the following:
•Agents. Beats are lightweight agents built for the purposes of efficient data collection at the edge for specific types of data, such as Filebeat for the collection of logging data, Metricbeat for the collection of system or service metric data, Auditbeat for the collection of security data, Packetbeat for the collection of network data, and Heartbeat for the collection of availability data. Dozens of community Beats enable the collection of data from specialized sources.
•Extensibility and community Beats. The Beats platform enables rapid creation of custom Beats that can be run on a variety of edge technologies for data collection. Over 90 Beats have been shared by the community via Elastic documentation and many more are available through code sharing platforms such as GitHub.
Logstash enables centralized collection and extract, transformation, and load capabilities. Key features of Logstash include the following:
•Data transformation engine. Logstash is a centralized data transformation engine that can receive and pull data from multiple sources, transform and filter that data, and send it to multiple outputs. Logstash has a powerful and flexible configuration language that allows users to create data stream acquisition and transformation logic without having to write code. This greatly extends and accelerates the ability to create data management pipelines to a wide variety of organizations and individuals.
•Plugins. Logstash collects data from a variety of sources, such as network devices, queues, endpoints, and public cloud services. Logstash enriches the data via lookups against local data sources, such as a geolocation database, and remote data sources, such as relational databases. Logstash can output events to Elasticsearch or downstream queues and other datastores. We develop and support more than 80 plugins for many common integrations.
•Logstash extensibility and community plugins. A vibrant community of users extends our reach through hundreds of community Logstash plugins that enable integration with a wide variety of data sources across many use cases.
Technology Features of Our Solutions
Our solutions are designed to minimize time-to-value and deployment costs of using the Elastic Stack for common use cases. The functionality of our solutions often includes specialized data collection, through standardized APIs or custom agents, and custom user interfaces for specific data analytics, visualizations, workflows, and actions. Most of our solutions can be self-managed or accessed through Elastic Cloud.
Enterprise Search gives users the tools to bring search experiences to customers, partners and teams quickly and scale them seamlessly.
•Workplace Search. Workplace Search brings modern search to collaborative decisions and experiences. It seamlessly connects to some of the world’s most widely adopted productivity tools, customer relationship management platforms, cloud storage platforms, collaboration tools, operation management platforms, and content management systems. Custom sources provide an elegant set of APIs that lets customers and users ingest any type of content from even more sources while preserving access control information.
•App Search. App Search simplifies the process of building excellent customer-facing search experiences. App Search also provides much of the shared, foundational technology that gives the products in Enterprise Search power within an intuitive user experience. App Search brings the focused power of Elasticsearch to a refined set of APIs and intuitive dashboards, allowing users to leverage scalability, tunable relevance controls, thorough documentation, well-maintained clients, and robust analytics to build a leading search experience with ease.

•Site Search. Site Search provides the tools users need to build powerful website search easily. The maintenance-free crawler keeps content current, while intuitive customization features and robust analytics provide full control over search relevance. All these capabilities are backed at scale by Elasticsearch.

Observability combines analysis across the IT ecosystem of IT applications, networks, and infrastructure to deliver actionable insights into performance, availability, usability, adoption, and anomalous behavior.
•Logs. Logs indexes, searches, and analyzes structured and unstructured logs at large scale to monitor the health and performance of an organization’s services, infrastructure, and applications. Users can analyze and visualize information extracted from logs to understand system behavior and trends to optimize performance and preemptively address potential issues. By querying logs in ad hoc ways, users can triage, troubleshoot, and resolve performance issues.
•Metrics. Metrics ingests, searches, visualizes, and analyzes numeric and time series data from IT systems, including applications, datastores, hosts, containers, cloud infrastructure, and more. Users can review performance and utilization trends to optimize and plan for future needs. Metrics helps users deliver on infrastructure service level objectives ("SLOs"), and resolve downtime or performance issues by understanding how the state of individual components fits into the bigger picture.
•APM. APM delivers insight into application performance at the code level. Developers can instrument apps and see the lifecycle of a transaction across services from front end to back end. This can give developers confidence in the code they ship, and can give operational teams visibility into code-level errors and performance bottlenecks to accelerate root cause analysis and resolution during an investigation.
•Uptime. Customers and users leverage Uptime to track and monitor the availability of the hosts, websites, services, and application endpoints that support business operations. Through proactive monitoring, customers can detect troublesome components before they are reported by end users.

Security delivers unified protection to prevent, detect, and respond to a variety of threats across the IT ecosystem.
•SIEM. Elastic SIEM automates threat detection and remediation, reducing mean time to detect ("MTTD") and mean time to respond ("MTTR"). With prebuilt Beats integrations, SIEM can ingest data from cloud, network, endpoints, applications, and other systems. With Elastic Common Schema ("ECS"), users can centrally analyze information like logs, flows, and contextual data from disparate data sources. SIEM provides an interactive workspace for security teams to detect and respond to threats. Teams can triage events and perform investigations, gathering evidence on an interactive timeline. SIEM also streamlines opening and updating cases, forwarding potential incidents to security operations workflows and IT ticketing systems.
•Endpoint Security. Endpoint Security combines prevention, detection, and response into a single, autonomous agent that can even run in isolated environments. It is designed for ease of use and for speed, and can help stop threats in early stages of an attack. Endpoint Security includes protection against ransomware, malware, phishing, exploits, fileless attacks, and more. When deployed together, SIEM and Endpoint Security provide a strong security posture with broad visibility on potential threats.
Elastic Cloud and Elastic Cloud Enterprise
The Elastic Stack and our solutions can be deployed in public or private clouds, in hybrid environments, or in traditional on-premises environments. We divide our deployment models into two categories: self-managed, which refers to users deploying the Elastic Stack and solutions on infrastructure they manage themselves (such as their own data center or private or public cloud environments), and Elastic Cloud, which refers to our SaaS products that we host and manage. To help self-managed users with more complex deployment scenarios, we offer Elastic Cloud Enterprise.
•Elastic Cloud. Elastic Cloud is our growing family of SaaS products and technologies that make it easy to deploy, operate, and scale Elastic products and solutions in the cloud. Elastic Cloud products include Elasticsearch Service, Site Search Service, and App Search Service, and are offered by us on certain large cloud providers.
•Elastic Cloud Enterprise. As part of building our Elastic Cloud offering, we built a comprehensive orchestration and administration infrastructure tool to easily provision, monitor, manage, secure, upgrade and backup the thousands of clusters that comprise our Elastic Cloud products. We then packaged this infrastructure into a downloadable and easily installable proprietary product called Elastic Cloud Enterprise, which makes this tool available to customers to use with their own self-managed deployments. Elastic Cloud Enterprise enables our customers to provision, monitor, manage, secure, upgrade and backup any number of clusters. It also helps our customers improve their hardware utilization and operational efficiency by allowing them to leverage shared hardware resources to manage multiple clusters, while still maintaining a strong level of isolation between those clusters.
Our Source Code
We define our culture by our “source code,” which expresses our core corporate values.
•Home, Dinner. There is no such thing as work-life balance. We are successful if we find balance in life. Elastic empowers its employees with the flexibility to do so. Be home for dinner, go for a run midday, care for a sick child, or visit a parent. Finding balance means being more innovative and efficient at work. Which makes for a better Elastic.
•Space, Time. It’s easy to get stuck in a day-to-day work pattern. Allowing for the space and time to dream requires conscious effort. Embracing a high failure rate does, too. Fulfillment comes from doing the obvious and dreaming up the un-obvious. Both are foundations of Elastic.
•IT, Depends. It’s pretty complicated to make some things simple, and even more complicated to make other things possible. We embrace and value the knowledge required to do both. When a question is asked, buckle up. Sh*t is about to get real. Your journey will likely start with “it depends.”
•Progress, SIMPLE Perfection. Perfection is not a destination. Color inside the lines or color outside the lines. Just pick a color. It’s as simple as 2048. An Elastic that moves is an Elastic that survives, thrives, and stands the test of time.
•01.02, /FORMAT. Our products are distributed by design, our company is distributed by intention. With many languages, perspectives, and cultures, it’s easy to lose something in translation. Over email and chat, doubly so. Until we get a perpetual empathy machine, don’t assume malice. A distributed Elastic makes for a diverse Elastic, which makes for a better Elastic.
•As YOU, Are. We all come in different shapes with different interests and skills. We all have an accent. Celebrate it. Just come as you are. No need to invest neurons trying to fit an arbitrary mold. We’d rather you put them to work shaping Elastic.
•HUMBLE, Ambitious. Ambition drives us to challenge ourselves and the people around us to do better. It is not an excuse to be an *sshole. Be humble. Be ambitious. At Elastic, we are both.
•Speed, SCALE, Relevance. Elastic is a search company. We focus on value to users by producing fast results that operate at scale and are relevant. This is our DNA. We believe search is an experience. It is what defines us, binds us, and makes us unique.
Our Distributed Culture
The Elastic Stack is powerful because it is distributed, gaining speed and stability from each additional node. Our company emulates the strengths of the distributed systems we build.
•Distributed systems, distributed teams. Elastic was born a distributed company, with founders in Israel, Germany, and the Netherlands, and early employees from the United Kingdom, France, Spain, the Czech Republic, and the United States. From our experience in open source projects, we know that great code and amazing ideas can come from anyone, anywhere.
•Strength in diversity. Being a distributed company is about harnessing the inherent strengths of diversity. Different people approach problems differently. We need that. When a consensus is reached between a wide variety of minds, the result is a solution that should stand the test of time.
•Supporting resiliency. Distributed systems are only powerful if they’re resilient. The same is true for our company. We are constantly improving the Elastic Stack to handle the challenges of distribution just as we are constantly improving how we support our employees no matter where they are. Organizational resiliency also requires recognizing that it’s not tools that make distribution work, it’s the people. Successful collaboration takes more than video calls and shared calendars. It takes a warm welcoming to let new hires know all cultures are accepted. It means always assuming the best intention of our peers.
•Building camaraderie. We hire intentionally. We hire thoughtfully. Smart. Curious. Nice. Respectful. These are qualities we look for in every Elastician. Our goal isn’t to build a company of people that simply work well together; our goal is to build a company that creates well together, imagines well together, laughs well together, dances well together. We want to build a culture of camaraderie so that no matter where someone’s located, they always feel connected.
•Distributed us? Distributed you? Distributed we! Elastic the company is just one piece of the Elastic community. Direct contact between our internal team and Elastic users is fundamental to our success. It’s this culture of communication that enables us to maintain our commitment to open source. Distributed isn’t always easy, and it isn’t for everyone, but we believe it’s the foundation of our success.
Community
Our team extends beyond our employee base. It includes all the users who download our software. Our users interact with us on our website forums and on Twitter, GitHub, Stack Overflow, Quora, Facebook, Weibo, WeChat, and more.
In order to build products that best meet our users’ needs, we focus on, and invest in, building a strong community. Each download of the Elastic Stack is a new opportunity to educate our next contributor, hear about a new use case, explore the need for a new feature, or meet a future member of the team. Community is core to our identity, binding our products closely together with our users. Community gives us an ability to get their candid feedback, creating a direct line of communication between our users and the builders of our products across all of our features—open source, free proprietary, and paid proprietary—enabling us to make our products simpler and better.
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
Competition
Our market is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new offerings. Our principal competitors include:
•For Enterprise Search (app search, site search, and workplace search): incumbent offerings such as Solr (open source offering), Lucidworks Fusion, search tools including Google Custom Search Engine (an advertisement-based site search tool with limited user controls), and workplace search tools including Coveo, Endeca (acquired by Oracle) and Autonomy (acquired by HP and now offered by Micro Focus).
•For Observability (logging, metrics, APM, and uptime monitoring): software vendors with specific observability solutions to analyze logging data, metrics, APM data, or infrastructure uptime, such as Splunk, New Relic, Dynatrace, AppDynamics (owned by Cisco Systems) and Datadog.
•For Security (SIEM and endpoint security): security analytics solutions vendors such as Splunk and ArcSight SIEM (offered by Micro Focus) and endpoint security vendors such as CrowdStrike, Carbon Black (acquired by VMware), McAfee and Symantec (acquired by Broadcom).
•Certain cloud hosting providers, including Amazon Web Services, that offer SaaS products based on Elastic’s open source components. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
The principal competitive factors for companies in our industry are:
•product capabilities, including speed, scale, and relevance, with which to power search experiences;
•an extensible product “stack” that enables developers to build a wide variety of solutions;
•powerful and flexible technology that can manage a broad variety and large volume of data;
•ease of deployment and ease of use;
•ability to address a variety of evolving customer needs and use cases;
•strength of sales and marketing efforts;
•flexible deployment model across public or private clouds, hybrid environments, or traditional on-premises environments;
•productized solutions engineered to be rapidly adopted to address specific applications;

•mindshare with developers and IT executives;
•adoption of products by many types of users (developers, architects, DevOps personnel, IT professionals, security analysts, and departmental and organizational leaders);
•enterprise-grade technology that is secure and reliable;
•size of customer base and level of user adoption;
•quality of training, consulting, and customer support;
•brand awareness and reputation; and
•low total cost of ownership.
We believe that we compare favorably on the basis of the factors listed above. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks and presence, more established relationships with current or potential customers and partners, more diverse product and services offerings and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect that our industry will continue to attract new companies, including smaller emerging companies, which could introduce new offerings. We may also expand into new markets and encounter additional competitors in such markets. While our products and solutions have various competitors across different use cases, such as app search, site search, workplace search, logging, metrics, APM, business analytics and security analytics, we believe that few competitors currently have the capabilities to address our entire range of use cases. We believe our industry requires constant change and innovation, and we plan to continue to evolve search as a foundational technology to solve the problems of today and new emerging problems in the future.
Intellectual Property
We rely on a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures to safeguard our core technology and other intellectual property assets. In addition, we maintain a policy requiring our employees, contractors, and consultants to enter into disclosure and invention assignment agreements. As of April 30, 2020, we had 15 issued patents in the United States with expirations ranging from 2031 to 2037, 48 pending U.S. patent applications, and 12 pending non-U.S. patent filings. The pending patent applications, if issued, would expire between 2032 and 2039. In addition, as of April 30, 2020, we had 33 registered trademarks in the United States, 8 pending trademark applications in the United States, as well as 306 registered trademarks in various non-U.S. jurisdictions and 9 pending trademark applications in various non-U.S. jurisdictions.
The laws, procedures and restrictions on which we rely may provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. In addition, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States or other jurisdictions, and we therefore may be unable to protect our proprietary technology in certain jurisdictions. For additional information, see the section titled “Risk Factors—Risks Related to the Business.”
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
Employees
As of April 30, 2020, we had 1,936 employees in over 35 countries. None of our employees is represented by a labor union. In certain countries in which we operate, such as France and Spain, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages.
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
We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the U.S. Securities and Exchange Commission (“SEC”), press releases, public conference calls, our website (www.elastic.co), the investor relations section of our website (https://ir.elastic.co), our blog (www.elastic.co/blog), and/or social media, including our Twitter account (https://twitter.com/elastic), Facebook page (www.facebook.com/elastic.co), and/or LinkedIn account (www.linkedin.com/company/elastic-co), in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.elastic.co/ir when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Item 1A. Risk Factors.
Risk Factors
A description of the risks and uncertainties associated with our business and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Risks Related to the Business
The ongoing COVID-19 pandemic could harm our business and results of operations.
The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The spread of the COVID-19 pandemic has caused us to modify our business practices (including suspending employee travel, adapting employee work locations, and holding events and trainings virtually), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which COVID-19 and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. It has been and, until the COVID-19 pandemic is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results. The magnitude and duration of the disruption and resulting decline in business activity is uncertain and could negatively impact our sales and marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to deliver professional services, our ability to recruit employees across the organization which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges as we adjust to a fully-remote workforce, any of which could harm our business. In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers, channel partners and government entities for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, or increased unemployment that has occurred or may occur in the future. There may be increased scrutiny of business (including technology) spending by our customers and prospective customers, particularly in industries most impacted by the COVID-19 pandemic, longer sales cycles, as well as reduced demand for our solutions, customers failing to pay us under the terms of our agreements, increased cyber threats, lower renewal rates by our customers and increased competition, all of which could result in a material adverse impact on our business operations and financial condition.
While we have developed and continue to develop plans intended to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.

Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 11,300 as of April 30, 2020. As a result of the COVID-19 pandemic, the number of customers may fluctuate. Further, in light of the ongoing uncertainty related to the COVID-19 pandemic, we have taken steps to moderate the pace of hiring. The growth and expansion of our business and offerings places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
We have a history of losses and may not be able to achieve profitability or positive cash flows on a consistent basis or at all. If we cannot achieve profitability or positive cash flows, our business, financial condition, and results of operations may suffer.
We have incurred losses in all years since our incorporation. We incurred a net loss of $167.2 million, $102.3 million and $52.7 million in the years ended April 30, 2020, 2019 and 2018, respectively. As a result, we had an accumulated deficit of $484.3 million as of April 30, 2020. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. We have, however, experienced in the quarter ended April 30, 2020 and may continue to experience net decreases in certain operating expenses as a result of the COVID-19 pandemic due to a decrease in travel and related expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
We may not be able to compete successfully against current and future competitors.
The market for our products is highly competitive, quickly evolving, and subject to rapid changes in technology. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•product capabilities, including speed, scale, and relevance, with which to power search experiences;
•an extensible product “stack” that enables developers to build a wide variety of solutions;
•powerful and flexible technology that can manage a broad variety and large volume of data;
•ease of deployment and ease of use;
•ability to address a variety of evolving customer needs and use cases;
•strength and execution of sales and marketing strategies;
•flexible deployment model across public or private clouds, hybrid environments, or traditional on-premises environments;
•productized solutions engineered to be rapidly adopted to address specific applications;
•mindshare with developers and IT executives;
•adoption of products by many types of users (developers, architects, DevOps personnel, IT professionals, security analysts, and departmental and organizational leaders);
•enterprise-grade technology that is secure and reliable;
•size of customer base and level of user adoption;
•quality of training, consulting, and customer support;
•brand awareness and reputation; and
•low total cost of ownership.
We face competition from both established and emerging competitors. Our current primary competitors generally fall into the following categories:
For Enterprise Search (app search, site search, and workplace search): incumbent offerings such as Solr (open source offering), Lucidworks Fusion, search tools including Google Custom Search Engine (an advertisement-based site search tool with limited user controls), and workplace search tools including Coveo, Endeca (acquired by Oracle) and Autonomy (acquired by HP and now offered by Micro Focus).
For Observability (logging, metrics, APM, and uptime monitoring): software vendors with specific observability solutions to analyze logging data, metrics, APM data, or infrastructure uptime, such as Splunk, New Relic, Dynatrace, AppDynamics (owned by Cisco Systems) and Datadog.
For Security (SIEM and endpoint security): security analytics solutions vendors such as Splunk and ArcSight SIEM (offered by Micro Focus) and endpoint security vendors such as CrowdStrike, Carbon Black (acquired by VMware), McAfee and Symantec (acquired by Broadcom).
Certain cloud hosting providers, including Amazon Web Services, that offer SaaS products based on Elastic’s open source components. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, stronger brand recognition, broader global distribution and presence, more established relationships with current or potential customers and partners, and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching and successful sales and marketing campaigns, have more experienced sales professionals, and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. New start-up companies that innovate and large competitors that are making significant investments in research and development may develop similar offerings that compete with our offerings or that achieve greater market acceptance than our offerings. This could attract customers away from our offerings and reduce our market share. If we are unable to anticipate or react to these competitive challenges, our competitive position would weaken, which would adversely affect our business and results of operations.
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
The market for search technologies, including enterprise search, observability and security, is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. Our success depends upon our ability to enhance existing products, expand the use cases of our products, anticipate and respond to changing customer needs, requirements and preferences, and develop and introduce in a timely manner new offerings that keep pace with technological and competitive developments. We have in the past experienced delays in releasing new products, deployment options and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of our products and purchase those of our competitors instead.
Additionally, the success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have bugs, errors, or other defects or deficiencies in the early stages of introduction. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers, such as our acquisition of Endgame in 2019. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
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
Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:
•our ability to attract new and retain existing customers;
•the loss of existing customers;
•customer renewal rates;
•our ability to successfully expand our business in the U.S. and internationally;
•our ability to foster an ecosystem of developers and users to expand the use cases of our products;
•our ability to gain new partners and retain existing partners;
•fluctuations in the growth rate of the overall market that our products address;
•fluctuations in the mix of our revenue, which may impact our gross margins and operating income;
•the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including investments in sales and marketing, research and development and general and administrative resources;
•network outages or performance degradation of Elastic Cloud;
•actual or perceived breaches of, or failures relating to, privacy, data protection or information security;
•additions or departures of key personnel;
•the impact of catastrophic events, man-made problems such as terrorism, natural disasters and public health epidemics and pandemics;
•general economic, industry and market conditions;
•increases or decreases in the number of elements of our subscriptions or pricing changes upon any renewals of customer agreements;
•changes in our pricing policies or those of our competitors;
•the budgeting cycles and purchasing practices of customers;
•decisions by potential customers to purchase alternative solutions;
•decisions by potential customers to develop in-house solutions as alternatives to our products;
•insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our offerings;
•our ability to collect timely on invoices or receivables;
•delays in our ability to fulfill our customers’ orders;
•the cost and potential outcomes of future litigation or other disputes;
•future accounting pronouncements or changes in our accounting policies;
•our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•fluctuations in stock-based compensation expense;
•fluctuations in foreign currency exchange rates;
•the timing and success of new offerings introduced by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or partners;

•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•other risk factors described in this Annual Report on Form 10-K.
The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly. For example, the full impact of the COVID-19 pandemic is unknown and continues to evolve rapidly, and could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. Such fluctuations could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially, and we could face costly lawsuits, including securities class action suits.
If we are unable to increase sales of our subscriptions to new customers, sell additional subscriptions to our existing customers, or expand the value of our existing customers’ subscriptions, our future revenue and results of operations will be harmed.
We offer certain features of our products as open source software with no payment required, and also offer some of our proprietary features with no payment required. Customers purchase subscriptions in order to gain access to additional functionality and support. Our future success depends on our ability to sell our subscriptions to new customers, including to large enterprises, and to expand the deployment of our offerings with existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions. Our ability to sell new subscriptions depends on a number of factors, including the prices of our offerings, the prices of products offered by our competitors, and the budgets of our customers. We also face difficulty in displacing the products of incumbent competitors. In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our customers purchase additional subscriptions and expand the value of existing subscriptions depends on a number of factors, including customers’ level of satisfaction with our offerings, the nature and size of the deployments, the desire to address additional use cases, and the perceived need for additional features, as well as general economic conditions. We rely in large part on our customers to identify new use cases for our products in order to expand such deployments and grow our business. If our customers do not recognize the potential of our offerings, our business would be materially and adversely affected. If our efforts to sell subscriptions to new customers and to expand deployments at existing customers are not successful, our total revenue and revenue growth rate may decline and our business will suffer.
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
Anyone may obtain access to the source code for our open source features and then redistribute it (either in a modified or unmodified form) and use it to compete in our markets. Additionally, we make the source code of our proprietary features for the Elastic Stack publicly available, which may enable others to compete more effectively. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the permissions allowed under open source licensing. It is possible for competitors to develop their own software, including software based on our products, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, Amazon offers some of our open source features as part of its Amazon Web Services offering. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon’s offerings may reduce the demand for our offerings and the pricing of Amazon’s offerings may limit our ability to adjust the price of our products. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.
If we do not effectively develop and expand our sales and marketing capabilities, including expanding and training our sales force, we may be unable to add new customers, increase sales to existing customers or expand the value of our existing customers’ subscriptions and our business will be adversely affected.
We dedicate significant resources to sales and marketing initiatives, which require us to invest significant financial and other resources, including in markets in which we have limited or no experience. Our business and results of operations will be harmed if our sales and marketing efforts do not generate significant revenue increases or increases that are smaller than anticipated.
We may not achieve revenue growth from expanding our sales force if we are unable to hire, train, and retain talented and effective sales personnel. We depend on our sales force to obtain new customers and to drive additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the requisite skills and technical knowledge. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient sales personnel to support our growth, and as we introduce new products, solutions and marketing strategies, we may need to re-train existing sales personnel. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly as we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions, and our business model. If our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our growth and results of operations could be negatively impacted. Moreover, Endgame’s former sales force is small and the rest of our sales force has no experience selling Endgame’s endpoint security products. If we are unable to hire and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.
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
Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. Further, due to the ongoing uncertainty related to the COVID-19 pandemic, we have taken steps to moderate the pace of hiring, and there may also be delays in hiring, onboarding and training new employees. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain, or a market perception that we do not provide or maintain, high-quality support services would have an adverse effect on our business, financial condition, and results of operations.
We rely significantly on revenue from subscriptions and, because we recognize a significant portion of the revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for the substantial majority of our revenue, comprising 92%, 91% and 93% of total revenue in the years ended April 30, 2020, 2019 and 2018, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.

A real or perceived defect, security vulnerability, error, or performance failure in our software could cause us to lose revenue, damage our reputation, and expose us to liability.
Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or otherwise not perform as contemplated. These defects, security vulnerabilities, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.
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
Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. If our products are not implemented, configured, updated or used correctly or as intended, or in a timely manner, inadequate performance, errors, loss of data, corruptions and/or security vulnerabilities may result. For example, there have been and may in the future continue to be, reports of our customers not properly securing implementations of our products, which can result in unprotected data. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our software or our failure to train customers on how to use our software productively may result in customer dissatisfaction, negative publicity and may adversely affect our reputation and brand. Failure by us to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, and adversely affect our business and growth prospects.
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
Any security breach, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss of confidential information, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. As a provider of security solutions, we may be specifically targeted by bad actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. If our security measures are breached as a result of third-party action, employee error, defect or bug in our products, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our confidential information or personal information or the confidential information or personal information of our customers, our reputation may be damaged, our business may suffer and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach.
In addition, many of our customers may use our software for processing their sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information and other related data. As a result, unauthorized access or use of this data could result in the loss, compromise, corruption or destruction of our customers’ sensitive and proprietary information and lead to litigation, regulatory investigations and claims, indemnity obligations, and other liabilities. It could also hinder our ability to obtain and maintain information security certifications that support customers’ adoption of our products and our retention of those customers. We have implemented administrative, technical and physical measures designed to protect the integrity of customer information and prevent data loss, misappropriation and other security breaches and incidents and may incur significant costs in connection with the implementation of additional preventative measures in the future.
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

We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions, increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Any of such disruptions may adversely impact our business and our financial condition, results of operations or cash flows could be adversely affected until we replace such providers or develop replacement technology or operations. In addition, if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships, it could adversely affect our business and financial results.
The length of our sales cycle can be unpredictable, particularly with respect to sales through our channel partners or sales to large customers, and our sales efforts may require considerable time and expense.
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new customers, including large customers, and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Our sales cycle can extend to more than a year for some customers, and the length of sales cycles may be further impacted due to the COVID-19 pandemic. We generally expect that some customers will scrutinize their spending more carefully given a challenging economic environment, and this might cause sales cycles to become longer. As we target more of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. A customer’s decision to use our solutions may be an enterprise-wide decision, which may require greater levels of education regarding the use cases of our products or prolonged negotiations. In addition, larger customers may demand more configuration, integration services and features. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. Because a substantial proportion of our expenses are relatively fixed in the short term, our cash flows and results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our ordinary shares to decline.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could harm our business.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations. Further, our ability to attract additional qualified personnel may be impacted by the economic uncertainty and insecurity caused by the COVID-19 pandemic. The loss of services of any of our key personnel also increases our dependency on other key personnel who remain with us. Although we have entered into employment offer letters with our key personnel, their employment is for no specific duration and constitutes at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products.
Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer and Chairman, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. For example, we announced the transition of Aaron Katz from Chief Revenue Officer to an advisory role in which he is expected to serve through August 1, 2020. We have commenced a search for his replacement, but this search may be prolonged, and we may not be able to attract a qualified replacement timely or at all, particularly as potential candidates may be wary to transition during the unstable economic conditions caused by the COVID-19 pandemic. If we are unable to mitigate these or other similar risks as we experience management turnover, our business, results of operation and financial condition may be adversely affected.
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
We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Moreover, many of our existing employees may be able to receive significant proceeds from sales of our ordinary shares in the public markets, which could lead to employee attrition and disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Additional headcount growth may result in a change to our corporate culture, which could harm our business.
We rely on channel partners to execute a portion of our sales; if our channel partners fail to perform or we are unable to maintain successful relationships with our channel partners, our ability to market, sell and distribute our solution will be more limited, and our results of operations could be harmed.
A portion of our revenue is generated by sales through our channel partners, especially to U.S. federal government customers and in certain international markets, and these sales may grow and represent a larger portion of our revenues in the future. We provide certain of our channel partners with specific training and programs to assist them in selling our offerings, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in marketing and selling our offerings. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our offerings to customers.
Some of these partners may also market, sell, and support offerings that compete with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling our offerings altogether. Our agreements with our channel partners typically have a duration of one to three years, and generally may be terminated for any reason by either party with advance notice prior to each renewal date. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, many of our new channel partners require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our offerings to customers or violates laws or our or their corporate policies. If our channel partners are unsuccessful in fulfilling the orders for our offerings, or if we are unable to enter into arrangements with and retain high quality channel partners, our ability to sell our offerings and results of operations could be harmed.
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

Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the offerings of several different companies, including offerings that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own offerings or those of our competitors, fail to meet the needs of our customers, or fail to deliver professional services to our customers particularly in light of the effects of the COVID-19 pandemic, our ability to grow our business and sell our offerings may be harmed. Our partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our results of operations.
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
The sales prices for our offerings may decline or we may introduce new pricing models for a variety of reasons, including competitive pricing pressures, discounts, in anticipation of or in conjunction with the introduction of new offerings, or promotional programs. For example, during the year ended April 30, 2019, we reduced prices for some of our Elastic Cloud offerings in conjunction with launching new offerings. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and channel partners are willing to pay in those countries and regions. Any decrease in the sales prices for our offerings, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely impacted by a shift in the mix of our subscriptions from self-managed to our cloud offering, which has a lower gross margin, as well as any increase in our mix of professional services relative to subscriptions. We cannot assure you that we will be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to a number of factors, including the mix of our subscriptions for self-managed and our cloud offerings and our professional services revenue. Due to the differing revenue recognition policies applicable to our subscriptions and professional services, shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our ordinary shares could decline.
Our ability to grow our business will depend, in part, on the expansion and adoption of our SaaS Offerings.
We believe our future success will depend, in part, on the growth in the adoption of Elastic Cloud, our family of SaaS products. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We believe that we must offer a family of SaaS products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. In the years ended April 30, 2020, 2019 and 2018, Elastic Cloud contributed 22%, 17% and 16% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, security or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. For example, Amazon Web Services provides SaaS offerings based on open source components of the Elastic Stack. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon's offerings may reduce the demand for our offerings and the pricing of Amazon's offerings may limit our ability to adjust the price of our products. If we are not able to develop, market or deliver cloud-based offerings that satisfy customer requirements technically or commercially, or if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and evolving market.
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of April 30, 2020, we had 15 issued U.S. patents, 48 pending U.S. patent applications, and 12 pending non-U.S. filings, including 4 patent cooperation treaty patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using products that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.
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
Additionally, in the United States, we may be subject to investigation and/or enforcement actions brought by federal agencies and state attorneys general and consumer protection agencies. We publicly post statements and other documentation regarding our practices concerning the processing, use and disclosure of personally identifiable information. Although we endeavor to comply with our published statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy statement and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the European General Data Protection Regulation (“GDPR”), became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of personal data. As compared to the previously effective data protection law in the European Union, the GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher.
We have incurred substantial expense in complying with new data protection legal frameworks and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our revenue and our business overall. Additionally, because these new regimes lack a substantial enforcement history, we are unable to predict how emerging standards may be applied to us. Despite our efforts to attempt to comply with new data protection obligations, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, (“EEA”), to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission. Despite this, we may be unsuccessful in maintaining conforming means of transferring such data from the EEA, in particular as a result of continued legal and legislative activity within the European Economic Area that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data.

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
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (“PCI DSS”), which relates to the processing of payment card information. In the event we or our payment processors fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers increasingly expect us to comply with more stringent privacy, data protection and information security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.
We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws, regulations, and other obligations concerning privacy, data protection and information security, which could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our offerings, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that these laws and regulations may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our data management practices or the features of our products, and we could face fines, lawsuits, regulatory investigations and other claims and penalties, and we could be required to fundamentally change our products or our business practices, any of which could have an adverse effect on our business. Any inability to adequately address privacy, data protection and information security concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy, data protection or information security laws, regulations and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and countries outside of the United States. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.
We may acquire other businesses which could require significant management attention, disrupt our business, dilute shareholder value. We may be unable to integrate acquired businesses and technologies, and acquisitions could adversely affect our results of operations.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business, such as our acquisition of Endgame in October 2019. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating Endgame or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize acquired technology or personnel, realize anticipated synergies from acquisitions, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ordinary shares. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may acquire development stage companies that are not yet profitable, and that require continued investment, which could adversely affect our results of operations and liquidity. The occurrence of any of these risks could harm our business, results of operations, and financial condition.
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
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, warfare, infectious diseases and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, the COVID-19 pandemic may curtail business spending by our customers, result in business disruptions for us and/or our customers, restrict travel to customer sites or result in a quarantine of affected populations impacting our employees, partners and customers. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the U.S. and abroad may significantly impact business continuity for our partners and our customers, reduce our customers’ business operations, delay their engagement with us (including due to travel restrictions and restrictions on in-person meetings) and could thereby adversely affect our business and financial results. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations and financial condition could be adversely affected.
We are subject to governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our software is subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our products to certain countries, end-users and end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available for download without registration. In addition, because we incorporate encryption functionality into our products, we are also subject to certain provisions of these laws that apply to encryption items. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

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
As of April 30, 2020, we had customers located in over 100 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of April 30, 2020, we had employees located in over 35 countries. Our current international operations involve and future initiatives will involve a variety of risks, including:
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•exposure to many stringent, particularly in the European Union, and potentially inconsistent laws and regulations relating to privacy, data protection and information security;
•changes in a specific country’s or region’s political or economic conditions;
•political, economic and trade uncertainties related to the effect of the United Kingdom's withdrawal from the European Union (Brexit) on the economies of United Kingdom, European Union, United States and other countries;
•risks resulting from changes in currency exchange rates;
•the impact of public health epidemics or pandemics on our employees, partners and customers;
•challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•risks relating to the implementation of trade and economic sanctions, including restrictions promulgated by the OFAC, and other similar trade protection regulations and measures in the United States or in other jurisdictions;
•reduced ability to timely collect amounts owed to us by our customers in countries where our recourse may be more limited;
•limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;
•limited or unfavorable intellectual property protection; and
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and similar applicable laws and regulations in other jurisdictions.
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•develop or enhance our products;
•continue to expand our sales and marketing and research and development organizations;
•acquire complementary technologies, products or businesses;
•expand operations in the United States or internationally;
•hire, train, and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.
Our failure to have sufficient capital to do any of these things could harm our business, financial condition, and results of operations.
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage channel partners to sell our offerings abroad and use other third parties, including recruiting firms, professional employer organizations, legal, accounting and other professional advisors, and local vendors to meet our needs associated with doing business abroad. We and these third parties may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of our channel partners and third-party representatives, as well as our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that the channel partners, third-party representatives, our employees, contractors or agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.
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
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States and other jurisdictions, are subject to change and interpretation, and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
As of April 30, 2020 and 2019, we had net operating loss carryforwards in various jurisdictions of $1.3 billion and $485.7 million, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.
Catastrophic events, or man-made problems such as terrorism, may disrupt our business.
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity. In the event our or our partners' abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, other geo-political unrest or health issues, such as an outbreak of pandemic or epidemic diseases, such as the COVID-19 pandemic, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. For example, the full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. In addition, the COVID-19 pandemic has adversely affected the economies of many countries, resulting in economic downturns that could affect demand for our products and likely impact our operating results. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. See the risk factor entitled “The ongoing COVID-19 pandemic could harm our business and results of operations.”
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
Seasonality may cause fluctuations in our sales and results of operations.
Historically, we have experienced quarterly fluctuations and seasonality based on the timing of entering into agreements with new and existing customers and the mix between annual and monthly contracts entered in each reporting period. Trends in our business, financial condition, results of operations and cash flows are impacted by seasonality in our sales cycle which generally reflects a trend to greater sales in our second and fourth quarters and lower sales in our first and third quarters, though we believe this trend has been somewhat masked by our overall growth. We expect that this seasonality will continue to affect our results of operations in the future, and might become more pronounced as we continue to target larger enterprise customers.
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
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The economic impact and uncertainty of the ongoing COVID-19 pandemic have exacerbated this volatility in both the overall stock markets and the market price of our ordinary shares. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. The market price of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated changes or fluctuations in our operating results;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•announcements by us or our competitors of new offerings or new or terminated significant contracts, commercial relationships or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•a loss of investor confidence in the market for technology stocks or the stock market in general;
•future sales or expected future sales of our ordinary shares;
•investor perceptions of us, the benefits of our offerings and the industries in which we operate;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and/or stock market valuations of other technology companies generally, or those in our industry in particular;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors, including our acquisition of Endgame;
•breaches of, or failures relating to, privacy, data protection or information security;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our board of directors, particularly with respect to Mr. Banon;
•general economic conditions and slow or negative growth of our markets, including as a result of the COVID-19 pandemic; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.
Our executive officers and directors together beneficially owned 28% of our ordinary shares outstanding as of April 30, 2020. As a result, these shareholders, acting together, will have significant influence over matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of association and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.
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
In addition, holders of an aggregate of 20,263,691 ordinary shares, based on shares outstanding as of April 30, 2020, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also registered the offer and sale of all ordinary shares that we may issue under our equity compensation plan, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
Our articles of association contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for shareholders to appoint directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
•the staggered three-year terms of the members of our board of directors, as a result of which only approximately one-third of the members of our board of directors may be subject to election in any one year;
•a provision that the members of our board of directors may only be removed by a General Meeting by a two-thirds majority of votes cast representing at least 50% of our issued share capital if such removal is not proposed by our board of directors;
•a provision that the members of our board of directors may only be appointed upon binding nomination of the board of directors, which can only be overruled with a two-thirds majority of votes cast representing at least 50% of our issued share capital;
•the inclusion of a class of preference shares in our authorized share capital that may be issued by our board of directors, in such a manner as to dilute the interest of shareholders, including any potential acquirer or activist shareholder, in order to delay or discourage any potential unsolicited offer or shareholder activism;
•requirements that certain matters, including an amendment of our articles of association, may only be brought to our shareholders for a vote upon a proposal by our board of directors; and
•minimum shareholding thresholds, based on nominal value, for shareholders to call General Meetings of our Shareholders or to add items to the agenda for those meetings.

We are subject to the Dutch Corporate Governance Code but do not comply with all the suggested governance provisions of the Dutch Corporate Governance Code. This may affect your rights as a shareholder.
As a Dutch company, we are subject to the Dutch Corporate Governance Code (“DCGC”). The DCGC contains both principles and suggested governance provisions for management boards, supervisory boards, shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the suggested governance provisions of the DCGC. If they do not comply with those provisions (e.g., because of a conflicting requirement), the company is required to give the reasons for such noncompliance. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including the NYSE. The principles and suggested governance provisions apply to our board of directors (in relation to role and composition, conflicts of interest and independency requirements, board committees and remuneration), shareholders and the General Meeting (for example, regarding anti-takeover protection and our obligations to provide information to our shareholders) and financial reporting (such as external auditor and internal audit requirements). We comply with all applicable provisions of the DCGC except where such provisions conflict with U.S. exchange listing requirements or with market practices in the United States or the Netherlands. This may affect your rights as a shareholder, and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the suggested governance provisions of the DCGC.
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
The trading market for our ordinary shares is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts or public investors. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, our stock price may decline. Further, analysts could downgrade our ordinary shares or publish unfavorable research about us. If one or more of the analysts who cover our company ceases to cover us, or fails to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations has increased, and we expect will continue increasing our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly as we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Act of 2012 ("JOBS Act").
Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations, and the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future or hire outside consultants, which will increase our costs and expenses.

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
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may, therefore, be adversely affected.
As a public company in the United States, we are subject to the Sarbanes-Oxley Act, which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. For example, since our IPO, we have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to assist in our compliance efforts. In addition, effective April 30, 2020, we are no longer an “emerging growth company,” as defined in the JOBS Act, and therefore we are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
Despite significant investment, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to implement or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports that we file with the SEC.
Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, and would likely cause the trading price of our ordinary shares to decline.
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
A non-U.S. corporation will generally be considered a passive foreign investment company (“PFIC”), for U.S. federal income tax purposes, in any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. For purposes of the PFIC asset test, the value of our assets will generally be determined by reference to our market capitalization. Based on our past and current projections of our income and assets, we do not expect to be a PFIC for the current taxable year or for the foreseeable future. Nevertheless, a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year). Since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot assure you that we will not be or become a PFIC in the current taxable year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder (as defined in “Material U.S. Federal Income Tax Considerations”) holds our ordinary shares, the U.S. holder may be subject to adverse tax consequences. Each U.S. holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.
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

Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
As a distributed company, we employ a distributed workforce with offices and employee hubs around the world. The largest of these hubs is located in Mountain View, California, where we lease approximately 40,000 square feet.
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
Holders of Record
As of June 22, 2020 there were 107 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
The graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested at the market close on October 5, 2018, which was our initial trading day, in our ordinary shares. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends. Our offering price of our ordinary shares in our IPO, which had a closing stock price of $70.00 on October 5, 2018, was $36.00 per share.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our ordinary shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
ESTC
S&P 500
S&P 500 IT
$160
$140
$120
$100
$80
10/5/2018
10/31/2018
1/31/2019
4/30/2019
7/31/2019
10/31/2019
1/31/2020
4/30/2020

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into ant filing of Elastic N.V. under the Securities Act or the Exchange Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended April 30, 2020, 2019 and 2018 and the consolidated balance sheet data as of April 30, 2020 and 2019 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of April 30, 2018 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

Consolidated Statements of Operations:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Revenue
License - self-managed	$53,536	$39,474	$25,759
Subscription - self-managed and SaaS	338,634	208,780	123,623
Total subscription revenue	392,170	248,254	149,382
Professional services	35,450	23,399	10,553
Total revenue	427,620	271,653	159,935
Cost of revenue (1)(2)(3)
Cost of license - self-managed	948	387	387
Cost of subscription - self-managed and SaaS	84,819	53,560	27,920
Total cost of revenue - subscription	85,767	53,947	28,307
Cost of professional services	36,923	24,063	12,433
Total cost of revenue	122,690	78,010	40,740
Gross profit	304,930	193,643	119,195
Operating expenses (1)(2)(3)(4)
Research and development	165,370	101,167	55,641
Sales and marketing	219,040	147,296	82,606
General and administrative	91,625	46,536	28,942
Total operating expenses	476,035	294,999	167,189
Operating loss (1)(2)(3)(4)	(171,105)	(101,356)	(47,994)
Other income (expense), net	1,963	3,441	(1,357)
Loss before income taxes	(169,142)	(97,915)	(49,351)
Provision for (benefit from) income taxes	(1,968)	4,388	3,376
Net loss	$(167,174)	$(102,303)	$(52,727)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.12)	$(1.86)	$(1.65)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	78,799,732	54,893,365	32,033,792
(1) Includes stock-based compensation expense as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$4,147	$3,383	$699
Cost of professional services	2,980	1,208	329
Research and development	23,621	16,100	5,045
Sales and marketing	19,334	11,996	3,560
General and administrative	9,925	7,255	3,109
Total stock-based compensation expense	$60,007	$39,942	$12,742

(2) Includes employer payroll taxes on employee stock transactions as follows (information for fiscal year 2018 is not meaningful):

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$349	$28	$—
Cost of professional services	178	10	—
Research and development	2,179	939	—
Sales and marketing	3,237	747	—
General and administrative	1,550	90	—
Total stock-based compensation expense	$7,493	$1,814	$—
(3) Includes amortization of acquired intangibles as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Cost of Revenue
Cost of license - self-managed	$948	$387	$387
Cost of subscription - self-managed and SaaS	5,820	2,421	1,521
Sales and marketing	3,300	148	119
Total amortization of acquired intangibles	$10,068	$2,956	$2,027
(4) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Research and development	$34	$689	$655
Sales and marketing	522	—	—
General and administrative	17,418	259	608
Total acquisition-related expenses	$17,974	$948	$1,263
Consolidated Balance Sheet Data:

	As of April 30,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents	$297,081	$298,000	$50,941
Working capital	$158,815	$226,061	$7,116
Total assets	$803,911	$485,738	$183,013
Deferred revenue, current and non-current	$259,702	$170,666	$102,561
Redeemable convertible preference shares	$—	$—	$200,921
Accumulated deficit	$(484,251)	$(317,077)	$(214,774)
Total shareholders' equity (deficit)	$413,647	$263,012	$(153,529)

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
Overview
Elastic is a search company. We deliver technology that enables users to search through massive amounts of structured and unstructured data for a wide range of consumer and enterprise applications. Our primary offering is the Elastic Stack, a powerful set of software products that ingest and store data from any source, and in any format, and perform search, analysis, and visualization in milliseconds or less. The Elastic Stack is designed for direct use by developers to power a variety of use cases. We also offer three software solutions – Enterprise Search, Observability, and Security – built on the Elastic Stack. Our solutions are designed to be deployed everywhere: in public or private clouds, in hybrid environments, or in traditional on-premises environments. Our products are used by individual developers and organizations of all sizes across a wide range of industries.
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
Our business model is based on a combination of open source and proprietary software. We market and distribute the Elastic Stack and our solutions using a free and open distribution strategy. Developers are able to download our software directly from our website. Some features of our software can be downloaded and used free of charge. Others are only available through paid subscriptions, which include access to specific proprietary features and also include support. These paid features can be unlocked without the need to re-deploy the software. There is no free subscription tier in our cloud offerings, where all subscriptions are paid.
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
We generate revenue primarily from sales of subscriptions for our software. We offer various paid subscription tiers that provide different levels of access to proprietary features and support. We do not sell support separately. Our subscription agreements for self-managed deployments typically have terms of one to three years and we usually bill for them annually in advance. Elastic Cloud customers may purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration. Subscriptions accounted for 92%, 91% and 93% of total revenue in the years ended April 30, 2020, 2019 and 2018, respectively. We also generate revenue from consulting and training services.
We had over 11,300 customers, over 8,100 customers and over 5,000 customers as of April 30, 2020, 2019, and 2018, respectively. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. All affiliated entities are typically counted as a single customer. The annual contract value (“ACV”) of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV. The number of customers who represented greater than $100,000 in ACV was over 610, over 440, and over 275 as of April 30, 2020, 2019 and 2018, respectively.
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

We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 1,936 employees as of April 30, 2020.
On October 8, 2019, the Company acquired all outstanding shares of Endgame, a security company offering endpoint protection technology, for a total acquisition price of $234.0 million. Elastic paid the purchase price through (i) the issuance of 2,218,694 ordinary shares in respect of Endgame’s outstanding capital stock, warrants, convertible notes, and certain retention awards, (ii) the cash repayment of Endgame’s outstanding indebtedness of $20.4 million, (iii) the assumption of Endgame’s outstanding options, (iv) a $0.4 million cash deposit to an expense fund for the fees and expenses of the representative and agent of Endgame securityholders, (v) the cash payment of Endgame’s transaction expenses of $5.9 million, and (vi) the cash payment of withholding taxes related to acquisition expense settled in shares of $2.8 million. Approximately 11% of the ordinary shares issued, or 235,031 shares, are being held in an indemnity escrow fund for 18 months after the acquisition close date. Refer to Note 5, Acquisitions in the notes to consolidated financial statements for further discussion of the acquisition.
We have experienced significant growth, with revenue increasing to $427.6 million in the year ended April 30, 2020 from $271.7 million in the year ended April 30, 2019 and $159.9 million in the year ended April 30, 2018, representing year-over-year growth of 57% for the year ended April 30, 2020 and 70% for the year ended April 30, 2019. In the year ended April 30, 2020, revenue from outside the United States accounted for 43% of our total revenue. For our non-U.S. operations, the majority of our revenue and expenses are denominated in currencies such as the Euro and British Pound Sterling. No customer represented more than 10% of our revenue in the years ended April 30, 2020, 2019 or 2018. We have not been profitable to date. In the years ended April 30, 2020, 2019 and 2018, we incurred net losses of $167.2 million, $102.3 million and $52.7 million, respectively, and our net cash used in operating activities was $30.6 million, $23.9 million and $20.8 million, respectively. We have experienced losses in each year since our incorporation and as of April 30, 2020, had an accumulated deficit of $484.3 million. We expect we will continue to incur net losses for the foreseeable future. There can be no assurance as to when we may become profitable.
COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, impact on our customers and our sales cycles, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. In the near to intermediate term, we may experience an increase in delayed purchasing decisions from prospective customers and longer sales cycles, which we have experienced, which in turn, could result in delays in deals closing, creating near-term headwinds for calculated billings, as well as potential future impacts on revenue growth and other key metrics.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Growing the Elastic community. Our strategy consists of providing a combination of open source, free proprietary and paid proprietary software and fostering a community of users and developers. Our strategy is designed to pursue what we believe to be significant untapped potential for the use of our technology. After developers begin to use our software and start to participate in our developer community, they become more likely to apply our technology to additional use cases and evangelize our technology within their organizations. This reduces the time required for our sales force to educate potential leads on our solutions. In order to capitalize on our opportunity, we intend to make further investments to keep the Elastic Stack accessible and well known to software developers around the world. We intend to continue to invest in our products and support and engage our user base and developer community through content, events, and conferences in the U.S. and internationally. Our results of operations may fluctuate as we make these investments.
Developing new features to expand the use cases to which the Elastic Stack can be applied. The Elastic Stack is applied to various use cases both directly by developers and through the solutions we offer. Our revenue is derived primarily from subscriptions of Enterprise Search, Observability and Security built on the Elastic Stack. We believe that releasing additional features of the Elastic Stack and additional features for our solutions on top of the Elastic Stack drives usage of our products and ultimately drives our growth. To that end, we plan to continue to invest in building new features and solutions that expand the capabilities of our solutions and the Elastic Stack and make it easier to apply to additional use cases. These investments may adversely affect our operating results prior to generating benefits, to the extent that they ultimately generate benefits at all.

Growing our customer base by converting users of our software to paid subscribers. Our financial performance depends on growing our paid customer base by converting free users of our software into paid subscribers. Our distribution model has resulted in rapid adoption by developers around the world. We have invested, and expect to continue to invest, heavily in sales and marketing efforts to convert additional free users to paid subscribers. Our investment in sales and marketing is significant given our large and diverse user base. The investments are likely to occur in advance of the anticipated benefits resulting from such investments, such that they may adversely affect our operating results in the near term.
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
An indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the ACV of customers that have entered into annual subscription agreements. To calculate an expansion rate as of the end of a given month, we start with the ACV from all such customers as of twelve months prior to that month end, or Prior Period Value. We then calculate the ACV from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. We believe that our Net Expansion Rate provides useful information about the evolution of our business’ existing customers. The Net Expansion Rate includes the dollar-weighted value of our subscriptions that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate continued to be over 130% for each quarter during fiscal 2020.
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
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of SaaS products that includes Elasticsearch Service, Site Search Service, and App Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for SaaS deployment alternatives with reduced administrative burdens. In some cases, open source users that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. In the years ended April 30, 2020, 2019 and 2018, Elastic Cloud contributed 22%, 17% and 16% of our total revenue, respectively. We believe that offering a SaaS deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting and managing costs.
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

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Gross profit	$304,930	$193,643	$119,195
Stock-based compensation expense	7,127	4,591	1,028
Employer payroll taxes on employee stock transactions	527	38	—
Amortization of acquired intangibles	6,768	2,808	1,908
Non-GAAP gross profit	$319,352	$201,080	$122,131
Gross margin	71%	71%	75%
Non-GAAP gross margin (non-GAAP gross profit as a percentage of revenue)	75%	74%	76%
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

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Operating loss	$(171,105)	$(101,356)	$(47,994)
Stock-based compensation expense	60,007	39,942	12,742
Employer payroll taxes on employee stock transactions	7,493	1,814	—
Amortization of acquired intangibles	10,068	2,956	2,027
Acquisition-related expenses	17,974	948	1,263
Non-GAAP loss from operations	$(75,563)	$(55,696)	$(31,962)
Operating margin	(40)%	(37)%	(30)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(18)%	(21)%	(20)%
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
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash used in operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(30,564)	$(23,937)	$(20,819)
Less: Purchases of property and equipment	(5,063)	(3,447)	(2,968)
Free cash flow	$(35,627)	$(27,384)	$(23,787)
Net cash (used in) provided by investing activities	$(29,187)	$(8,283)	$8,330
Net cash provided by financing activities	$58,539	$281,788	$3,427
Net cash used in operating activities (as a percentage of total revenue)	(7)%	(9)%	(13)%
Less: Purchases of property and equipment (as a percentage of total revenue)	(1)%	(1)%	(2)%
Free cash flow margin	(8)%	(10)%	(15)%
Calculated Billings
We define calculated billings as total revenue plus the increase in total deferred revenue as presented on or derived from our consolidated statements of cash flows less the (increase) decrease in total unbilled accounts receivable in a given period. Calculated billings exclude the effects of deferred revenue and unbilled accounts receivable acquired through acquisitions. We typically invoice our customers annually in advance, and to a lesser extent multi-year in advance, quarterly in advance, monthly in advance, monthly in arrears or upon delivery. Our management uses calculated billings to understand and evaluate our near-term cash flows and operating results. The following table presents our calculated billings for the periods presented and a reconciliation of calculated billings to total revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Total revenue	$427,620	$271,653	$159,935
Add: Increase in total deferred revenue	85,670	71,876	45,814
Less: Increase in unbilled accounts receivable	(592)	(571)	(25)
Calculated billings	$512,698	$342,958	$205,724
Components of Results of Operations
Revenue
Subscription.    Our revenue is primarily generated through the sale of subscriptions to software, which is either self-managed by the user or hosted and managed by us in the cloud. Subscriptions provide access to paid proprietary software features and access to support for our paid and unpaid software.
A portion of the revenue from self-managed subscriptions is generally recognized up front at the point in time when the license is delivered. This revenue is presented as License – self-managed in our consolidated statements of operations. The remainder of revenue from self-managed subscriptions is recognized ratably over the subscription term while revenue from subscriptions that require access to the cloud or that are hosted and managed by us in the cloud is recognized ratably over the subscription term or on a usage basis; both are presented within Subscription – self-managed and SaaS in our consolidated statements of operations.
Professional services.    Professional services comprises consulting services as well as public and private training. Consulting services are generally time-based arrangements. Revenue for professional services is recognized as these services are performed.

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
Operating Expenses
Research and development. Research and development expense primarily consists of personnel costs and allocated overhead costs for employees and contractors. We expect our research and development expense to increase in absolute dollars for the foreseeable future as we continue to develop new technology and invest further in our existing products.
Sales and marketing. Sales and marketing expense primarily consists of personnel costs, commissions, allocated overhead costs and costs related to marketing programs and user events. Marketing programs consist of advertising, events, brand-building and customer acquisition and retention activities. We expect our sales and marketing expense to increase in absolute dollars as we expand our salesforce and increase our investments in marketing resources. We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are related to the acquisition of customer contracts. Sales commissions costs are amortized over the expected benefit period.
General and administrative. General and administrative expense primarily consists of personnel costs for our management, finance, legal, human resources, and other administrative employees. Our general and administrative expense also includes professional fees, accounting fees, audit fees, tax services and legal fees, as well as insurance, allocated overhead costs, and other corporate expenses. We expect our general and administrative expense to increase in absolute dollars as we increase the size of our general and administrative functions to support the growth of our business. We also anticipate that we will continue to incur additional costs for employees and third-party consulting services related to operating as a public company.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue. The Company has elected to omit a discussion and analysis of the financial condition and results of operations of certain items from fiscal year ended April 30, 2018 and year to year comparison between fiscal year ended April 30, 2019 and April 30, 2018. Such discussion and analysis can be found in “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the SEC on June 28, 2019 and is incorporated by reference herein. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Revenue
License - self-managed	$53,536	$39,474	$25,759
Subscription - self-managed and SaaS	338,634	208,780	123,623
Total subscription revenue	392,170	248,254	149,382
Professional services	35,450	23,399	10,553
Total revenue	427,620	271,653	159,935
Cost of revenue (1)(2)(3)
Cost of license - self-managed	948	387	387
Cost of subscription - self-managed and SaaS	84,819	53,560	27,920
Total cost of revenue - subscription	85,767	53,947	28,307
Cost of professional services	36,923	24,063	12,433
Total cost of revenue	122,690	78,010	40,740
Gross profit	304,930	193,643	119,195
Operating expenses (1)(2)(3)(4)
Research and development	165,370	101,167	55,641
Sales and marketing	219,040	147,296	82,606
General and administrative	91,625	46,536	28,942
Total operating expenses	476,035	294,999	167,189
Operating loss (1)(2)(3)(4)	(171,105)	(101,356)	(47,994)
Other income (expense), net	1,963	3,441	(1,357)
Loss before income taxes	(169,142)	(97,915)	(49,351)
Provision for (benefit from) income taxes	(1,968)	4,388	3,376
Net loss	$(167,174)	$(102,303)	$(52,727)
(1) Includes stock-based compensation expense as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$4,147	$3,383	$699
Cost of professional services	2,980	1,208	329
Research and development	23,621	16,100	5,045
Sales and marketing	19,334	11,996	3,560
General and administrative	9,925	7,255	3,109
Total stock-based compensation expense	$60,007	$39,942	$12,742

(2) Includes employer payroll taxes on employee stock transactions as follows (information for fiscal year 2018 is not meaningful):

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$349	$28	$—
Cost of professional services	178	10	—
Research and development	2,179	939	—
Sales and marketing	3,237	747	—
General and administrative	1,550	90	—
Total employer payroll tax on stock transactions	$7,493	$1,814	$—
(3) Includes amortization of acquired intangibles as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Cost of Revenue
Cost of license - self-managed	$948	$387	$387
Cost of subscription - self-managed and SaaS	5,820	2,421	1,521
Sales and marketing	3,300	148	119
Total amortization of acquired intangibles	$10,068	$2,956	$2,027
(4) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Research and development	$34	$689	$655
Sales and marketing	522	—	—
General and administrative	17,418	259	608
Total acquisition-related expenses	$17,974	$948	$1,263

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Year Ended April 30,
	2020	2019	2018
Revenue
License - self-managed	13%	14%	16%
Subscription - self-managed and SaaS	79%	77%	77%
Total subscription revenue	92%	91%	93%
Professional services	8%	9%	7%
Total revenue	100%	100%	100%
Cost of revenue
Cost of license - self-managed	0%	0%	0%
Cost of subscription - self-managed and SaaS	20%	20%	17%
Total cost of revenue - subscription	20%	20%	17%
Cost of professional services	9%	9%	8%
Total cost of revenue	29%	29%	25%
Gross profit	71%	71%	75%
Operating expenses
Research and development	39%	37%	35%
Sales and marketing	51%	54%	52%
General and administrative	21%	17%	18%
Total operating expenses	111%	108%	105%
Operating loss	(40)%	(37)%	(30)%
Other income (expense), net	0%	1%	(1)%
Loss before income taxes	(40)%	(36)%	(31)%
Provision for (benefit from) income taxes	(1)%	2%	2%
Net loss	(39)%	(38)%	(33)%
Comparison of Fiscal Years Ended April 30, 2020 and 2019
Revenue

	Year Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Revenue
License - self-managed	$53,536	$39,474	$14,062	36%
Subscription - self-managed and SaaS	338,634	208,780	129,854	62%
Total subscription revenue	392,170	248,254	143,916	58%
Professional services	35,450	23,399	12,051	52%
Total revenue	$427,620	$271,653	$155,967	57%
Total revenue increased by $156.0 million, or 57%, in the year ended April 30, 2020 compared to the prior year.
Total subscription revenue increased $143.9 million, or 58%, in the year ended April 30, 2020 compared to the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 11,300 customers in the year ended April 30, 2020 compared to over 8,100 customers in the prior year.
Professional services revenue increased by $12.1 million, or 52%, in the year ended April 30, 2020 compared to the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Year Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Cost of revenue
Cost of license - self-managed	$948	$387	$561	145%
Cost of subscription - self-managed and SaaS	84,819	53,560	31,259	58%
Total cost of revenue - subscription	85,767	53,947	31,820	59%
Cost of professional services	36,923	24,063	12,860	53%
Total cost of revenue	$122,690	$78,010	$44,680	57%
Gross profit	$304,930	$193,643	$111,287	57%
Gross margin:
License - self-managed	98%	99%
Subscriptions - self-managed and SaaS	75%	74%
Total subscription margin	78%	78%
Professional services	(4)%	(3)%
Total gross margin	71%	71%
Total cost of subscription revenue increased by $31.8 million, or 59%, in the year ended April 30, 2020 compared to the prior year. This increase was primarily due to an increase of $20.6 million in cloud infrastructure costs and an increase of $5.2 million in personnel and related charges from growth in headcount in our support organization. In addition, amortization of acquired intangible assets increased $3.3 million. The increase in personnel and related costs includes an increase of $3.8 million in salaries and related taxes and an increase of $0.8 million in stock-based compensation expense. Total subscription margin remained flat at 78% in the year ended April 30, 2020 compared to the prior year.
Cost of professional services revenue increased by $12.9 million, or 53%, in the year ended April 30, 2020 compared to the prior year. This increase was primarily due to an increase of $12.1 million in personnel and related costs and increases of $0.7 million in software and equipment expense and rent of $0.7 million driven by an increase in headcount in our consulting and training organizations. These increases were partially offset by a decrease of $1.7 million in subcontractor costs. The increase in personnel and related costs includes an increase of $8.3 million in salaries and related taxes and an increase of $1.8 million in stock-based compensation expense.
Gross margin for professional services revenue was (4)% in the year ended April 30, 2020 compared to (3)% for the prior year. Historically, our professional services offerings have primarily consisted of training, however, we have recently experienced increased demand for consulting services. In the year ended April 30, 2020, we have invested in headcount for our professional services organization that we believe will be needed as we continue to grow. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Year Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Research and development	$165,370	$101,167	$64,203	63%
Research and development expense increased by $64.2 million, or 63%, in the year ended April 30, 2020 compared to the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $51.3 million and software and equipment expense increased by $3.4 million, primarily as a result of growth in headcount. In addition, cloud infrastructure costs related to our research and development activities increased $3.4 million. The increase in personnel and related costs includes an increase of $38.2 million in salaries and related taxes and an increase of $7.5 million in stock-based compensation expense.

Sales and marketing

	Year Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Sales and marketing	$219,040	$147,296	$71,744	49%
Sales and marketing expense increased by $71.7 million, or 49%, in the year ended April 30, 2020 compared to the prior year. This increase was primarily due to an increase of $55.1 million in personnel and related costs and an increase of $3.0 million in software and equipment expense, as we continue to increase our sales and marketing headcount. In addition, marketing expenses increased $5.2 million as we increased the reach of our global marketing campaigns and amortization of acquired intangible assets increased by $3.2 million. The increase in personnel and related costs includes an increase of $33.9 million in salaries and related taxes, an increase of $6.4 million in commissions expense related to the amortization of contract acquisition costs and an increase of $7.3 million in stock-based compensation expense.
General and administrative

	Year Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
General and administrative	$91,625	$46,536	$45,089	97%
General and administrative expense increased by $45.1 million, or 97%, in the year ended April 30, 2020 compared to the prior year. As a result of our continued investment in headcount, personnel and related costs increased by $37.3 million. Legal and professional advisory expenses increased by $8.1 million due primarily to expenses incurred in connection with the acquisition of Endgame and international expansion. The increase in personnel and related costs includes an increase of $17.6 million in salaries and related taxes, an increase in acquisition-related compensation of $12.5 million and an increase of $2.7 million in stock-based compensation expense.
Other Income (Expense), Net

	Year Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Other income (expense), net	$1,963	$3,441	$(1,478)	(43)%
Other income was $2.0 million for the year ended April 30, 2020 compared to $3.4 million in the prior year. This decrease was primarily due to a higher negative impact of foreign currency fluctuations of $2.0 million and a decrease of $0.5 million in other income which were partially offset by an increase of $0.9 million in interest income.
Provision for (Benefit from) Income Taxes

	Year Ended April 30,		Change
	2020	2019	$	%
	(in thousands)
Provision for (benefit from) income taxes	$(1,968)	$4,388	$(6,356)	(145)%
The benefit from income taxes was $2.0 million compared to a provision for $4.4 million in the prior year. The additional tax benefit is primarily due to the increase in the pretax loss, benefit from net operating loss carryback due to the Coronavirus Aid, Relief, and Economic Security Act, tax benefit for stock-based compensation which were partially offset by a valuation allowance for deferred tax assets in the United States, the Netherlands, and the United Kingdom. Our effective tax rate was 1.2% and (4.5)% of our net loss before taxes for the year ended April 30, 2020 and 2019, respectively.
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

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2018	October 31, 2018	July 31, 2018
Revenue
License - self-managed	$16,862	$14,495	$12,272	$9,907	$12,624	$9,406	$10,204	$7,240
Subscription - self-managed and SaaS	97,041	89,703	79,407	72,483	60,999	55,180	48,232	44,369
Total subscription revenue	113,903	104,198	91,679	82,390	73,623	64,586	58,436	51,609
Professional services	9,720	8,983	9,427	7,320	6,976	6,249	5,139	5,035
Total revenue	123,623	113,181	101,106	89,710	80,599	70,835	63,575	56,644
Cost of revenue (1)(2)(3)
Cost of license - self- managed	346	347	158	97	97	96	97	97
Cost of subscription - self- managed and SaaS	23,987	23,196	19,741	17,895	16,548	13,941	12,870	10,201
Total cost of revenue - subscription	24,333	23,543	19,899	17,992	16,645	14,037	12,967	10,298
Cost of professional services	9,940	9,862	8,862	8,259	6,797	6,387	5,620	5,259
Total cost of revenue	34,273	33,405	28,761	26,251	23,442	20,424	18,587	15,557
Gross profit	89,350	79,776	72,345	63,459	57,157	50,411	44,988	41,087
Operating expenses (1)(2)(3)(4)
Research and development	45,591	46,119	38,478	35,182	31,004	25,850	25,332	18,981
Sales and marketing	58,180	54,829	54,020	52,011	45,044	37,196	34,634	30,422
General and administrative	20,153	21,096	31,808	18,568	13,194	11,151	12,092	10,099
Total operating expenses	123,924	122,044	124,306	105,761	89,242	74,197	72,058	59,502
Operating loss (1)(2)(3)(4)	(34,574)	(42,268)	(51,961)	(42,302)	(32,085)	(23,786)	(27,070)	(18,415)
Other income (expense), net	687	(1,339)	1,684	931	704	1,877	264	596
Loss before income taxes	(33,887)	(43,607)	(50,277)	(41,371)	(31,381)	(21,909)	(26,806)	(17,819)
Provision for (benefit from) income taxes	(2,736)	674	(304)	398	3,454	(558)	733	759
Net loss	$(31,151)	$(44,281)	$(49,973)	$(41,769)	$(34,835)	$(21,351)	$(27,539)	$(18,578)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.38)	$(0.55)	$(0.64)	$(0.56)	$(0.48)	$(0.30)	$(0.63)	$(0.56)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	82,123,381	80,737,237	77,772,406	74,643,782	72,307,990	70,725,336	43,978,770	32,978,163
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2018	October 31, 2018	July 31, 2018
Cost of Revenue
Cost of subscription - self managed and SaaS	$1,278	$1,008	$946	$915	$1,195	$1,095	$680	$413
Cost of professional services	902	879	638	561	440	364	227	177
Research and development	6,534	6,256	5,870	4,961	4,714	4,604	4,685	2,097
Sales and marketing	5,828	4,540	4,658	4,308	3,911	3,471	2,762	1,852
General and administrative	2,690	2,905	2,304	2,026	1,667	1,577	2,885	1,126
Total stock-based compensation expense	$17,232	$15,588	$14,416	$12,771	$11,927	$11,111	$11,239	$5,665

(2) Includes employer payroll taxes on employee stock transactions as follows (information for periods prior to three months ended April 30, 2019 is not meaningful):

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2018	October 31, 2018	July 31, 2018
Cost of Revenue
Cost of subscription - self managed and SaaS	$28	$21	$166	$134	$28	$—	$—	$—
Cost of professional services	42	16	86	34	10	—	—	—
Research and development	293	238	888	760	939	—	—	—
Sales and marketing	421	335	1,887	594	747	—	—	—
General and administrative	61	129	753	607	90	—	—	—
Total stock-based compensation expense	$845	$739	$3,780	$2,129	$1,814	$—	$—	$—
(3) Includes amortization of acquired intangibles as follows:

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2018	October 31, 2018	July 31, 2018
Cost of Revenue
Cost of license - self managed	$346	$347	$158	$97	$97	$96	$97	$97
Cost of subscription - self managed and SaaS	1,763	2,660	861	536	570	638	637	576
Sales and marketing	1,441	1,451	379	29	33	38	40	37
Total amortization of acquired intangibles	$3,550	$4,458	$1,398	$662	$700	$772	$774	$710
(4) Includes acquisition-related expenses as follows:

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2018	October 31, 2018	July 31, 2018
Research and development	$—	$—	$—	$34	$168	$173	$174	$174
Sales and marketing	14	395	113	—	—	—	—	—
General and administrative	198	933	13,849	2,438	—	—	53	206
Total acquisition-related expenses	$212	$1,328	$13,962	$2,472	$168	$173	$227	$380

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2018	October 31, 2018	July 31, 2018
Revenue
License - self-managed	14%	13%	12%	11%	15%	13%	16%	13%
Subscription - self-managed and SaaS	78%	79%	79%	81%	76%	78%	76%	78%
Total subscription revenue	92%	92%	91%	92%	91%	91%	92%	91%
Professional services	8%	8%	9%	8%	9%	9%	8%	9%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%	0%	0%	0%	0%	0%	0%
Cost of subscription - self- managed and SaaS	20%	21%	20%	20%	21%	20%	20%	18%
Total cost of revenue - subscription	20%	21%	20%	20%	21%	20%	20%	18%
Cost of professional services	8%	9%	8%	9%	8%	9%	9%	9%
Total cost of revenue	28%	30%	28%	29%	29%	29%	29%	27%
Gross profit	72%	70%	72%	71%	71%	71%	71%	73%
Operating expenses (1)(2)(3)(4)
Research and development	37%	41%	38%	39%	39%	36%	40%	34%
Sales and marketing	47%	48%	53%	58%	56%	52%	54%	54%
General and administrative	16%	18%	31%	21%	16%	16%	19%	18%
Total operating expenses	100%	107%	122%	118%	111%	104%	113%	106%
Operating loss (1)(2)(3)(4)	(28)%	(37)%	(50)%	(47)%	(40)%	(33)%	(42)%	(33)%
Other income (expense), net	1%	(2)%	0%	1%	1%	2%	0%	1%
Loss before income taxes	(27)%	(39)%	(50)%	(46)%	(39)%	(31)%	(42)%	(32)%
Provision for (benefit from) income taxes	(2)%	0%	(1)%	1%	4%	(1)%	1%	1%
Net loss	(25)%	(39)%	(49)%	(47)%	(43)%	(30)%	(43)%	(33)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2018	October 31, 2018	July 31, 2018
Cost of Revenue
Cost of subscription - self managed and SaaS	1%	1%	1%	1%	1%	2%	1%	1%
Cost of professional services	1%	1%	0%	1%	1%	0%	0%	0%
Research and development	5%	5%	6%	6%	6%	7%	8%	4%
Sales and marketing	5%	4%	5%	5%	5%	5%	4%	3%
General and administrative	2%	3%	2%	2%	2%	2%	5%	2%
Total stock-based compensation expense	14%	14%	14%	15%	15%	16%	18%	10%

(2) Includes employer payroll taxes on employee stock transactions as follows (information for periods prior to three months ended April 30, 2019 is not meaningful):

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2018	October 31, 2018	July 31, 2018
Cost of Revenue
Cost of subscription - self managed and SaaS	0%	0%	0%	0%	0%	0%	0%	0%
Cost of professional services	0%	0%	0%	0%	0%	0%	0%	0%
Research and development	0%	0%	1%	1%	1%	0%	0%	0%
Sales and marketing	1%	1%	2%	1%	1%	0%	0%	0%
General and administrative	0%	0%	1%	1%	0%	0%	0%	0%
Total stock-based compensation expense	1%	1%	4%	3%	2%	0%	0%	0%
(3) Includes amortization of acquired intangibles as follows:

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2018	October 31, 2018	July 31, 2018
Cost of Revenue
Cost of license - self- managed	0%	0%	0%	0%	0%	0%	0%	0%
Cost of subscription - self- managed and SaaS	2%	3%	1%	1%	1%	1%	1%	1%
Sales and marketing	1%	1%	0%	0%	0%	0%	0%	0%
Total amortization of acquired intangibles	3%	4%	1%	1%	1%	1%	1%	1%
(4) Includes acquisition-related expenses as follows:

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2018	October 31, 2018	July 31, 2018
Research and development	0%	0%	0%	0%	0%	0%	0%	0%
Sales and marketing	0%	0%	0%	0%	0%	0%	0%	0%
General and administrative	0%	1%	14%	3%	0%	0%	0%	1%
Total acquisition-related expenses	0%	1%	14%	3%	0%	0%	0%	1%
Quarterly Trends in Revenue and Expense
Our quarterly total subscription revenue increased sequentially in each of the periods presented due to the expansion of our existing customer subscription footprint and an increase in the number of new customers. Historically, we have experienced quarterly fluctuations and seasonality based on the timing of entering into new agreements with customers, the timing of renewals, and the mix between annual and monthly contracts entered in each reporting period. Revenue trends are impacted by seasonality in our sales cycle which generally reflects a trend to greater revenue in our second and fourth quarters and lower revenue in our first and third quarters, though we believe this trend has been somewhat masked by our overall revenue growth. Because we generally invoice annually in advance for subscription agreements at least one year in duration, but we recognize the majority of the revenue ratably over the term of those agreements, a substantial portion of the revenue that we report in each period is attributable to the recognition of deferred revenue relating to subscriptions invoiced during previous periods. Consequently, increases or decreases in subscriptions in any one period typically will not be fully reflected in our revenue for that period and will positively or negatively affect our revenue in future periods. Accordingly, the effect of downturns in sales and market acceptance of our products may not be fully reflected in our results of operations until future periods. We may also experience greater variability and reduced comparability of our quarterly revenue and results with respect to timing and size of our monthly SaaS subscription contracts, particularly for smaller customers. The increase in professional services revenue was a result of an increase in standalone consulting and training services due to increased adoption of our offerings.
Our cost of revenue increased sequentially in each of the quarters presented, primarily driven by expanded adoption of Elastic Cloud by existing and new customers, which resulted in increased hosting costs, as well as growth in personnel costs as we grew our support and professional services teams.
Our total gross margin has remained relatively flat. We expect our revenue from Elastic Cloud to continue to increase as a percentage of total revenue, which may adversely impact our gross margin as a result of the associated hosting costs.

Our operating expenses generally increased sequentially over the periods presented as we grew the associated headcount and other costs. General and administrative costs increased in the second quarter of the year ended April 30, 2020 due primarily to the costs associated with closing the Endgame acquisition.
We are subject to income taxes in the Netherlands, the United States, and numerous other jurisdictions. Our tax expense fluctuates between quarters primarily as a result of seasonally higher earnings in the second and fourth quarters and due to the impact of tax rates in foreign jurisdictions, and the relative amounts of income we earn in those jurisdictions.
Liquidity and Capital Resources
As of April 30, 2020, we had cash and cash equivalents and restricted cash of $297.1 million and $2.3 million, respectively, and working capital of $158.8 million. Our restricted cash constitutes cash deposits with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $484.3 million as of April 30, 2020. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and economic conditions related to COVID-19. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our solutions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(30,564)	$(23,937)	$(20,819)
Net cash provided by (used in) investing activities	$(29,187)	$(8,283)	$8,330
Net cash provided by financing activities	$58,539	$281,788	$3,427
Net Cash Used in Operating Activities
Net cash used in operating activities during the year ended April 30, 2020 was $30.6 million, which resulted from a net loss of $167.2 million adjusted for non-cash charges of $117.0 million and net cash inflow of $19.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $60.0 million for stock-based compensation expense, $28.3 million for amortization of deferred contract acquisition costs, $12.9 million of depreciation and intangible asset amortization expense, $8.8 million of non-cash acquisition expense, $7.4 million in non-cash operating lease costs and $1.1 million of other non-cash transactions which were partially offset by a $1.5 million increase in deferred income taxes. The net cash inflow from changes in operating assets and liabilities was the result of a $85.7 million increase in deferred revenue due to higher billings and a net increase of $30.9 million in accounts payable, accrued expenses and accrued compensation and benefits due to growth in our business and higher headcount, and a decrease of $2.7 million in prepaid and other assets. These inflows were partially offset by a $46.8 million increase in accounts receivable due to higher billings and timing of collections from our customers, an increase in deferred contract acquisition costs of $46.2 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions and a $6.7 million increase in operating lease liabilities relating to the adoption of the new lease accounting standard.

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
Net cash used in operating activities during the year ended April 30, 2018 was $20.8 million, which resulted from a net loss of $52.7 million adjusted for non-cash charges of $30.2 million and net cash inflow of $1.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.7 million for stock-based compensation expense, $12.7 million for amortization of deferred contract acquisition costs, $5.1 million of depreciation and intangible asset amortization expense which were partially offset by a $0.3 million increase in deferred income taxes. The net cash inflow from changes in operating assets and liabilities was the result of a $45.8 million increase in deferred revenue due to higher billings and a net increase of $13.4 million in accounts payable, accrued expenses and accrued compensation and benefits due to growth in our business and higher headcount. These inflows were partially offset by a $21.6 million increase in accounts receivable due to higher billings and timing of collections from our customers, an increase in deferred contract acquisition costs of $20.5 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, and a $15.4 million increase in prepaid expenses and other assets primarily related to an increase in prepaid hosting costs and prepaid software subscription costs driven by the growth in our business.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities of $29.2 million during the year ended April 30, 2020 was primarily due to $24.4 million cash used for the acquisition of Endgame and $5.1 million of capital expenditures during the period.
Net cash used in investing activities of $8.3 million during the year ended April 30, 2019 was due to cash used for capital expenditures of $3.4 million, other investing activities of $2.9 million and business acquisitions, net of cash acquired, of $2.0 million.
Net cash provided by investing activities of $8.3 million during the year ended April 30, 2018 was due to the maturity of short-term investments of $15.0 million, which was partially offset by cash used for business acquisitions, net of cash acquired, of $3.7 million and capital expenditures of $3.0 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $58.5 million during the year ended April 30, 2020 was due to $61.5 million proceeds from option exercises during the period, which was partially offset by payment of withholding taxes of $2.8 million for an acquisition-related expense that was settled in ordinary shares of the Company.
Net cash provided by financing activities of $281.8 million during the year ended April 30, 2019 was due to net proceeds to us of $269.5 million, after deducting underwriting discounts and commissions of $20.3 million as a result of our IPO and $18.6 million in proceeds from the exercise of stock options. These were partially offset by $5.7 million of payment of offering costs, a repurchase of unvested early exercised options and $0.6 million of other financing payments.
Net cash provided by financing activities of $3.4 million during the year ended April 30, 2018 was due to $3.8 million of proceeds from the exercise of stock options, which was partially offset by $0.4 million of other financing payments.
Off Balance Sheet Arrangements
We did not have, during the periods presented, nor do we currently have any off balance sheet financing arrangements or any relationships with any unconsolidated entities or financial partnerships, including entities referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and purchase obligations. The following table summarizes our contractual obligations as of April 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Purchase obligations(1)	$133,902	$33,403	$72,166	$28,333	$—
Operating lease commitments(2)	40,594	8,636	16,187	12,968	2,803
Total	$174,496	$42,039	$88,353	$41,301	$2,803
(1)Consists of our purchase obligations under non-cancellable agreements for cloud hosting commitments with various vendors. The table above reflects these commitments on an annualized basis, however, the timing for payments may vary depending on services used. Furthermore, actual payments under these capacity commitments may be higher than the total minimum depending on services used.
(2)Consists of future non-cancelable minimum rental payments under operating leases for our offices, excluding rent payments from our sub-tenants and variable operating expenses. Non-cancelable rent payments from our sub-tenants as of April 30, 2020 are expected to be an aggregate of $1.5 million over the next five years.
In addition to the contractual obligations set forth above, as of April 30, 2020, we had $2.3 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2023.
The table above does not reflect obligations pursuant to cash-settled restricted stock units issued to certain employees. Refer to Note 11 Equity Incentive Plans to our consolidated financial statements elsewhere in this Annual Report on Form 10-K.
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
Critical Accounting Policies
We prepare our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions and judgments to be made that may affect our consolidated financial statements. Accounting policies that have a significant impact on our results are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The accounting policies discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.
Revenue Recognition
We generate our revenue primarily from the sale of self-managed subscriptions (which include licenses for proprietary features, support, and maintenance) and SaaS subscriptions. We also generate revenue from professional services, which consist of consulting and training.
Under ASC Topic 606, Revenue from Contracts with Customers, we recognize revenue when our customer obtains control of promised products or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps:
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
We measure the transaction price with reference to the standalone selling price (“SSP”), of the various performance obligations inherent within a contract. The SSP is determined based on the prices at which we separately sell these products assuming the majority of these fall within a pricing range. In instances where SSP is not directly observable, such as when we do not sell the software license separately, we derive the SSP using information that may include market conditions and other observable inputs which can require significant judgment. There is typically more than one SSP for individual products and services due to the stratification of those products and services by quantity, term of the subscription, sales channel and other circumstances. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contain a significant financing component.
(iv) allocation of the transaction price to the performance obligations; and
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative SSP. If one of the performance obligations is outside of the SSP range, we allocate SSP considering the midpoint of the range. We also consider if there are any additional material rights inherent in a contract, and if so, we allocate a portion of the transaction price to such rights based on SSP.
(v) recognition of revenue when we satisfy each performance obligation.
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to the customer. Our self-managed subscriptions include both upfront revenue recognition when the license is delivered, as well as revenue recognized ratably over the contract period for support and maintenance based on the stand-ready nature of these subscription elements. Revenue from our SaaS products is recognized ratably over the contract period when we satisfy the performance obligation.
Professional services comprise consulting services as well as public and private training. Consulting services are generally time-based arrangements. Revenue from professional services is recognized as these services are performed.
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
Effective May 1, 2019, we updated our sales commissions plan by incorporating different commission rates for contracts with new customers and incremental sales to existing customers, and for subsequent subscription renewals. Subsequent to this change, sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for contracts with new customers and incremental sales to existing customers given the substantive difference in commission rates in proportion to their respective contract values. Effective May 1, 2019, commissions paid for contracts with new customers and incremental sales to existing customers are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. We determine the period of benefit for commissions paid for contracts with new customers and incremental sales to existing customers by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.
We did not recognize any impairment of deferred contract acquisition costs during the years ended April 30, 2020, 2019 and 2018.
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
These assumptions and estimates are as follows:
•Fair value of ordinary shares. See “Ordinary Share Valuations” below.
•Expected term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options. For option grants that are considered “plain vanilla,” the expected term was estimated using the simplified method. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the award.
•Expected volatility. Since we have a limited trading history of our ordinary shares, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to its own business over a period equivalent to the option’s expected term.
•Risk-free interest rate. We base the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to that of the options for each expected term.
•Dividend yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. As we have no history of paying any dividends, we used an expected dividend yield of zero.

The following table summarizes the assumptions used in the Black-Scholes option pricing model to determine the fair value of our stock options granted and assumed:

	Year Ended April 30,
	2020	2019	2018
Expected term (in years)	2.00 - 7.27	6.02 - 6.08	6.02 - 6.08
Expected stock price volatility	54.8%	40.5% - 46.7%	40.7% - 44.1%
Risk-free interest rate	1.4% - 2.0%	2.4% - 3.1%	1.8% - 2.6%
Dividend yield	0%	0%	0%
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
Ordinary Share Valuations
For valuations after the completion of the IPO, our compensation committee determines the fair value of the ordinary shares underlying equity awards based on the closing price of our ordinary shares as reported on the date of the grant. Our ordinary shares are publicly traded and are therefore subject to potentially significant fluctuations in the market price. Increases and decreases in the market price of our ordinary shares will also increase and decrease the fair value of our stock-based awards granted in future periods.
Prior to the completion of our IPO, the fair value of the ordinary shares underlying our equity awards was determined by our board of directors, after considering contemporaneous third-party valuations and input from management. The valuations of our ordinary shares were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our ordinary shares as of the date of each option grant, including the following factors:
•contemporaneous valuations performed at periodic intervals by unrelated third-party valuation firms;
•the prices, rights, preferences and privileges of our redeemable convertible preference shares relative to those of our ordinary shares;
•the lack of marketability of our ordinary shares;
•our actual and expected operating and financial performance;
•current business conditions and projections;
•our hiring of key personnel and the experience of our management;
•our history and the timing of the introduction of new products;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business given prevailing market conditions;
•the illiquidity of stock-based awards involving securities in a private company;
•the market performance of comparable publicly traded companies;
•secondary stock transactions, including a secondary stock purchase transaction that included certain of our employees, founders and certain of our affiliated shareholders; and
•U.S. and global capital markets conditions.
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
The resulting equity value was then allocated to each class of stock using an option pricing methodology and Probability Weighted Expected Return Method or PWERM. The option pricing method is based on a binomial lattice model, which allows for the identification for a range of possible future outcomes, each with an associated probability. The option pricing method is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an IPO, as well as non-IPO market based outcomes. Determining the fair value of the enterprise using the PWERM requires us to develop assumptions and estimates for both the probability of an IPO liquidity event and stay private outcomes, as well as the values we expect those outcomes could yield. We apply significant judgment in developing these assumptions and estimates, primarily based upon the enterprise value we determined using the income approach and market approach, our knowledge of the business and our reasonable expectations of discrete outcomes occurring. After the equity value is determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, is applied to arrive at the fair value of ordinary shares. A DLOM is applied based on the theory that as an owner of a private company stock, the stockholder has limited opportunities to sell this stock and any such sale would involve significant transaction costs, thereby reducing overall fair market value.
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
Acquisitions, Goodwill and Intangible Assets
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
We assess goodwill for impairment at least annually, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For the purposes of impairment testing, we have determined that we have one reporting unit. Our test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, we compare the fair value of our reporting unit to its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than book value, then under the second step the carrying amount of the goodwill is compared to its implied fair value.
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
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $299.4 million as of April 30, 2020. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For the year ended April 30, 2020, we recorded a loss of $2.2 million on foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
As of April 30, 2020, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, and restricted cash balances.
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

The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	70
Financial Statements:
Consolidated Balance Sheets as of April 30, 2020 and 2019	73
Consolidated Statements of Operations for the years ended April 30, 2020, 2019 and 2018	74
Consolidated Statements of Comprehensive Loss for the years ended April 30, 2020, 2019 and 2018	75
Consolidated Statements of Redeemable Convertible Preference Shares and Shareholders’ Equity (Deficit) for the years ended April 30, 2020, 2019 and 2018	76
Consolidated Statements of Cash Flows for the years ended April 30, 2020, 2019 and 2018	77
Notes to Consolidated Financial Statements	78

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elastic N.V.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Elastic N.V. and its subsidiaries (the “Company”) as of April 30, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preference shares and shareholders’ equity (deficit), and of cash flows for each of the three years in the period ended April 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of May 1, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Identification and Evaluation of Terms and Conditions in Contracts

As described in Note 2 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: (i) identification of the contract with a customer; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when the Company satisfies each performance obligation. The Company’s contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. For the fiscal year ended April 30, 2020, the Company’s revenue was $427.6 million.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts, is a critical audit matter are there was significant judgment by management in identifying and evaluating terms and conditions in contracts that impact revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the audit evidence to determine whether terms and conditions in contracts were appropriately identified and evaluated by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions in contracts that impact revenue recognition. These procedures also included, among others (i) testing the completeness and accuracy of management’s identification and evaluation of the specific terms with customers by examining revenue contracts on a sample basis and (ii) assessing the terms and conditions of the contract including their impact on revenue recognition.

Acquisition of Endgame, Inc. - Valuation of Developed Technology Intangible Asset

As described in Note 5 to the consolidated financial statements, on October 8, 2019, the Company completed the acquisition of Endgame, Inc. for a total acquisition price of $234.0 million, of which approximately $32.7 million of developed technology was recorded. As disclosed by management, a multi-period excess earnings model was used to value the developed technology intangible asset. Management applied significant judgment in estimating the fair value of the developed technology intangible asset, which involved the use of significant estimates related to the revenue growth rate assumption for both existing and any future product offerings.

The principal considerations for our determination that performing procedures relating to the valuation of the developed technology intangible asset as a result of the acquisition of Endgame, Inc. is a critical audit matter are there was significant judgment by management in estimating the fair value of the developed technology intangible asset. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating management’s fair value measurement of the developed technology intangible asset, including the revenue growth rate assumption for any future product offerings.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing of the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology intangible asset, as well as controls over the development of significant assumptions and validity of the supporting data related to the developed technology intangible asset, including the revenue growth rate for any future product offerings. These procedures also included, among others (i) testing management’s process for estimating the fair value of the developed technology intangible asset, (ii)

evaluating the appropriateness of the multi-period excess earnings model, (iii) testing the completeness, accuracy, and relevance of underlying data used in the model, and (iv) evaluating the reasonableness of the significant assumptions used by management, including the revenue growth rate for any future product offerings. Evaluating the reasonableness of the assumption related to the revenue growth rate for any future product offerings involved considering (i) the past performance of the acquired business, (ii) the consistency with external market and industry data, and (iii) whether this assumption was consistent with other evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 26, 2020

We have served as the Company’s auditor since 2018.

Elastic N.V.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of April 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$297,081	$298,000
Restricted cash	2,308	2,280
Accounts receivable, net of allowance for doubtful accounts of $1,247 and $1,411 as of April 30, 2020 and April 30, 2019, respectively	128,690	81,274
Deferred contract acquisition costs	19,537	17,215
Prepaid expenses and other current assets	32,623	30,872
Total current assets	480,239	429,641
Property and equipment, net	7,760	5,448
Goodwill	197,877	19,846
Operating lease right-of-use assets	32,783	—
Intangible assets, net	50,455	6,723
Deferred contract acquisition costs, non-current	24,012	8,935
Deferred tax assets	3,164	1,748
Other assets	7,621	13,397
Total assets	$803,911	$485,738
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,485	$4,450
Accrued expenses and other liabilities	22,210	18,740
Accrued compensation and benefits	48,409	22,147
Operating lease liabilities	7,639	—
Deferred revenue	231,681	158,243
Total current liabilities	321,424	203,580
Deferred revenue, non-current	28,021	12,423
Operating lease liabilities, non-current	27,827	—
Other liabilities, non-current	12,992	6,723
Total liabilities	390,264	222,726
Commitments and contingencies (Note 7)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of April 30, 2020 and April 30, 2019	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 82,856,978 shares issued and outstanding as of April 30, 2020 and 73,675,083 shares issued and outstanding as of April 30, 2019	856	754
Treasury stock, 35,937 shares (repurchased at an average price of $10.30 per share)	(369)	(369)
Additional paid-in capital	898,788	581,135
Accumulated other comprehensive loss	(1,377)	(1,431)
Accumulated deficit	(484,251)	(317,077)
Total shareholders’ equity	413,647	263,012
Total liabilities and shareholders’ equity	$803,911	$485,738
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended April 30,
	2020	2019	2018
Revenue
License - self-managed	$53,536	$39,474	$25,759
Subscription - self-managed and SaaS	338,634	208,780	123,623
Total subscription revenue	392,170	248,254	149,382
Professional services	35,450	23,399	10,553
Total revenue	427,620	271,653	159,935
Cost of revenue
Cost of license - self-managed	948	387	387
Cost of subscription - self-managed and SaaS	84,819	53,560	27,920
Total cost of revenue - subscription	85,767	53,947	28,307
Cost of professional services	36,923	24,063	12,433
Total cost of revenue	122,690	78,010	40,740
Gross profit	304,930	193,643	119,195
Operating expenses
Research and development	165,370	101,167	55,641
Sales and marketing	219,040	147,296	82,606
General and administrative	91,625	46,536	28,942
Total operating expenses	476,035	294,999	167,189
Operating loss	(171,105)	(101,356)	(47,994)
Other income (expense), net	1,963	3,441	(1,357)
Loss before income taxes	(169,142)	(97,915)	(49,351)
Provision for (benefit from) income taxes	(1,968)	4,388	3,376
Net loss	$(167,174)	$(102,303)	$(52,727)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.12)	$(1.86)	$(1.65)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	78,799,732	54,893,365	32,033,792
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended April 30,
	2020	2019	2018
Net loss	$(167,174)	$(102,303)	$(52,727)
Other comprehensive loss:
Foreign currency translation adjustments	54	(470)	931
Other comprehensive income (loss)	54	(470)	931
Total comprehensive loss	$(167,120)	$(102,773)	$(51,796)
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Redeemable Convertible Preference Shares
and Shareholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preference Shares		Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of April 30, 2017	28,939,466	$200,921	31,130,047	$31	$(25)	$35,395	$(1,892)	$(162,047)	$(128,538)
Issuance of ordinary shares upon exercise of stock options	—	—	668,518	1	—	2,336	—	—	2,337
Issuance of ordinary shares related to early exercised stock options	—	—	148,630	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(33,937)	—	(344)	—	—	—	(344)
Vesting of early exercised stock options	—	—	—	—		109			109
Ordinary shares issued in connection with the acquisition of Prelert	—	—	98,425	—	—	—	—	—	—
Ordinary shares issued in connection with the acquisition of Opbeat	—	—	488,998	—	—	4,018	—	—	4,018
Ordinary shares issued in connection with the acquisition of Swiftype	—	—	732,274	1	—	8,391	—	—	8,392
Stock-based compensation	—	—	—	—	—	12,293	—	—	12,293
Net loss	—	—	—	—	—	—	—	(52,727)	(52,727)
Foreign currency translation	—	—	—	—	—	—	931	—	931
Balances as of April 30, 2018	28,939,466	200,921	33,232,955	33	(369)	62,542	(961)	(214,774)	(153,529)
Change in par value upon conversion from B.V. to N.V.	—	—	—	303	—	(303)	—	—	—
Conversion of redeemable convertible preference shares to ordinary shares upon initial public offering	(28,939,466)	(200,921)	28,939,466	289	—	200,632	—	—	200,921
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and issuance costs	—	—	8,050,000	93	—	263,749	—	—	263,842
Issuance of ordinary shares upon exercise of stock options	—	—	3,117,320	33	—	18,519	—	—	18,552
Issuance of ordinary shares upon subscription of restricted stock awards	—	—	244,498	3	—	(3)	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	1,019	—	—	1,019
Vesting of ordinary shares subject to repurchase	—	—	—	—	—	449	—	—	449
Repurchase of early exercised stock options	—	—	(43,630)	—	—	—	—	—	—
Ordinary shares issued in connection with the acquisition of Lambda Lab	—	—	134,474	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	34,531	—	—	34,531
Net loss	—	—	—	—	—	—	—	(102,303)	(102,303)
Foreign currency translation	—	—	—	—	—	—	(470)	—	(470)
Balances as of April 30, 2019	—	—	73,675,083	754	(369)	581,135	(1,431)	(317,077)	263,012
Issuance of ordinary shares upon exercise of stock options	—	—	6,815,098	77	—	61,386	—	—	61,463
Issuance of ordinary shares upon release of restricted stock units	—	—	152,688	2	—	—	—	—	2
Ordinary shares issued in connection with the acquisition of Endgame	—	—	1,983,663	21	—	167,316	—	—	167,337
Ordinary shares issued in connection with the acquisition of Endgame held in escrow	—	—	235,031	2	—	19,824	—	—	19,826
Assumption of stock option plan as consideration for acquisition of Endgame	—	—	—	—	—	9,309	—	—	9,309
Repurchase of unvested RSAs	—	—	(4,585)	—	—	—	—	—	—
Vesting of ordinary shares subject to repurchase	—	—	—	—	—	2,730	—	—	2,730
Stock-based compensation	—	—	—	—	—	57,088	—	—	57,088
Net loss	—	—	—	—	—	—	—	(167,174)	(167,174)
Foreign currency translation	—	—	—	—	—	—	54	—	54
Balances as of April 30, 2020	—	$—	82,856,978	$856	$(369)	$898,788	$(1,377)	$(484,251)	$413,647
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(167,174)	$(102,303)	$(52,727)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,859	5,695	5,066
Amortization of deferred contract acquisition costs	28,314	21,374	12,731
Non-cash operating lease cost	7,422	—	—
Stock-based compensation expense	60,007	39,942	12,742
Non-cash acquisition expense settled with shares	8,834	—	—
Deferred income taxes	(1,539)	3,621	(323)
Other	1,123	69	1
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	(46,753)	(29,804)	(21,606)
Deferred contract acquisition costs	(46,217)	(30,006)	(20,497)
Prepaid expenses and other current assets	(2,950)	(18,049)	(6,920)
Other assets	5,603	(3,292)	(8,502)
Accounts payable	5,968	2,226	(23)
Accrued expenses and other liabilities	5,220	10,872	5,380
Accrued compensation and benefits	19,710	3,842	8,045
Operating lease liabilities	(6,661)	—	—
Deferred revenue	85,670	71,876	45,814
Net cash used in operating activities	(30,564)	(23,937)	(20,819)
Cash flows from investing activities
Purchases of property and equipment	(5,063)	(3,447)	(2,968)
Maturities of short-term investments	—	—	15,000
Business acquisitions, net of cash acquired	(24,373)	(1,986)	(3,702)
Other	249	(2,850)	—
Net cash provided by (used in) investing activities	(29,187)	(8,283)	8,330
Cash flows from financing activities
Net proceeds from issuance of ordinary shares in initial public offering	—	269,514	—
Proceeds from issuance of ordinary shares upon exercise of stock options	61,463	18,552	2,337
Proceeds from the issuance of ordinary shares related to early exercise of stock options	—	—	1,566
Repurchase of ordinary shares	—	—	(344)
Repurchase of early exercised options	—	(500)	—
Repayment of notes payable	(90)	(106)	(132)
Payment of deferred offering costs	—	(5,672)	—
Payment of withholding taxes related to acquisition expense settled in shares	(2,834)	—	—
Net cash provided by financing activities	58,539	281,788	3,427
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	321	(897)	781
Net increase (decrease) in cash, cash equivalents, and restricted cash	(891)	248,671	(8,281)
Cash, cash equivalents, and restricted cash, beginning of period	300,280	51,609	59,890
Cash, cash equivalents, and restricted cash, end of period	$299,389	$300,280	$51,609
Supplemental disclosures of cash flow information
Cash paid for income taxes	$3,497	$3,067	$3,189
Cash paid for operating lease liabilities	$7,371	$—	$—
Cash paid for interest	$2	$9	$14
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accounts payable	$101	$157	$6
Operating lease right-of-use assets for new lease obligations	$12,332	$—	$—
Vesting of early exercised stock options	$—	$1,019	$109
Vesting of shares subject to repurchase	$2,730	$449	$—
Issuance of ordinary shares for business acquisition	$178,329	$—	$12,410
Assumption of stock option plan as consideration for business combination	$9,309	$—	$—
Deferred offering costs accrued, unpaid	$—	$—	$242
The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Description of Business
Elastic N.V. (“Elastic” or the “Company”) was incorporated under the laws of the Netherlands in 2012. Elastic is a search company. It created the Elastic Stack, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization in milliseconds or less. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. The Company also offers software solutions built on the Elastic Stack: Enterprise Search, Observability, and Security. The Elastic Stack and the Company’s solutions are designed to run in public or private clouds, in hybrid environments, or in traditional on-premises environments.
Initial Public Offering
In October 2018, the Company completed its initial public offering (“IPO”) in which it issued and sold 8,050,000 ordinary shares at an offering price of $36.00 per share, including 1,050,000 ordinary shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds of $263.8 million, after deducting underwriting discounts and commissions of $20.3 million and offering expenses of $5.7 million. Immediately prior to the completion of the IPO, all 28,939,466 shares of the Company’s then-outstanding redeemable convertible preference shares automatically converted into 28,939,466 ordinary shares at their respective conversion ratios and the Company reclassified $200.6 million from temporary equity to additional paid-in capital and $0.3 million to ordinary shares on its consolidated balance sheet.
The Company’s articles of association designated and authorized the Company to issue 72 million ordinary shares with a par value of €0.001 per share up until immediately prior to the completion of the IPO at which time the authorized ordinary shares increased to 165 million.  In addition, the par value of ordinary shares was changed from €0.001 per share to €0.01 per share as required by Dutch law at the time of the Company’s conversion into a Dutch public company with limited liability (naamloze vennootschap).
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
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2020, for example, refer to the fiscal year ended April 30, 2020.
Use of Estimates and Judgments
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue between recognized and deferred amounts, deferred contract acquisition costs, allowance for doubtful accounts, valuation of stock-based compensation, fair value of ordinary shares in periods prior to the Company’s initial public offering, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, the discount rate used for operating leases and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
In March 2020, the World Health Organization declared the 2019 novel Coronavirus Disease (“COVID-19”) a pandemic. The pandemic is expected to result in a global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time. The full extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.
Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments or revise the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
JOBS Act Extended Transition Period
As a result of the market value of our common stock held by our non-affiliates as of October 31, 2019, the Company ceased to be an “emerging growth company” ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012, with the Company’s transition to a large accelerated filer status as of April 30, 2020. As an EGC, the Company elected not to avail itself of the extended transition periods available for complying with new or revised accounting pronouncements applicable to public companies that are not emerging growth companies. Accordingly, the transition to a large accelerated filer did not have an impact to the Company’s consolidated financial statements.
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The Company determines the functional currency of each subsidiary in accordance with ASC 830, Foreign Currency Matters, based on the currency of the primary economic environment in which each subsidiary operates. Items included in the financial statements of such subsidiaries are measured using that functional currency.
For the subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statement of operations. For the years ended April 30, 2020, 2019 and 2018, the Company recognized re-measurement loss of $2.2 million, $0.2 million and $1.3 million, respectively.
For subsidiaries where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate shareholders’ equity (deficit), into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive loss as a component of shareholders’ equity in the consolidated balance sheet.
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
Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheet. Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2020	2019
Cash and cash equivalents	$297,081	$298,000
Restricted cash	2,308	2,280
Cash, cash equivalents and restricted cash	$299,389	$300,280
Short-Term Investments
Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on the nature of the investments, their maturities, and their availability for use in current operations. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s short-term investments consisted of bank deposits with original maturities greater than three months but less than twelve months and are classified as short-term investments within current assets in the consolidated balance sheet.
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
Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheet consisting primarily of cash equivalents are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company measures its financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value:
•Level 1:   Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2:   Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3:   Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short period of time to maturity, receipt or payment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. The Company invests its excess cash in highly-rated money market funds and in short-term investments. The Company extends credit to customers in the normal course of business. The Company performs credit analyses and monitors the financial health of its customers to reduce credit risk. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management performs ongoing credit evaluations of customers and maintains allowances for potential credit losses on customers’ accounts when deemed necessary.
One customer represented 10% or more of net accounts receivable (11%) as of April 30, 2020, and no customer represented more than 10% or more of net accounts receivable as of April 30, 2019. No customer accounted for more than 10% of the Company’s revenue for the years ended April 30, 2020, 2019 and 2018, respectively.
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

The Company does not typically offer right of refund in its contracts. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio. The Company has not experienced significant credit losses from its accounts receivable. As of April 30, 2020 and 2019, the allowance for doubtful accounts was $1.2 million and $1.4 million, respectively. Activity related to the Company’s allowance for doubtful accounts was as follows (in thousands):

	Year ended April 30,
	2020	2019	2018
Beginning balance	$1,411	$776	$357
Bad debt expense	193	1,105	1,265
Accounts written off	(357)	(470)	(846)
Ending balance	$1,247	$1,411	$776
Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to the Company’s revenue recognition policy, for fulfilled obligations, but not yet billed. The unbilled accounts receivable balance was $2.6 million and $1.7 million as of April 30, 2020 and 2019, respectively.
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
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, or costs related to development of web-based products are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company did not capitalize any costs related to software developed for internal use or web-based products in the years ended April 30, 2020, 2019 and 2018.
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

Acquisitions
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
To date, the assets acquired and liabilities assumed in the Company’s business combinations have primarily consisted of goodwill and finite-lived intangible assets, consisting primarily of developed technologies, in-process research & development, customer relationships and trade names. The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, and the specific characteristics of the identified intangible assets. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions and competition. In connection with determination of fair values, the Company may engage independent appraisal firms to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.
Acquisition-related transaction costs incurred by the Company are not included as a component of consideration transferred, but are accounted for as an operating expense in the period in which the costs are incurred.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the acquisition method for accounting and is not amortized. The Company tests goodwill for impairment at least annually, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than book value, then under the second step the carrying amount of the goodwill is compared to its implied fair value. There was no impairment of goodwill recorded for the years ended April 30, 2020, 2019 and 2018.
Acquired Intangible Assets
Acquired amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

Useful life (in years)
Developed technology	4-5
Customer relationships	4
Trade names	4
Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and amortizable acquired intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the

Company’s business strategy. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company determined that there were no events or changes in circumstances that indicated that its long-lived assets were impaired during the years ended April 30, 2020, 2019 and 2018.
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
Under ASC Topic 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company’s contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:
(i) identification of the contract with a customer;
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
The Company measures the transaction price with reference to the standalone selling price (“SSP”) of the various performance obligations inherent within a contract. The SSP is determined based on the prices at which the Company separately sells these products, assuming the majority of these fall within a pricing range. In instances where SSP is not directly observable, such as when the Company does not sell the software license separately, the Company derives the SSP using information that may include market conditions and other observable inputs that can require significant judgment. There is typically more than one SSP for individual products and services due to the stratification of those products and services by quantity, term of the subscription, sales channel and other circumstances. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.
(iv) allocation of the transaction price to the performance obligations; and
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative SSP. If one of the performance obligations is outside of the SSP range, the Company allocates SSP considering the midpoint of the range. The Company also considers if there are any additional material rights inherent in a contract, and if so, the Company allocates a portion of the transaction price to such rights based on SSP.
(v) recognition of revenue when the Company satisfies each performance obligation;
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to the customer. The Company’s self-managed subscriptions include both upfront revenue recognition when the license is delivered as well as revenue recognized ratably over the contract period for support and maintenance based on the stand-ready nature of these subscription elements. Revenue on the Company’s SaaS products is recognized ratably over the contract period when the Company satisfies the performance obligation.
Professional services comprise consulting services as well as public and private training. Consulting services are generally time-based arrangements. Revenue from professional services is recognized as these services are performed.
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
During the fiscal year ended April 30, 2020, the Company updated its sales commissions plan by incorporating different commission rates for contracts with new customers and incremental sales to existing customers, and subsequent subscription renewals. Subsequent to this change, sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for contracts with new customers and incremental sales to existing customers given the substantive difference in commission rates in proportion to their respective contract values. Effective May 1, 2019, commissions paid for contracts with new customers and incremental sales to existing customers are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. The Company determines the period of benefit for commissions paid for contracts with new customers and incremental sales to existing customers by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.
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
Advertising
Advertising costs are charged to operations as incurred or the first time the advertising takes place, based on the nature of the advertising, and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs were $7.7 million, $6.5 million, $1.7 million for the years ended April 30, 2020, 2019 and 2018 respectively. Advertising costs are recorded in sales and marketing expense in the consolidated statement of operations.
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
Compensation expense for stock options and RSUs is recognized on a straight-line basis over the requisite service period. Compensation expense for RSAs is amortized on a graded basis over the requisite service period as long as the underlying performance condition is probable to occur. RSAs issued till date included a performance condition in the form of a specified liquidity event.  The liquidity event condition was satisfied upon the effectiveness of the Company’s registration statement on Form S-1 ("IPO registration statement"), on October 4, 2018. On that date, the Company recorded a cumulative stock-based compensation expense of $1.7 million using the accelerated attribution method for all RSAs, for which the service condition had been fully satisfied as of October 4, 2018. The remaining unrecognized stock-based compensation expense related to the RSAs will be recorded over their remaining requisite service periods. The Company recognizes forfeitures as they occur.
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
Prior to the completion of the IPO in October 2018, the Company calculated basic and diluted net loss per share attributable to ordinary shareholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of redeemable convertible preference shares and early exercised stock options to be participating securities as the holders were entitled to receive non-cumulative dividends on a pari passu basis in the event that a dividend was paid on ordinary shares. Under the two-class method, the net loss attributable to ordinary shareholders was not allocated to the redeemable convertible preference shares and early exercised stock options as the holders of redeemable convertible preference shares and early exercised stock options did not have a contractual obligation to share in losses.
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
Upon completion of the IPO, all shares of redeemable convertible preference shares then outstanding were automatically converted into an equivalent number of shares of ordinary shares on a one-to-one basis and their carrying amount reclassified into stockholders’ equity (deficit). As of April 30, 2020, the Company did not have any preference shares issued and outstanding.

Treasury Shares
Ordinary shares of the Company that are repurchased are recorded as treasury shares at cost and are included as a component of shareholders’ equity.
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
Customer Deposits
Certain of the Company’s contracts, acquired via the Endgame, Inc. (“Endgame”) acquisition, allow for termination at the customer’s convenience, or the Company may receive prepayments on master sales agreements. In these cases, the Company does not consider a contract to exist past the term in which enforceable rights and obligations exist. Amounts received related to these agreements are classified outside of deferred revenue in the consolidated balance sheet, and these amounts do not represent contract balances. As of April 30, 2020, the Company had $2.6 million of customer deposits included in accrued expenses and other liabilities, and $8.5 million of non-refundable customer deposits included in other liabilities, non-current on the consolidated balance sheet.

Recently Adopted Accounting Pronouncements
Leases: In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, codified as Accounting Standards Codification 842 (“ASC 842”), which requires lessees to record the assets and liabilities arising from all leases, with the exception of short-term leases, on the balance sheet. Under ASC 842, lessees recognize a liability for lease payments and a right-of-use asset. This guidance retains the distinction between finance leases and operating leases and the classification criteria for finance leases remains similar. For finance leases, a lessee recognizes the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of the principal amount are presented within financing activities, and interest payments are presented within operating activities in the consolidated statements of cash flows. For operating leases, a lessee recognizes a single lease cost on a straight-line basis and classifies all cash payments within operating activities in the consolidated statements of cash flows.
The Company adopted the new lease accounting standard effective May 1, 2019 using the additional transition method described in ASU No. 2018-11, Leases – Targeted Improvements, which was issued in July 2018. Under the additional transition method, the Company recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease right-of-use assets and operating lease liabilities on its consolidated balance sheet on May 1, 2019 without retrospective application to comparative periods. Upon adoption, the Company elected the following:
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
The adoption of ASC 842 resulted in recognition of right-of-use assets of $28.1 million, which included the impact of existing deferred rents of $1.0 million, prepaid rent of $0.2 million and lease liabilities of $28.9 million as of May 1, 2019. See Note 9, Leases, for additional details.
The adoption of the new lease accounting standard had no impact on cash provided by or used in operating, investing or financing activities in the Company’s consolidated statements of cash flows. The adoption of the new lease accounting standard did not impact the Company’s consolidated statements of operations and the Company's Consolidated Statements of Redeemable Convertible Preference Shares and Shareholders’ Equity (Deficit) nor previously reported financial results.
Comprehensive Income: In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or “TCJA”) (or portion thereof) is recorded. The amendments in this ASU can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this guidance on May 1, 2019. No reclassifications out of accumulated other comprehensive loss to net income were recorded in fiscal 2020.
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
3. Revenue and Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Year Ended April 30,
	2020		2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Self-managed subscription	$299,880	70%	$202,419	74%	$123,898	77%
License	53,536	12%	39,474	14%	25,759	16%
Subscription	246,344	58%	162,945	60%	98,139	61%
SaaS	92,290	22%	45,835	17%	25,484	16%
Total subscription revenue	392,170	92%	248,254	91%	149,382	93%
Professional services	35,450	8%	23,399	9%	10,553	7%
Total revenue	$427,620	100%	$271,653	100%	$159,935	100%
Remaining Performance Obligations
As of April 30, 2020, the Company had $535.6 million of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of April 30, 2020, the Company expects to recognize approximately 83% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
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

The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$197,314	$—	$—	$197,314
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$261,864	$—	$—	$261,864
Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase.  The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.
5. Acquisitions
Fiscal 2020 Acquisition
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
The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their respective fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K. The Company continues to collect information with regards to its estimates and assumptions, including potential liabilities, contingencies, and the allocation of the purchase price. The Company will record adjustments to the fair value of the net assets acquired, liabilities assumed and goodwill within the measurement period, if necessary.

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
The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$2,220
Restricted cash	40
Accounts receivable	2,661
Prepaid and other current assets	549
Operating lease right-of-use assets	4,363
Property and equipment	503
Intangible assets	53,800
Other assets	58
Goodwill	178,764
Accounts payable	(1,112)
Accrued expenses and other current liabilities	(3,035)
Accrued compensation and benefits	(5,042)
Operating lease liabilities, current	(981)
Deferred revenue, current	(3,532)
Deferred revenue, non-current	(2,661)
Operating lease liabilities, non-current	(3,551)
Other liabilities, non-current	(8,771)
Total purchase consideration	$214,273
Identifiable intangible assets include (in thousands):

	Total	Useful life (in years)
Developed technology	$32,700	5
Customer relationships	19,200	4
Trade name	1,900	4
Intangible assets	$53,800
Developed technology consists of software products and security platform developed by Endgame. Customer relationships consists of contracts with platform users that purchase Endgame’s products and services that carry distinct value. Trade names represent the Company’s right to the Endgame trade names and associated design, as it exists as of the acquisition closing date.
The fair value assigned to developed technology was determined primarily using the multi-period excess earnings model, which estimates the revenue and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets otherwise recognized. Management applied significant judgment in estimating the fair value of the developed technology intangible asset, which involved the use of significant estimates related to the revenue growth rate assumption for both existing and any future product offerings. The fair value of the Company’s customer relationships was determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions related to revenue and customer growth rate as determined by management. The fair value assigned to trade name was determined using the relief from royalty method, where the owner of the asset realizes a benefit from owning the intangible asset rather than paying a rental or royalty rate for use of the asset. The acquired intangible assets are being amortized on a straight-line basis over their respective useful lives, which approximates the pattern in which these assets are utilized.
Recognized goodwill of $178.8 million is not deductible for tax purposes and is primarily attributed to planned growth in new markets, synergies arising from the acquisition and the value of the acquired workforce.
Net tangible assets and liabilities assumed were valued at their respective carrying amounts as of the acquisition date, as the Company believes that these amounts approximate their current fair values.
Endgame has been included in the Company’s consolidated results of operations since the acquisition date. Endgame’s results were immaterial to the Company’s consolidated results for the year ended April 30, 2020.
The following unaudited pro forma condensed consolidated financial information gives effect to the acquisition of Endgame as if it were consummated on May 1, 2018 (the beginning of the comparable prior reporting period), including pro forma adjustments related to the valuation and allocation of the purchase price, primarily amortization of acquired intangible assets and deferred revenue fair value adjustments; share-based compensation expense; alignment of accounting policies; the impact of applying ASC Topic 606, Revenue From Contracts With Customers, to Endgame’s historical financial statements; and direct transaction costs reflected in the historical financial statements. This data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on May 1, 2018. It should not be taken as representative of future results of operations of the combined company (in thousands).

	Year Ended April 30,
	2020	2019
Pro forma revenue (1)	$435,234	$285,917
Pro forma net loss (1)	$(176,019)	$(152,280)
(1) As if the acquisition of Endgame was consummated on May 1, 2018
Non-recurring acquisition costs incurred by the Company of $17.5 million, including a non-cash expense settled in the Company’s ordinary shares for $8.8 million and a related cash payment of withholding taxes of $2.8 million, were charged to general and administrative expenses in the consolidated statement of operations for the year ended April 30, 2020, and are reflected in the pro forma net loss presented above for the year ended April 30, 2019. Non-recurring acquisition costs incurred by Endgame of $1.5 million are also reflected in the pro forma net loss presented above for the year ended April 30, 2019.
Fiscal 2019 Acquisition
Lambda Lab Corp.
In July 2018, the Company acquired 100% of the share capital of Lambda Lab Corp. (“Lambda Lab”), a privately held company headquartered in the United States. Lambda Lab was a code search company whose product was built on top of Elasticsearch and focused on building semantic understanding of code, exposed through powerful search features. Purchase consideration for the acquisition was $2.0 million in cash. Excluded from the purchase consideration were 134,474 ordinary shares of $2.2 million issued to certain employees of Lambda Lab. These shares were subject to repurchase and were contingent upon these employees’ continued employment with the Company. As of April 30, 2020, no shares were subject to repurchase and all stock-based compensation expense had been recognized. During the years ended April 30, 2020 and 2019, the Company recorded stock-based compensation expense of $0.9 million and $1.4 million, respectively.
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful life (in years)
Developed technology	$5,392	4
Customer relationships	158	4
Trade name	97	4
Total identifiable intangible assets	$5,647

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

	Fair Value	Useful life (in years)
Developed technology	$1,846	4
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
Founders consideration holdback
Founders of Opbeat received an aggregate cash payment of $0.7 million at each of the one and two-year anniversary of the close of the acquisition. These payments were contingent upon continued employment with the Company and therefore were excluded from the purchase consideration. Also excluded from the purchase consideration were 93,052 ordinary shares of $0.9 million issued to the founders of Opbeat as these were subject to repurchase until the two year anniversary of the close of the acquisition and are contingent upon these founders’ continued employment with the Company. The repurchase option lapsed as to fifty percent of the ordinary shares on each anniversary of the close of the acquisition. The Company recorded stock-based compensation expense of $0.9 million over the two-year vesting term. For the years ended April 30, 2020 and 2019, the Company recorded stock-based compensation expense of less than $0.1 million and $0.5 million, respectively.

Fair Value of Ordinary Shares Used for Purchase Consideration
The fair value of the ordinary shares issued as part of the consideration paid for the acquisitions prior to the Company’s IPO was determined by the Company’s board of directors based on numerous subjective and objective factors, including, but not limited to, a contemporaneous valuation performed by an independent third-party valuation firm. Because the Company was not publicly traded at the time the acquisitions were completed, the Company’s board of directors considered valuations of comparable companies, sales of redeemable convertible preference shares, sales of ordinary shares to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s ordinary shares, and general and industry-specific economic outlook, among other factors.
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of April 30,
	2020	2019
Prepaid hosting costs	$12,228	$12,006
Deposits	1,857	1,268
Prepaid software subscription costs	3,104	4,326
Deferred stock-based compensation expense	—	784
Prepaid taxes	3,612
Prepaid value added taxes	5,167	4,239
Other	6,655	8,249
Total prepaid expenses and other current assets	$32,623	$30,872
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

		As of April 30,
	Useful Life (in years)	2020	2019
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$8,405	$6,176
Computer hardware and software	3	5,687	5,393
Furniture and fixtures	3-5	5,072	3,094
Assets under construction		1,661	1,243
Total property and equipment		20,825	15,906
Less: accumulated depreciation		(13,065)	(10,458)
Property and equipment, net		$7,760	$5,448
Depreciation expense related to property and equipment was $2.8 million, $2.7 million and $3.0 million for the years ended April 30, 2020, 2019 and 2018, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of April 30, 2020 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$12,412	$32,418	4.1
Customer relationships	19,598	3,210	16,388	3.4
Trade names	2,872	1,223	1,649	3.4
Total	$67,300	$16,845	$50,455	3.9

Intangible assets consisted of the following as of April 30, 2019 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$12,130	$5,646	$6,484	2.5
Customer relationships	398	268	130	2.2
Trade names	972	863	109	2.2
Total	$13,500	$6,777	$6,723	2.5
Amortization expense for the intangible assets for the years ended April 30, 2020, 2019 and 2018 was as follows (in thousands):

	Year Ended April 30,
	2020	2019	2018
Cost of revenue—cost of license—self-managed	$948	$387	$387
Cost of revenue—cost of subscription—self-managed and SaaS	5,820	2,421	1,521
Sales and marketing	3,300	148	119
Total amortization of acquired intangible assets	$10,068	$2,956	$2,027
The expected future amortization expense related to the intangible assets as of April 30, 2020 was as follows (in thousands, by fiscal year):

2021	$14,167
2022	12,948
2023	11,890
2024	8,716
2025	2,734
Thereafter	—
Total	$50,455
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2018	$19,182
Addition from acquisition	1,038
Foreign currency translation adjustment	(374)
Balance as of April 30, 2019	$19,846
Addition from acquisition	178,764
Foreign currency translation adjustment	(733)
Balance as of April 30, 2020	$197,877
There was no impairment of goodwill during the years ended April 30, 2020, 2019 and 2018.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of April 30,
	2020	2019
Accrued expenses	$10,864	$8,124
Income taxes payable	—	149
Value added taxes payable	7,230	4,236
Share repurchase liability	—	1,612
Other	4,116	4,619
Total accrued expenses and other liabilities	$22,210	$18,740
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30,
	2020	2019
Accrued vacation	$17,971	$9,655
Accrued commissions	16,259	6,510
Accrued payroll and withholding taxes	7,588	1,868
Post-combination compensation liability	—	655
Other	6,591	3,459
Total accrued compensation and benefits	$48,409	$22,147
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
The following table provides information about unbilled accounts receivable, deferred contract acquisition costs, and deferred revenue from contracts with customers (in thousands):

	As of April 30,
	2020	2019
Unbilled accounts receivable, included in accounts receivable, net	$2,622	$1,710
Deferred contract acquisition costs	$43,549	$26,150
Deferred revenue	$259,702	$170,666
Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Year Ended April 30,
	2020	2019	2018
Beginning balance	$1,710	$1,139	$1,114
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(1,710)	(1,139)	(1,114)
Revenue recognized during the period in excess of invoices issued	2,622	1,710	1,139
Ending balance	$2,622	$1,710	$1,139

	Deferred Revenue
	Year Ended April 30,
	2020	2019	2018
Beginning balance	$170,666	$102,561	$54,152
Additions through acquisition	6,192	—	859
Increases due to invoices issued, excluding amounts recognized as revenue during the period	242,136	163,963	96,944
Revenue recognized that was included in deferred revenue balance at beginning of period	(159,292)	(95,858)	(49,394)
Ending balance	$259,702	$170,666	$102,561
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
During the fiscal years ended April 30, 2019 and 2018, sales commissions for renewal of a contract were considered commensurate with the commissions paid for contracts with new customers and incremental sales to existing customers given there was no substantive difference in commission rates in proportion to their respective contract values. Effective May 1, 2019, the Company updated its sales commissions plan by incorporating different commission rates for contracts with new customers and incremental sales to existing customers, and for subsequent subscription renewals. Subsequent to this change, sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for contracts with new customers and incremental sales to existing customers given the substantive difference in commission rates in proportion to their respective contract values. Accordingly, commissions paid for contracts with new customers and incremental sales to existing customers are now amortized over an estimated period of benefit of five years while commissions paid related to renewal contracts are now amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. The Company determines the period of benefit for commissions paid for contracts with new customers and incremental sales to existing customers by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.
The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the years ended April 30, 2020, 2019 and 2018.
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Year Ended April 30,
	2020	2019	2018
Beginning balance	$26,150	$18,079	$10,135
Capitalization of contract acquisition costs	45,713	29,445	20,675
Amortization of deferred contract acquisition costs	(28,314)	(21,374)	(12,731)
Ending balance	$43,549	$26,150	$18,079
Deferred contract acquisition costs, current	19,537	17,215	12,125
Deferred contract acquisition costs, non- current	24,012	8,935	5,954
Total deferred contract acquisition costs	$43,549	$26,150	$18,079
7. Commitments and Contingencies
Cloud Hosting Commitments
In December 2018, the Company entered into an amendment to a non-cancellable cloud hosting capacity agreement, effective January 2019, for a total purchase commitment of $60.0 million payable over the three years following the date of the agreement. In December 2019, the Company entered into an amendment to a non-cancellable cloud hosting capacity agreement with a different vendor for a total purchase commitment of $100.0 million payable over the four years following the effective date of the agreement. In April 2020, the Company entered into a non-cancellable cloud hosting capacity agreement with a new vendor, effective April 2020, for a total purchase commitment of $4.2 million payable over the three years following the date of the agreement. The table below reflects these commitments on an annualized basis, however, the timing for payments may vary depending on services used. Furthermore, actual payments under these capacity commitments may be higher than the total minimum depending on services used.
Future minimum cloud hosting commitments as of April 30, 2020 were as follows (in thousands):

Years Ending April 30,	Cloud Hosting Commitments
2021	$33,403
2022	37,583
2023	34,583
2024	28,333
Total	$133,902

Letters of Credit
The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of April 30, 2020.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of April 30, 2020.
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
8. Redeemable Convertible Preference Shares
The Company previously issued redeemable convertible preference shares in one or more series, each with such designations, rights, qualifications, limitations, and restrictions.  Immediately prior to the completion of the IPO, all shares of redeemable convertible preference shares then outstanding were automatically converted into an equivalent number of ordinary shares on a one-to-one basis and their carrying amount reclassified into shareholders’ equity. As of April 30, 2020, there were no redeemable convertible preference shares issued and outstanding.

9. Leases
The Company’s leases are comprised of corporate office spaces and various equipment under non-cancelable operating lease agreements that expire at various dates through 2025. As of April 30, 2020, the Company had no finance leases.
Components of lease costs included in the consolidated statement of operations for the year ended April 30, 2020 were as follows (in thousands):

Operating lease cost	$8,435
Short-term lease cost	3,111
Variable lease cost	1,883
Total lease cost	$13,429
Lease term and discount rate information as of April 30, 2020 are summarized as follows:

Weighted average remaining lease term (years)	4.83
Weighted average discount rate	5.08%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of April 30, 2020 were as follows (in thousands):

Years Ending April 30,
2021	$8,636
2022	8,138
2023	8,049
2024	7,112
2025	5,857
Thereafter	2,803
Total minimum lease payments	$40,595
Less imputed interest	$(5,129)
Present value of future minimum lease payments	$35,466
Less current lease liabilities	$(7,639)
Operating lease liabilities, non-current	$27,827

Future minimum lease payments under non-cancelable financing and operating leases, based on the previous lease accounting standard, as of April 30, 2019 were as follows (in thousands):

Years Ending April 30,
2020	$6,455
2021	5,494
2022	5,106
2023	5,217
2024	4,602
Thereafter	7,020
Total	$33,894
10. Ordinary Shares
The Company’s articles of association designated and authorized the Company to issue 72 million ordinary shares with a par value of €0.001 per share up until immediately prior to the completion of the IPO at which time the authorized ordinary shares increased to 165 million.  In addition, the par value per ordinary share was changed from €0.001 per share to €0.01 per share as required by Dutch law at the time of the Company’s conversion into a Dutch public company with limited liability (naamloze vennootschap).

Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through the year ended April 30, 2020.
Ordinary Shares Reserved for Issuance
The Company had reserved shares of ordinary shares for issuance as follows:

	As of April 30,
	2020	2019
Stock options issued and outstanding	15,260,506	22,866,438
RSUs issued and outstanding	2,472,092	740,467
Remaining shares available for future issuance under the 2012 Plan	12,461,850	9,649,123
Total ordinary shares reserved	30,194,448	33,256,028
Early Exercised Options
Certain ordinary share option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the shareholder. As of April 30, 2020 and 2019, there were no unvested ordinary shares that had been early exercised and were subject to repurchase. The proceeds related to unvested ordinary shares are recorded as liabilities until the stock vests, at which point they are transferred to additional paid-in capital.
Shares issued for the early exercise of options are included in issued and outstanding shares as they are legally issued and outstanding.
11. Equity Incentive Plans
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors and the compensation committee, as administrator of the 2012 Plan, may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Company’s board of directors or compensation committee determines the vesting schedule for all equity-based awards. Stock options granted to new employees under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months subject to the employees continued service to the Company. Refresh grants to existing employees generally vest monthly over four years subject to the employees continued service to the Company.  Equity settled RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting semi-annually over the next three years, subject to the grantee’s continued service to the Company. Equity settled RSUs granted to existing employees generally vest semi-annually over a period of four years, subject to the grantee’s continued service to the Company.  The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.

The equity awards available for grant for the periods presented were as follows:

	Year Ended April 30,
	2020	2019
Available at beginning of fiscal year	9,649,123	2,061,282
Awards authorized	3,683,754	12,000,000
Options granted	(172,031)	(4,722,404)
Options cancelled	1,181,482	976,130
Options repurchased	—	43,630
RSUs granted	(2,101,271)	(732,701)
RSUs cancelled	216,208	23,186
RSAs repurchased	4,585	—
Available at end of period	12,461,850	9,649,123
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
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2018	22,237,484	$8.65	8.31	$98,365
Stock options granted	4,722,404	$23.27
Stock options exercised	(3,117,320)	$5.95
Stock options cancelled	(976,130)	$11.78
Balance as of April 30, 2019	22,866,438	$11.90	7.98	$1,684,106
Stock options granted	172,031	$81.39
Stock options assumed in acquisition	245,390	$48.99
Stock options exercised	(6,815,098)	$9.01
Stock options cancelled	(1,181,482)	$15.81
Stock options assumed in acquisition cancelled	(26,773)	$71.35
Balance as of April 30, 2020	15,260,506	$14.17	7.27	$767,795
Exercisable as of April 30, 2020	8,007,248	$11.29	6.80	$424,133
Stock options exercisable include 352,391 stock options that were unvested as of April 30, 2020.
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $50.92  and $10.22 for the years ended April 30, 2020 and 2019, respectively.
As of April 30, 2020, the Company had unrecognized stock-based compensation expense of $53.8 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 2.14 years.
RSAs
In October 2017, the Company acquired 100% of the share capital of Swiftype, a privately-held company headquartered in the United States. As part of the transaction, the Company granted RSAs to certain employees with both service-based and performance-based vesting conditions. The performance-based vesting condition was to be satisfied on the earlier of: (1) a change of control transaction or (2) the expiration of the lock-up period after the effective date of the IPO, subject to continued service through the end of the lock-up period. The service-based vesting condition was to be satisfied based on one of two vesting schedules: (i) vesting of 50% of the shares upon the closing of the Swiftype acquisition, 25% of the shares on the one-year anniversary of the closing, and 25% of the shares on the two-year anniversary of the closing, or (ii) vesting of 50% of the shares on the one-year anniversary of the closing of the Swiftype acquisition and 50% of the shares on the two-year anniversary of the closing.
The performance-based vesting condition related to these awards was deemed probable upon the effectiveness of the Company’s IPO on October 4, 2018.  On that date, the Company recorded a cumulative catch-up stock-based compensation expense using the accelerated attribution method for the RSAs that had satisfied the applicable service-based vesting condition on that date with the remaining expense to be recognized over the remaining requisite service period.  As of April 30, 2020, the underlying performance-based and service-based vesting conditions were fully satisfied and none of the ordinary shares issued were subject to repurchase by the Company. Stock-based compensation expense related to the RSAs was $0.2 million for the year ended April 30, 2020.
The following table summarizes RSA activity for the 2012 Plan:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding at April 30, 2018	244,498	$11.46
RSAs subscribed	(244,498)	$11.46
Outstanding at April 30, 2019	—
Outstanding at April 30, 2020	—
RSUs
During the year ended April 30, 2020, the Company granted 2,101,271 RSUs at a weighted average grant date fair value of $68.25 per unit, including 1,388 RSUs that are cash settled. Cash settled RSUs will be paid as a cash bonus based on the applicable vesting and payment terms. The cash settled RSUs vest upon the satisfaction of both service-based and performance-based vesting conditions.  The service-based vesting condition is generally over four years with 25% vesting on the one-year anniversary of the award and the remainder vesting quarterly over the next 36 months, subject to the grantee’s continued service to the Company. The performance-based vesting condition is defined as (i) a change in control where the consideration paid to the Company’s equity security holders is cash, publicly traded stock, or a combination of both, or (ii) the expiration of any lock-up period of the IPO, subject in each instance to the grantee’s continued service through such date. As a result of the Company’s IPO, the performance-based vesting condition was deemed probable and the Company recorded cumulative stock-based compensation expense of $0.8 million related to the cash settled RSUs in October 2018. As of April 30, 2020, the Company had a liability of $3.5 million related to the cash settled RSUs recorded in accrued compensation and benefits on the consolidated balance sheet.
Stock-based compensation expense related to RSUs for the year ended April 30, 2020 was $28.1 million. As of April 30, 2020, the Company had unrecognized stock-based compensation expense of $144.3 million related to equity settled RSUs that the Company expects to recognize over a weighted-average period of 3.42 years.
The following table summarizes RSU activity for the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2018	57,000	$13.07
RSUs granted	732,701	$64.55
RSUs released	(26,048)	$14.84
RSUs cancelled	(23,186)	$59.93
Outstanding and unvested at April 30, 2019	740,467	$62.48
RSUs granted	2,101,271	$68.25
RSUs released	(153,438)	$72.55
RSUs cancelled	(216,208)	$62.25
Outstanding and unvested at April 30, 2020	2,472,092	$66.78

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
The fair value of stock options granted and assumed was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2020	2019	2018
Expected term (in years)	2.00 - 7.27	6.02 - 6.08	6.02 - 6.08
Expected stock price volatility	54.8%	40.5% - 46.7%	40.7% - 44.1%
Risk-free interest rate	1.4% - 2.0%	2.4% - 3.1%	1.8% - 2.6%
Dividend yield	0%	0%	0%
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended April 30,
	2020	2019	2018
Cost of revenue—cost of subscription—self-managed and SaaS	$4,147	$3,383	$699
Cost of revenue—professional services	2,980	1,208	329
Research and development	23,621	16,100	5,045
Sales and marketing	19,334	11,996	3,560
General and administrative	9,925	7,255	3,109
Total stock-based compensation expense	$60,007	$39,942	$12,742
Total stock-based compensation expense for the years ended April 30, 2020, 2019 and 2018 includes a charge of $3.3 million, $4.4 million, and $0.4 million, respectively, related to an expense arising from business combinations.

12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Year Ended April 30,
	2020	2019	2018
Numerator:
Net loss	$(167,174)	$(102,303)	$(52,727)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	78,799,732	54,893,365	32,033,792
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.12)	$(1.86)	$(1.65)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended April 30,
	2020	2019	2018
Redeemable convertible preference shares	—	—	28,939,466
Stock options	15,260,506	22,866,438	22,237,484
RSUs	2,368,740	595,503	—
Contingently issuable shares	235,031	—	—
Shares subject to repurchase	—	254,350	276,243
Early exercised stock options	—	—	148,630
Total	17,864,277	23,716,291	51,601,823
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The geographical breakdown of income (loss) before provision for income taxes is summarized as follows (in thousands):

	Year Ended April 30,
	2020	2019	2018
Dutch	$(173,338)	$(121,803)	$(58,810)
Foreign	4,196	23,888	9,459
Loss before income taxes	$(169,142)	$(97,915)	$(49,351)
The components of the provision for income taxes were as follows (in thousands):

	Year Ended April 30,
	2020	2019	2018
Current:
Dutch	$518	$—	$—
Foreign	(560)	912	3,731
Total current tax expense	$(42)	$912	$3,731
Deferred:
Dutch	$—	$(233)	$—
Foreign	(1,926)	3,709	(355)
Total deferred tax expense	(1,926)	3,476	(355)
Total provision for income taxes	$(1,968)	$4,388	$3,376
The Company’s effective tax rate substantially differed from the Dutch statutory tax rate of 25% primarily due to the valuation allowance on the Dutch, United States and United Kingdom deferred tax assets in addition to a deferred tax asset revaluation as a result of enacted tax legislation in the Netherlands, offset by stock based compensation. A reconciliation of income taxes at the statutory income tax rate to the provision for income taxes included in the consolidated statement of operations is as follows (in thousands, except for rates):

	Year Ended April 30,
	2020		2019		2018
	Tax	Rate	Tax	Rate	Tax	Rate
Dutch statutory income tax	$(42,286)	25.0%	$(24,479)	25.0%	$(12,338)	25.0%
Foreign income taxed at different rates	313	(0.2)%	(310)	0.3%	(670)	1.4%
Stock-based compensation	(53,050)	31.4%	(24,848)	25.3%	4,669	(9.4)%
Research and development credits	(7,771)	4.6%	(2,161)	2.2%	(697)	1.4%
Change in valuation allowance	97,734	(57.8)%	43,071	(44.0)%	11,495	(23.3)%
Deferred tax asset revaluation	1,991	(1.2)%	11,883	(12.1)%	1,081	(2.2)%
Other	1,101	(0.6)%	1,232	(1.2)%	(164)	0.3%
Provision for income taxes	$(1,968)	1.2%	$4,388	(4.5)%	$3,376	(6.8)%
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
Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	As of April 30,
	2020	2019
Deferred tax assets:
Accrued compensation	$3,267	$1,685
Net operating loss carryforward	208,629	84,194
Deferred revenue	3,876	—
Intangibles/assets	—	2,321
Stock-based compensation	7,203	4,089
Research and development credits	15,333	3,584
Other	3,882	1,875
Gross deferred tax assets	242,190	97,748
Less valuation allowance	(225,197)	(92,309)
Total deferred tax assets	$16,993	$5,439
Deferred tax liabilities:
Deferred contract acquisition costs	$(8,423)	$(5,878)
Intangible assets	(8,841)	—
Deferred revenue	—	(858)
Other	(218)	(674)
Gross deferred tax liabilities	(17,482)	(7,410)
Net deferred tax assets (liabilities)	$(489)	$(1,971)
The valuation allowance for deferred tax assets as of April 30, 2020 and 2019 was $225.2 million and $92.3 million, respectively. As the Company has generated losses since inception in the Netherlands and California (United States) jurisdictions, management maintains a full valuation allowance against the net deferred tax assets in these jurisdictions. In addition, the United States and the United Kingdom jurisdictions are anticipated to have cumulative losses for the foreseeable future, and as such a valuation allowance has been established for these regions. The valuation allowance in the Netherlands, the United States and the United Kingdom jurisdictions increased by $35.3 million, $94.5 million and $3.1 million, respectively, during the year ended April 30, 2020 and $10.6 million, $35.0 million and $0.8 million valuation allowance, respectively, for the year ended April 30, 2019. The valuation allowance for Dutch deferred tax assets as of April 30, 2020 and 2019 was $88.4 million and $53.1 million, respectively, the valuation allowance for the United States deferred tax assets as of April 30, 2020 and 2019 was $132.9 million and $38.4 million, respectively, and the valuation allowance for the United Kingdom deferred tax assets as of April 30, 2020 was $3.9 million and there was $0.8 million valuation allowance as of April 30, 2019.
As of April 30, 2020, the Company had net operating loss (“NOL”) carryforwards for Dutch, United States (Federal and State) and United Kingdom income tax purposes of $396.2 million, $490.2 million, $416.8 million and $18.6 million, respectively, which begin to expire in the year ending April 30, 2022, April 30, 2031 and April 30, 2024, respectively, with United Kingdom losses being carried forward indefinitely. The Company also has research and development tax credit carryforwards for United States (Federal and State) and Canada, income tax purposes of $11.3 million , $1.3 million and $0.6 million respectively, which begin to expire April 30, 2030, April 30, 2022 and April 30, 2037, respectively.   The deferred tax assets associated with the NOL carryforwards and other tax attributes in the Netherlands, the United States, and the United Kingdom are subject to a full valuation allowance.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law. The Act provides emergency assistance, opportunities for additional liquidity and other government programs to support individuals, families and businesses affected by the 2020 coronavirus pandemic, in part through amending United States tax law. Previously limited to 80% of taxable income by the TCJA, section 172(a), the CARES Act removes the limitation and grants taxpayers a five-year carryback period for NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021. Due to significant losses in the year ended April 30, 2019, and as a result of the CARES Act, the Company is planning to carry back the NOLs from the year ended April 30, 2019 back to five previous fiscal years (April 30, 2014 – April 30, 2018) to fully offset the taxable income in those tax years with an estimated income tax benefit of $3.3 million.
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
The Company had unrecognized tax benefits of $9.7 million as of April 30, 2020, of which none would impact the effective tax rate before consideration of any valuation allowance.  The activity within the Company’s unrecognized gross tax benefits is summarized as follows (in thousands):

	As of April 30,
	2020	2019	2018
Balance as of beginning of year	$3,870	$2,019	$1,196
Increase related to tax positions taken in prior periods	2,283	240	6
Increase related to tax positions taken in the current period	3,553	1,611	817
Balance as of end of year	$9,706	$3,870	$2,019
Approximately $2.3 million of the increase in fiscal 2020 for tax positions taken in prior periods is due to the amended U.S. Federal income tax return the Company is planning to file as part of the enacted CARES Act, which will generate additional research and development tax credit carryforward from prior years. Approximately $3.6 million of the increase in tax positions related to the current period is from the research and development tax credits from the acquisition of Endgame Inc.
The Company’s policy is to recognize penalties and interests accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended April 30, 2020, 2019 and 2018 the Company recognized less than $0.1 million, $0.1 million and $0.2 million, respectively, of interest and penalties. The amount of accrued interest and penalties recorded on the consolidated balance sheet as of April 30, 2020 and 2019 was $0.2 million and $0.3 million, respectively.

The Company is subject to periodic examination of income tax returns by various domestic and international tax authorities.  The Company is currently under audit with the Dutch tax authority for the tax years ended April 30, 2015 to April 30, 2017 and the German tax authority for the tax years ended April 30, 2016 to April 30, 2018
The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in multiple jurisdictions, including the Netherlands and United States. The Company’s tax filings for fiscal years starting with the year ended April 30, 2014 remain open in various tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.
Dutch income taxes and non-Dutch withholding taxes associated with the repatriation of earnings or for temporary differences related to investments in non-Dutch subsidiaries, excluding the U.S subsidiaries, have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that an immaterial additional tax liability would arise on the distribution of such earnings. Earnings from the Company’s U.S. subsidiaries are being treated as being currently repatriated back to the Netherlands though no Dutch income taxes nor U.S. withholding taxes in regard to such repatriations are being recorded due to the Dutch participation exemption provisions and exemption from withholding taxes under the income tax treaty between the Netherlands and the United States. At April 30, 2020, there were cumulative earnings of $48.9 million, from the non-U.S. subsidiaries. If such earnings were to be repatriated they would be exempt from taxation in the Netherlands and the amount of dividend withholding taxes from such foreign jurisdictions would be $0.8 million, due to the various income tax treaties between the Netherlands and the respective foreign jurisdictions.
On December 22, 2017, the TCJA was signed into law making significant changes to the United States Internal Revenue code. Changes include, but are not limited to, a U.S. corporate income tax rate (“U.S. federal tax rate”) decrease to from 35% to 21% effective January 1, 2018.
The TCJA contains several new tax provisions that became effective on January 1, 2018, such as the introduction of Global Intangible Low Taxed Income (“GILTI”).  Due to the Company’s net operating loss, GILTI provision was $0.5 million and did not have a material impact on the Company’s results for the year ended April 30, 2020.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $8.3 million, $5.0 million and $2.8 million of expense related to the 401(k) Plan during the years ended April 30, 2020, 2019 and 2018, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $3.6 million, $1.9 million and $1.4 million of expense during the years ended April 30, 2020, 2019 and 2018, respectively.
15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Year Ended April 30,
	2020	2019	2018
United States	$241,648	$155,935	$97,006
Rest of world	185,972	115,718	62,929
Total revenue	$427,620	$271,653	$159,935
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of April 30,
	2020	2019
United States	$30,373	$3,219
The Netherlands	3,529	1,769
United Kingdom	5,854	251
Rest of world	787	209
Total long-lived assets	$40,543	$5,448
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2020. The effectiveness of our internal control over financial reporting as of April 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2020 annual general meeting of shareholders (the "2020 Proxy Statement"), which will be filed with the SEC within 120 days after the end of our year ended April 30, 2020, and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of the Code of Conduct is available on our website at elastic.co. The audit committee of our board of directors is responsible for overseeing the Code of Conduct. The board of directors, or its designated committee, must approve any waivers of the Code of Conduct for members of the board of directors or executive officers, and the General Counsel, or, if the General Counsel is not available, the Chief Financial Officer must approve any waiver of the Code of Conduct for employees, agents or contractors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the listing standards of The NYSE. The inclusion of our website address in this Form 10-K does not include or incorporate by reference into this Form 10-K the information on or accessible through our website.
Item 11. Executive Compensation
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

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
(a)(3) Exhibits
We have filed or incorporated by reference the exhibits listed on the accompanying Exhibit Index.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated as of June 5, 2019, by and among Elastic N.V, Avengers Acquisition Corp., Endgame, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders of Endgame.	8-K	001-38675	2.1	6/5/2019
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
4.1	Amended and Restated Investors’ Rights Agreement among the Company and certain holders of its ordinary shares, dated as of July 19, 2016.	S-1	333-227191	4.1	9/5/2018
4.2	Description of share capital.	10-K	001-38675	4.2	6/28/2019
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227191	10.1	9/24/2018
10.2+	2012 Stock Option Plan and related form agreements.					X
10.3+	Form of Change in Control and Severance Agreement.	S-1	333-227191	10.3	9/5/2018
10.4+	Change in Control and Severance Agreement between the Company and Janesh Moorjani, dated as of August 1, 2018.	S-1	333-227191	10.4	9/5/2018
10.5+	Employment Agreement between the Company and Shay Banon, dated as of September 4, 2018.	S-1	333-227191	10.5	9/5/2018
10.6+	Employment Letter between the Company and Janesh Moorjani, dated as of August 1, 2018.	S-1	333-227191	10.6	9/5/2018
10.7+	Employment Letter between the Company and Kevin Kluge, dated as of August 1, 2018.	S-1	333-227191	10.8	9/5/2018
10.8+	Employment Letter between the Company and W.H. Baird Garrett, dated as of July 31, 2018.	S-1	333-227191	10.9	9/5/2018

10.9+	Offer Letter between the Company and Jonathan Chadwick, dated as of July 27, 2018.	S-1	333-227191	10.10	9/5/2018
10.10+	Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of July 9, 2014.	S-1	333-227191	10.11	9/5/2018
10.11	First Amendment to Office Lease Agreement, by and between the Registrant and Asset Growth Partners, L.P., dated as of March 30, 2015.	S-1	333-227191	10.12	9/5/2018
10.12	Second Amendment to Office Lease Agreement, by and between the Registrant and Asset Growth Partners, L.P., dated as of September 16, 2015.	S-1	333-227191	10.13	9/5/2018
10.13	Third Amendment to Office Lease Agreement, by and between the Registrant and Asset Growth Partners, L.P., dated as of April 18, 2018.	S-1	333-227191	10.14	9/5/2018
10.14+	Separation and Transition Agreement between the Company and Aaron Katz, dated February 26, 2020.	8-K	001-38675	10.1	2/26/2020
10.15+	Endgame, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended, and related form agreements.	S-8	333-234152	4.2	10/10/2019
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained in the signature page of this report).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Elastic N.V.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 30, 2020 and April 30, 2019; (ii) Consolidated Statements of Operations for the fiscal years ended April 30, 2020, April 30, 2019, and April 30, 2018; (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended April 30, 2020, April 30, 2019, and April 30, 2018; (iv) Consolidated Statements of Redeemable Convertible Preference Shares and Shareholders’ Equity (Deficit) for the fiscal years ended April 30, 2020, April 30, 2019, and April 30, 2018; (v) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2020, April 30, 2019, and April 30, 2018; and (vi) Notes to the Consolidated Financial Statements
						X

104	The cover page from Elastic N.V.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020 formatted in Inline XBRL (included as Exhibit 101).	X
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

Elastic N.V.

Date: June 26, 2020	By:	/s/ Shay Banon
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

Name	Title	Date

/s/ Shay Banon	Chief Executive Officer and Chairman (Principal Executive Officer)	June 26, 2020
Shay Banon

/s/ Janesh Moorjani	Chief Financial Officer (Principal Accounting and Financial Officer)	June 26, 2020
Janesh Moorjani

/s/ Jonathan Chadwick	Director	June 26, 2020
Jonathan Chadwick

/s/ Peter Fenton	Director	June 26, 2020
Peter Fenton

/s/ Alison Gleeson	Director	June 26, 2020
Alison Gleeson

/s/ Caryn Marooney	Director	June 26, 2020
Caryn Marooney

/s/ Chetan Puttagunta	Director	June 26, 2020
Chetan Puttagunta

/s/ Steven Schuurman	Director	June 26, 2020
Steven Schuurman

/s/ Michelangelo Volpi	Director	June 26, 2020
Michelangelo Volpi