Form 10-Q
period 2020-07-31
Elastic N.V.
filed 2020-09-03
CIK 1707753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38675

Elastic N.V.
 The Netherlands
(State or other jurisdiction of
incorporation or organization)
Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 31, 2020, the registrant had 86,272,053 ordinary shares, €0.01 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of the 2019 novel coronavirus disease (“COVID-19”) on our business, operations, hiring and financial results, and on the businesses of our customers and partners, including their spending priorities, the effect of governmental lockdowns, restrictions and new regulations;
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
•our assessments of the strength of our solutions and products;
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
•our ability to successfully execute our go-to-market strategy, including the positioning of our solutions and products, and expand in our existing markets and into new markets;
•sufficiency of cash to meet cash needs for at least the next 12 months;

•our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•our ability to attract and retain qualified employees and key personnel;
•our ability to onboard, provide training to and integrate new employees;
•the effect of the loss of key personnel;
•our expectations about the impact of natural disasters and public health epidemics and pandemics, on our business, results of operations and financial condition;
•expectations about seasonality;
•the future trading prices of our ordinary shares;
•and general market, political, economic and business conditions (including developments and volatility arising from the ongoing COVID-19 pandemic).
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any additional or unforeseen effect from the ongoing COVID-19 pandemic may exacerbate these risks. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of July 31, 2020	As of April 30, 2020
Assets
Current assets:
Cash and cash equivalents	$350,418	$297,081
Restricted cash	2,314	2,308
Accounts receivable, net of allowance for credit losses of $1,297 and $1,247 as of July 31, 2020 and April 30, 2020, respectively	87,266	128,690
Deferred contract acquisition costs	23,673	19,537
Prepaid expenses and other current assets	34,258	32,623
Total current assets	497,929	480,239
Property and equipment, net	7,905	7,760
Goodwill	198,413	197,877
Operating lease right-of-use assets	31,549	32,783
Intangible assets, net	46,903	50,455
Deferred contract acquisition costs, non-current	28,767	24,012
Deferred tax assets	3,531	3,164
Other assets	6,345	7,621
Total assets	$821,342	$803,911
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,669	$11,485
Accrued expenses and other liabilities	17,833	22,210
Accrued compensation and benefits	42,916	48,409
Operating lease liabilities	7,718	7,639
Deferred revenue	237,261	231,681
Total current liabilities	317,397	321,424
Deferred revenue, non-current	40,250	28,021
Operating lease liabilities, non-current	26,518	27,827
Other liabilities, non-current	4,798	12,992
Total liabilities	388,963	390,264
Commitments and contingencies (Note 7)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of July 31, 2020 and April 30, 2020	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 85,737,645 and 82,856,978 shares issued and outstanding as of July 31, 2020 and April 30, 2020, respectively	890	856
Treasury stock	(369)	(369)
Additional paid-in capital	946,178	898,788
Accumulated other comprehensive loss	(11,435)	(1,377)
Accumulated deficit	(502,885)	(484,251)
Total shareholders’ equity	432,379	413,647
Total liabilities and shareholders’ equity	$821,342	$803,911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three months ended July 31,
	2020	2019
Revenue
License - self-managed	$14,879	$9,907
Subscription - self-managed and SaaS	106,463	72,483
Total subscription revenue	121,342	82,390
Professional services	7,528	7,320
Total revenue	128,870	89,710
Cost of revenue
Cost of license - self-managed	346	97
Cost of subscription - self-managed and SaaS	25,890	17,895
Total cost of revenue - subscription	26,236	17,992
Cost of professional services	8,595	8,259
Total cost of revenue	34,831	26,251
Gross profit	94,039	63,459
Operating expenses
Research and development	45,678	35,182
Sales and marketing	56,151	52,011
General and administrative	21,729	18,568
Total operating expenses	123,558	105,761
Operating loss	(29,519)	(42,302)
Other income, net	10,885	931
Loss before income taxes	(18,634)	(41,371)
Provision for income taxes	367	398
Net loss	$(19,001)	$(41,769)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.23)	$(0.56)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	84,175,287	74,643,782
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended July 31,
	2020	2019
Net loss	$(19,001)	$(41,769)
Other comprehensive loss:
Foreign currency translation adjustments	(10,058)	382
Other comprehensive loss	(10,058)	382
Total comprehensive loss	$(29,059)	$(41,387)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2020	82,856,978	$856	$(369)	$898,788	$(1,377)	$(484,251)	$413,647
Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	367	367
Issuance of ordinary shares upon exercise of stock options	2,655,292	31	—	29,221	—	—	29,252
Issuance of ordinary shares upon release of restricted stock units	225,375	3	—	(3)	—	—	—
Stock-based compensation	—	—	—	18,172	—	—	18,172
Net loss	—	—	—	—	—	(19,001)	(19,001)
Foreign currency translation	—	—	—	—	(10,058)	—	(10,058)
Balances at July 31, 2020	85,737,645	$890	$(369)	$946,178	$(11,435)	$(502,885)	$432,379

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2019	73,675,083	$754	$(369)	$581,135	$(1,431)	$(317,077)	$263,012
Issuance of ordinary shares upon exercise of stock options	2,533,891	27	—	20,086	—	—	20,113
Issuance of ordinary shares upon release of restricted stock units	50,387	1	—	(1)	—	—	—
Vesting of ordinary shares subject to repurchase	—	—	—	1,612	—	—	1,612
Stock-based compensation	—	—	—	11,700	—	—	11,700
Net loss	—	—	—	—	—	(41,769)	(41,769)
Foreign currency translation	—	—	—	—	382	—	382
Balances at July 31, 2019	76,259,361	$782	$(369)	$614,532	$(1,049)	$(358,846)	$255,050
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2020	2019
Cash flows from operating activities
Net loss	$(19,001)	$(41,769)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,256	1,288
Amortization of deferred contract acquisition costs	9,013	6,723
Non-cash operating lease cost	1,674	1,347
Stock-based compensation expense	18,591	12,771
Deferred income taxes	(367)	19
Unrealized foreign currency exchange gain	(10,050)	—
Changes in operating assets and liabilities:
Accounts receivable, net	45,211	23,528
Deferred contract acquisition costs	(16,463)	(5,515)
Prepaid expenses and other current assets	341	2,570
Other assets	1,693	1,055
Accounts payable	(612)	2,288
Accrued expenses and other liabilities	(5,099)	(2,866)
Accrued compensation and benefits	(7,204)	(1,817)
Operating lease liabilities	(1,716)	(1,283)
Deferred revenue	1,731	(33)
Net cash provided by (used in) operating activities	21,998	(1,694)
Cash flows from investing activities
Purchases of property and equipment	(379)	(1,585)
Net cash used in investing activities	(379)	(1,585)
Cash flows from financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	29,252	20,113
Repayment of notes payable	—	(30)
Net cash provided by financing activities	29,252	20,083
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,472	329
Net increase in cash, cash equivalents, and restricted cash	53,343	17,133
Cash, cash equivalents, and restricted cash, beginning of period	299,389	300,280
Cash, cash equivalents, and restricted cash, end of period	$352,732	$317,413
Supplemental disclosures of cash flow information
Cash paid for income taxes	$198	$625
Cash paid for operating lease liabilities	$2,147	$1,579
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accounts payable and accrued liabilities	$264	$107
Operating lease right-of-use assets for new lease obligations	$—	$5,335
Vesting of shares subject to repurchase	$—	$1,612
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.Organization and Description of Business
Elastic N.V. (“Elastic” or the “Company”) was incorporated under the laws of the Netherlands in 2012. Elastic is a search company. It created the Elastic Stack, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization in milliseconds or less. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. The Company also offers software solutions built on the Elastic Stack: Enterprise Search, Observability, and Security. The Elastic Stack and the Company’s solutions are designed to run in public or private clouds, in hybrid environments, or in traditional on-premises environments.

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2020, the interim condensed consolidated statements of operations and of comprehensive loss, interim condensed statements of shareholders’ equity for the three months ended July 31, 2020 and 2019 and the interim condensed consolidated statements of cash flows for the three months ended July 31, 2020 and 2019, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of July 31, 2020, and the results of the Company’s operations, its statements of shareholders’ equity for the three months ended July 31, 2020 and 2019, and its statements of cash flows for the three months ended July 31, 2020 and 2019. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three month periods are also unaudited. The results for the three months ended July 31, 2020 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2021, or any future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2020 filed with the SEC on June 26, 2020 (“the Company's Annual Report on Form 10-K ”).
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2021, for example, refer to the fiscal year ending April 30, 2021.
Use of Estimates and Judgments
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue between recognized and deferred amounts, deferred contract acquisition costs, allowance for credit losses, valuation of stock-based compensation, fair value of ordinary shares in periods prior to the Company’s initial public offering, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, the discount rate used for operating leases and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
In March 2020, the World Health Organization declared the 2019 novel Coronavirus Disease (“COVID-19”) a pandemic. The pandemic has resulted in a global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from certain of the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time. The full extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.
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
Significant Accounting Policies
Other than as described below, there have been no changes to the Company’s significant accounting policies described in the Company's Annual Report on Form 10-K that have had a material impact on its consolidated financial statements and related notes.
Accounts Receivable and Allowance for Credit Losses
The Company records a receivable when an unconditional right to consideration exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. If revenue recognized on a contract exceeds the billings, then the Company records an unbilled receivable for that excess amount, which is included as part of accounts receivable, net in the Company’s condensed consolidated balance sheets.
The Company is exposed to credit losses primarily through the sales of subscriptions and services, which are recorded as accounts receivable, inclusive of unbilled receivables. The Company performs initial and ongoing evaluations of its customers' financial position and generally extends credit without collateral. Accounts receivable are recorded at amortized cost, net of an allowance for credit losses, and do not bear interest.
The allowance for credit losses represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including past collection experience, credit quality of the customer, current aging of the receivable balance, current economic conditions, reasonable and supportable forecasts, as well as specific circumstances arising with individual customers. Judgment is required in assessing these factors. Due to the short-term nature of the Company’s accounts receivable, forecasts have limited relevance to the Company’s expected credit loss estimates. Accounts receivable are written off against the allowance when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable. The Company’s estimates of the allowance for credit losses may not be indicative of the Company’s actual credit losses requiring additional charges to be incurred to reflect the actual amount collected.
Recently Adopted Accounting Pronouncements
Goodwill Impairment:  In January 2017, the FASB issued ASU No. 2017-4, Intangibles— Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard will simplify the measurement of goodwill impairment by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted ASU No. 2017-4 on May 1, 2020. The Company's adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
Fair Value Measurements:  In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU No. 2018-13 on May 1, 2020. The Company's adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
Intangible Assets:  In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The Company adopted ASU No. 2018-15 on May 1, 2020 and applied it prospectively to implementation costs incurred after the date of adoption. The Company’s adoption of this ASU had no material impact on the Company's condensed consolidated financial statements.
Credit Losses:  In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-4, and ASU No. 2019-5. The standard and related amendments modify the accounting for credit losses for most financial assets and requires an entity to utilize a new impairment model known as current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized costs basis of the financial asset, presents the amount expected to be collected on the financial asset. Additionally, ASU No. 2016-13 amends the current available-for-sale security impairment model for debt securities held for investment. The new model will require an estimate of expected credit losses when the fair value is below the amortized cost of the asset. The credit-related impairment (and subsequent recoveries) are recognized as an allowance on the balance sheet with a corresponding adjustment to the income statement. Non-credit related losses will continue to be recognized through OCI. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted ASU No. 2016-13 on May 1, 2020. The Company's adoption of this ASU resulted in a $0.4 million reduction to accumulated deficit.
New Accounting Pronouncements Not Yet Adopted
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

3.Revenue and Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended July 31,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue
Self-managed subscription	$88,715	69%	$64,812	72%
License	14,879	12%	9,907	11%
Subscription	73,836	57%	54,905	61%
SaaS	32,627	25%	17,578	20%
Total subscription revenue	121,342	94%	82,390	92%
Professional services	7,528	6%	7,320	8%
Total revenue	$128,870	100%	$89,710	100%
Remaining Performance Obligations
As of July 31, 2020, the Company had $576.4 million of remaining performance obligations, which is composed of product and services revenue not yet delivered. As of July 31, 2020, the Company expects to recognize approximately 84% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

4.Fair Value Measurements
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

The following table summarizes assets that are measured at fair value on a recurring basis as of July 31, 2020 and April 30, 2020 (in thousands):

July 31, 2020	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$197,314	—	—	$197,314

April 30, 2020	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$197,314	—	—	$197,314
Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.

5.Acquisitions
Fiscal Year Ended April 30, 2020
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
The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their respective fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q. The Company continues to collect information with regards to its estimates and assumptions, including potential liabilities, contingencies, and the allocation of the purchase price. The Company will record adjustments to the fair value of the net assets acquired, liabilities assumed and goodwill within the measurement period, if necessary. No adjustments were made during the three months ended July 31, 2020.
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
The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$2,220
Restricted cash	40
Accounts receivable	2,661
Prepaid and other current assets	549
Operating lease right-of-use assets	4,363
Property and equipment	503
Intangible assets	53,800
Other assets	58
Goodwill	178,764
Accounts payable	(1,112)
Accrued expenses and other current liabilities	(3,035)
Accrued compensation and benefits	(5,042)
Operating lease liabilities, current	(981)
Deferred revenue, current	(3,532)
Deferred revenue, non-current	(2,661)
Operating lease liabilities, non-current	(3,551)
Other liabilities, non-current	(8,771)
Total purchase consideration	$214,273
Identifiable intangible assets include (in thousands):

	Total	Estimated life (in years)
Developed technology	$32,700	5
Customer relationships	19,200	4
Trade name	1,900	4
Total intangible assets	$53,800
Developed technology consists of software products and security platform developed by Endgame. Customer relationships consists of contracts with platform users that purchase Endgame’s products and services that carry distinct value. Trade names represent the Company’s right to the Endgame trade names and associated design, as it exists as of the acquisition date.
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
Endgame has been included in the Company’s consolidated results of operations since the acquisition date. Endgame’s results were immaterial to the Company’s consolidated results for the three months ended July 31, 2020.
The following unaudited pro forma condensed consolidated financial information gives effect to the acquisition of Endgame as if it were consummated on May 1, 2018, including pro forma adjustments related to the valuation and allocation of the purchase price, primarily amortization of acquired intangible assets and deferred revenue fair value adjustments; share-

based compensation expense; alignment of accounting policies; the impact of applying ASC Topic 606, Revenue From Contracts With Customers, to Endgame’s historical financial statements; and direct transaction costs reflected in the historical financial statements. This data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on May 1, 2018. It should not be taken as representative of future results of operations of the combined company.

Three Months Ended July 31, 2019

Pro forma revenue (1)	$95,404
Pro forma net loss (1)	$(48,354)
(1) As if the acquisition of Endgame were consummated on May 1, 2018.

6.Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of July 31, 2020	As of April 30, 2020
Prepaid hosting costs	$11,805	$12,228
Deposits	2,030	1,857
Prepaid software subscription costs	4,406	3,104
Prepaid taxes	3,387	3,612
Prepaid value added taxes	5,896	5,167
Other	6,734	6,655
Total prepaid expenses and other current assets	$34,258	$32,623
 Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)			As of July 31, 2020	As of April 30, 2020
Leasehold improvements	Lesser of estimated useful life or remaining lease term			$7,182	$8,405
Computer hardware and software		3		5,816	5,687
Furniture and fixtures	3	-	5	4,897	5,072
Assets under construction				2,371	1,661
Total property and equipment				20,266	20,825
Less: accumulated depreciation				(12,361)	(13,065)
Property and equipment, net				$7,905	$7,760
Depreciation expense related to property and equipment was $0.7 million and $0.6 million for the three months ended July 31, 2020 and 2019, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of July 31, 2020 and April 30, 2020 (in thousands):

July 31, 2020	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$14,670	$30,160	3.9
Customer relationships	19,598	4,361	15,237	3.2
Trade names	2,872	1,366	1,506	3.1
Total	$67,300	$20,397	$46,903	3.6

April 30, 2020	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$12,412	$32,418	4.1
Trade names	19,598	3,210	16,388	3.4
Customer relationships	2,872	1,223	1,649	3.4
Total	$67,300	$16,845	$50,455	3.9
Amortization expense for the intangible assets for the three months ended July 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended July 31,
	2020	2019
Cost of revenue—cost of license—self-managed	$346	$97
Cost of revenue—cost of subscription—self-managed and SaaS	1,763	536
Sales and marketing	1,441	29
Total amortization of acquired intangible assets	$3,550	$662
The expected future amortization expense related to the intangible assets as of July 31, 2020 was as follows (in thousands, by fiscal year):

Remainder of 2021	$10,617
2022	12,947
2023	11,890
2024	8,715
2025	2,734
Total	$46,903
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2020	$197,877
Foreign currency translation adjustment	536
Balance as of July 31, 2020	$198,413
There was no impairment of goodwill during the three months ended July 31, 2020 and 2019.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of July 31, 2020	As of April 30, 2020
Accrued expenses	$8,835	$10,864
Value added taxes payable	4,770	7,230
Income taxes payable	151	—
Other	4,077	4,116
Total accrued expenses and other liabilities	$17,833	$22,210

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31, 2020	As of April 30, 2020
Accrued vacation	$20,301	$17,971
Accrued commissions	8,701	16,259
Accrued payroll taxes and withholding taxes	7,541	7,588
Other	6,373	6,591
Total accrued compensation and benefits	$42,916	$48,409
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
The following table provides information about unbilled accounts receivable, deferred contract acquisition costs and deferred revenue from contracts with customers (in thousands):

	As of July 31, 2020	As of April 30, 2020
Unbilled accounts receivable, included in accounts receivable, net	$3,197	$2,622
Deferred contract acquisition costs	$52,440	$43,549
Deferred revenue	$277,511	$259,702
Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Three Months Ended July 31,
	2020	2019
Beginning balance	$2,622	$1,710
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(2,622)	(1,710)
Revenue recognized during the period in excess of invoices issued	3,197	1,947
Ending balance	$3,197	$1,947

	Deferred Revenue
	Three Months Ended July 31,
	2020	2019
Beginning balance	$259,702	$170,666
Increases due to invoices issued, excluding amounts recognized as revenue during the period	98,632	62,588
Amounts transferred to deferred revenue from accrued expenses and other liabilities upon entering into contracts with customers, net of revenue recognized during the period	5,424	—
Revenue recognized that was included in deferred revenue balance at beginning of period	(86,247)	(63,486)
Ending balance	$277,511	$169,768
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
Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates in proportion to their respective contract values. Accordingly, commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid related to renewal contracts are amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Deferred contract acquisition costs are expensed commensurate with the pattern of revenue recognition as performance obligations are satisfied. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.
The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the three months ended July 31, 2020.
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,
	2020	2019
Beginning balance	$43,549	$26,150
Capitalization of contract acquisition costs	17,904	5,347
Amortization of deferred contract acquisition costs	(9,013)	(6,723)
Ending balance	$52,440	$24,774
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

Balance at April 30, 2020	$1,247
Cumulative-effect adjustment from adoption of ASU 2016-13	(367)
Provision	564
Write-offs	(147)
Balance at July 31, 2020	$1,297

7.Commitments and Contingencies
Cloud Hosting Commitments
During the three months ended July 31, 2020, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2020.
Letters of Credit
The Company had a total of $2.2 million in letters of credit outstanding in favor of certain landlords for office space as of July 31, 2020.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of July 31, 2020.

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

8.Leases
The Company’s leases are composed of corporate office spaces under non-cancelable operating lease agreements that expire at various dates through 2025. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended July 31,
	2020	2019
Operating lease cost	$2,112	$1,779
Short-term lease cost	631	672
Variable lease cost	354	119
Total lease cost	$3,097	$2,570

Lease term and discount rate information are summarized as follows:

As of July 31, 2020
Weighted average remaining lease term (years)	4.59
Weighted average discount rate	5.07%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of July 31, 2020 were as follows (in thousands):

Years Ending April 30,
2021 (remaining nine months)	$6,609
2022	8,281
2023	8,195
2024	7,203
2025	5,875
Thereafter	2,803
Total minimum lease payments	38,966
Less imputed interest	(4,730)
Present value of future minimum lease payments	34,236
Less current lease liabilities	(7,718)
Operating lease liabilities, non-current	$26,518

9.Ordinary Shares
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through July 31, 2020.
Ordinary Shares Reserved for Issuance
The Company had reserved shares of ordinary shares for issuance as follows:

	As of July 31, 2020	As of April 30, 2020
Stock options issued and outstanding	12,444,569	15,260,506
RSUs issued and outstanding	2,578,102	2,472,092
Remaining shares available for future issuance under the 2012 Plan	16,433,458	12,461,850
Total ordinary shares reserved	31,456,129	30,194,448
Convertible Preference Shares
The Company's board of directors has the authority, without further action by the Company's shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2020, there were no convertible preference shares issued or outstanding.

10.Equity Incentive Plans
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
The equity awards available for grant for the periods presented were as follows:

Three Months Ended July 31, 2020
Available at beginning of period	12,461,850
Awards authorized	4,142,849
Stock options cancelled	160,144
RSUs granted	(401,360)
RSUs cancelled	69,975
Available at end of period	16,433,458

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
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2020	15,260,506	$14.17	7.27	$767,795
Stock options exercised	(2,655,292)	$11.10
Stock options cancelled	(160,144)	$14.87
Stock options assumed in acquisition cancelled	(501)	$74.57
Balance as of July 31, 2020	12,444,569	$14.81	7.03	$1,012,770
Exercisable as of July 31, 2020	6,359,419	$11.77	6.70	$536,864

Stock options exercisable include 295,693 stock options that were unvested as of July 31, 2020.
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. No options were granted in the three months ended July 31, 2020.
As of July 31, 2020, the Company had unrecognized stock-based compensation expense of $46.1 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.97 years.
RSUs
During the three months ended July 31, 2020, the Company granted 401,360 RSUs at a weighted average grant date fair value of $82.19 per unit.
Stock-based compensation expense related to RSUs for the three months ended July 31, 2020 was $11.5 million. As of July 31, 2020, the Company had unrecognized stock-based compensation expense of $161.0 million related to equity settled RSUs that the Company expects to recognize over a weighted-average period of 3.34 years. As of July 31, 2020, the Company had a liability of $3.9 million related to the cash settled RSUs recorded in accrued compensation and benefits on the condensed consolidated balance sheet.
The following table summarizes RSU activity for the 2012 Plan:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2020	2,472,092	$66.78
RSUs granted	401,360	$82.19
RSUs released	(225,375)	$69.82
RSUs cancelled	(69,975)	$69.35
Outstanding and unvested at July 31, 2020	2,578,102	$68.84

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,
	2020	2019
Cost of revenue—cost of subscription—self-managed and SaaS	$1,366	$915
Cost of revenue—professional services	952	561
Research and development	7,130	4,961
Sales and marketing	6,192	4,308
General and administrative	2,951	2,026
Total stock-based compensation expense	$18,591	$12,771

11.Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended July 31,
	2020	2019
Numerator:
Net loss	$(19,001)	$(41,769)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	84,175,287	74,643,782
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.23)	$(0.56)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended July 31,
	2020	2019
Stock options	12,446,757	20,279,871
Equity settled RSUs	2,476,396	872,696
Shares subject to repurchase	—	140,591
Contingently issuable shares	235,031	—
Total	15,158,184	21,293,158

12.Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $0.4 million for both the three months ended July 31, 2020, and 2019 and was primarily related to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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

13.Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $2.8 million and $1.9 million of expense related to the 401(k) Plan during the three months ended July 31, 2020 and 2019, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $1.1 million and $0.8 million of expense during the three months ended July 31, 2020 and 2019, respectively.

14.Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended July 31,
	2020	2019
United States	$71,794	$48,962
Rest of world	57,076	40,748
Total revenue	$128,870	$89,710
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of July 31, 2020	As of April 30, 2020
United States	$29,172	$30,373
United Kingdom	6,066	5,854
The Netherlands	3,519	3,529
Rest of world	697	787
Total long-lived assets	$39,454	$40,543

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2020. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year end is April 30, and our fiscal quarters end on July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2020 is referred to as fiscal 2020 and our fiscal year ending April 30, 2021 is referred to as fiscal 2021.

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
We generate revenue primarily from sales of subscriptions for our software. We offer various paid subscription tiers that provide different levels of access to proprietary features and support. We do not sell support separately. Our subscription agreements for self-managed deployments typically have terms of one to three years and we usually bill for them annually in advance. Elastic Cloud customers may purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration. Subscriptions accounted for 94% and 92% of total revenue in the three months ended July 31, 2020 and 2019, respectively. We also generate revenue from consulting and training services.
We had over 12,100 customers as of July 31, 2020 compared to over 8,800 as of July 31, 2019. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. All affiliated entities are typically counted as a single customer. The annual contract value (“ACV”) of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV. The number of customers who represented greater than $100,000 in ACV was over 630 as of July 31, 2020 compared to over 475 as of July 31, 2019.
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
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 1,962 employees as of July 31, 2020.
COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, impact on our customers and our sales cycles, impact on our customer, employee or industry events, effect on our vendors, and the uneven impact of the COVID-19 pandemic to certain industries, all of which continue to remain uncertain and cannot be predicted.
The continuing COVID-19 pandemic has resulted in a global slowdown of economic activity and its impact has varied significantly across different industries with certain industries experiencing increased demand for their products and services, while others have struggled to maintain demand for their products and services consistent with historical levels. There have been delays in purchasing decisions from existing and prospective customers, longer sales cycles, delayed implementation of professional services, reduced renewals of subscriptions by existing customers, and changes in approaches to creating sales pipeline in the absence of in-person marketing events, resulting in headwinds for calculated billings and our Net Expansion Rate.
Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce or accelerate their digital transformation efforts, we believe the value of our solutions is becoming even more evident. In addition, we have benefited from lower spending on travel due to COVID-19 travel restrictions and from holding events virtually, and we expect lower travel costs to continue in the near-term.
In response to the COVID-19 pandemic and in an effort to focus on maintaining business continuity and preparing for the future and long-term success of our business, we have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including modifying our business practices, such as suspending employee travel, adapting employee work locations, and holding events and trainings virtually. Further, we also temporarily reduced the pace of our investments in our business in response to the COVID-19 pandemic, but intend to increase our investments in our business over the remainder of fiscal 2021. We continue to monitor the major impacts of the COVID-19 pandemic and make changes in our business as appropriate, in response to such impacts. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional risks.

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
An indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the ACV of customers that have entered into annual subscription agreements. To calculate an expansion rate as of the end of a given month, we start with the ACV from all such customers as of twelve months prior to that month end, or Prior Period Value. We then calculate the ACV from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. We believe that our Net Expansion Rate provides useful information about the evolution of our business’ existing customers. The Net Expansion Rate includes the dollar-weighted value of our subscriptions that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate continued to be over 130% for the quarter ended July 31, 2020.
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
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of SaaS products that includes Elasticsearch Service, Site Search Service, and App Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for SaaS deployment alternatives with reduced administrative burdens. In some cases, open source users that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. Elastic Cloud contributed 25% and 20% to our total revenue for the three months ended July 31, 2020 and 2019, respectively. We believe that offering a SaaS deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting and managing costs.

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

Professional services.    Professional services is composed of consulting services as well as public and private training. Consulting services are generally time-based arrangements. Revenue for professional services is recognized as these services are performed.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal, state and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, and non-deductible stock-based compensation.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars:

	Three months ended July 31,
	2020	2019

	(in thousands)
Revenue
License - self-managed	$14,879	$9,907
Subscription - self-managed and SaaS	106,463	72,483
Total subscription revenue	121,342	82,390
Professional services	7,528	7,320
Total revenue	128,870	89,710
Cost of revenue (1)(2)(3)
Cost of license - self-managed	346	97
Cost of subscription - self-managed and SaaS	25,890	17,895
Total cost of revenue - subscription	26,236	17,992
Cost of professional services	8,595	8,259
Total cost of revenue	34,831	26,251
Gross profit	94,039	63,459
Operating expenses(1)(2)(3)(4)
Research and development	45,678	35,182
Sales and marketing	56,151	52,011
General and administrative	21,729	18,568
Total operating expenses	123,558	105,761
Operating loss (1)(2)(3)(4)	(29,519)	(42,302)
Other income, net	10,885	931
Loss before income taxes	(18,634)	(41,371)
Provision for income taxes	367	398
Net loss	$(19,001)	$(41,769)
(1) Includes stock-based compensation expense as follows:

	Three months ended July 31,
	2020	2019

	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$1,366	$915
Cost of professional services	952	561
Research and development	7,130	4,961
Sales and marketing	6,192	4,308
General and administrative	2,951	2,026
Total stock-based compensation expense	$18,591	$12,771

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three months ended July 31,
	2020	2019

	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$143	$134
Cost of professional services	77	34
Research and development	994	760
Sales and marketing	1,157	594
General and administrative	737	607
Total employer payroll taxes on employee stock-based transactions	$3,108	$2,129
(3) Includes amortization of acquired intangible assets as follows:

	Three months ended July 31,
	2020	2019

	(in thousands)
Cost of Revenue
Cost of license - self-managed	$346	$97
Cost of subscription - self-managed and SaaS	1,763	536
Sales and marketing	1,441	29
Total amortization of acquired intangibles	$3,550	$662
(4) Includes acquisition-related expenses as follows:

	Three months ended July 31,
	2020	2019

	(in thousands)
Research and development	$—	$34
General and administrative	—	2,438
Total acquisition-related expenses	$—	$2,472

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three months ended July 31,
	2020	2019
Revenue
License - self-managed	11%	11%
Subscription - self-managed and SaaS	83%	81%
Total subscription revenue	94%	92%
Professional services	6%	8%
Total revenue	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%
Cost of subscription - self-managed and SaaS	20%	20%
Total cost of revenue - subscription	20%	20%
Cost of professional services	7%	9%
Total cost of revenue	27%	29%
Gross profit	73%	71%
Operating expenses(1)(2)(3)(4)
Research and development	35%	39%
Sales and marketing	44%	58%
General and administrative	17%	20%
Total operating expenses	96%	117%
Operating loss (1)(2)(3)(4)	(23)%	(46)%
Other income, net	9%	1%
Loss before income taxes	(14)%	(47)%
Provision for income taxes	1%	0%
Net loss	(15)%	(47)%
(1) Includes stock-based compensation expense as follows:

	Three months ended July 31,
	2020	2019
Cost of Revenue
Cost of subscription - self managed and SaaS	1%	1%
Cost of professional services	1%	1%
Research and development	5%	6%
Sales and marketing	5%	5%
General and administrative	2%	2%
Total stock-based compensation expense	14%	15%
 (2) Includes employer payroll taxes on employee stock transactions as follows:

	Three months ended July 31,
	2020	2019
Cost of Revenue
Cost of subscription - self managed and SaaS	0%	0%
Cost of professional services	0%	0%
Research and development	1%	1%
Sales and marketing	1%	1%
General and administrative	0%	1%
Total employer payroll taxes on employee stock-based transactions	2%	3%

(3) Includes amortization of acquired intangible assets as follows:

	Three months ended July 31,
	2020	2019
Cost of Revenue
Cost of license - self-managed	0%	0%
Cost of subscription - self-managed and SaaS	2%	1%
Sales and marketing	1%	0%
Total amortization of acquired intangibles	3%	1%
 (4) Includes acquisition-related expenses as follows:

	Three months ended July 31,
	2020	2019
Research and development	0%	0%
General and administrative	0%	3%
Total acquisition-related expenses	0%	3%
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

	Three months ended July 31,
	2020	2019

	(dollars in thousands)
Gross profit	$94,039	$63,459
Stock-based compensation expense	2,318	1,476
Employer payroll taxes on employee stock transactions	220	168
Amortization of acquired intangibles	2,109	633
Non-GAAP gross profit	$98,686	$65,736
Gross margin	73%	71%
Non-GAAP gross margin (non-GAAP gross profit as a percentage of revenue)	77%	73%
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

	Three months ended July 31,
	2020	2019

	(dollars in thousands)
Operating loss	$(29,519)	$(42,302)
Stock-based compensation expense	18,591	12,771
Employer payroll taxes on employee stock transactions	3,108	2,129
Amortization of acquired intangibles	3,550	662
Acquisition-related expenses	—	2,472
Non-GAAP loss from operations	$(4,270)	$(24,268)
Operating margin	(23)%	(47)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(3)%	(27)%
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we define as net cash (used in) provided by operating activities less purchases of property and equipment. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment, can be used for strategic initiatives, including investing in our business and selectively pursuing acquisitions and strategic investments. We further believe that historical and future trends in free cash flow and free cash flow margin, even if negative, provide useful information about the amount of cash provided by (used in) our operating activities that is available (or not available) to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three months ended July 31,
	2020	2019

	(dollars in thousands)
Net cash provided by (used in) operating activities	$21,998	$(1,694)
Purchases of property and equipment	(379)	(1,585)
Free cash flow	$21,619	$(3,279)
Net cash used in investing activities	$(379)	$(1,585)
Net cash provided by financing activities	$29,252	$20,083
Net cash provided by (used in) operating activities (as a percentage of total revenue)	17%	(2)%
Less: Purchases of property and equipment (as a percentage of total revenue)	—%	(2)%
Free cash flow margin	17%	(4)%
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
The following table presents our calculated billings for the periods presented and a reconciliation of calculated billings to total revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Three months ended July 31,
	2020	2019

	(in thousands)
Total revenue	$128,870	$89,710
Add: Increase (decrease) in total deferred revenue	1,731	(33)
Less: Increase in unbilled accounts receivable	(575)	(237)
Calculated billings	$130,026	$89,440
 Calculated billings increased 45% for the three months ended July 31, 2020 over the three months ended July 31, 2019. As calculated billings continue to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by quarterly fluctuations and seasonality based on the timing of entering into new agreements with customers, the timing of renewals, and the mix between annual and monthly contracts entered in each reporting period. Foreign exchange rate movements may also impact calculated billings.

Comparison of Three Months Ended July 31, 2020 and 2019
Revenue

	Three months ended July 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Revenue
License - self-managed	$14,879	$9,907	$4,972	50%
Subscription - self-managed and SaaS	106,463	72,483	33,980	47%
Total subscription revenue	121,342	82,390	38,952	47%
Professional services	7,528	7,320	208	3%
Total revenue	$128,870	$89,710	$39,160	44%
Total revenue increased by $39.2 million, or 44%, in the three months ended July 31, 2020, compared to the same period of the prior year.

Total subscription revenue increased $39.0 million, or 47%, in the three months ended July 31, 2020 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 12,100 customers compared to over 8,800 customers in the same period of the prior year.
Professional services revenue increased by $0.2 million, or 3%, in the three months ended July 31, 2020, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings, however growth slowed in the three months ended July 31, 2020 as some services projects were delayed due to the effects of the COVID-19 pandemic.
Cost of Revenue and Gross Margin

	Three months ended July 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$346	$97	$249	257%
Cost of subscription - self-managed and SaaS	25,890	17,895	7,995	45%
Total cost of revenue - subscription	26,236	17,992	8,244	46%
Cost of professional services	8,595	8,259	336	4%
Total cost of revenue	$34,831	$26,251	$8,580	33%
Gross profit	$94,039	$63,459	$30,580	48%
Gross margin:
License - self-managed	98%	99%
Subscriptions - self-managed and SaaS	76%	75%
Total subscription margin	78%	78%
Professional services	(14)%	(13)%
Total gross margin	73%	71%
Total cost of subscription revenue increased by $8.2 million, or 46%, in the three months ended July 31, 2020 compared to the same period of the prior year. This increase was primarily due to an increase of $5.4 million in cloud hosting costs, an increase of $1.6 million in personnel and related costs and an increase of $1.2 million in amortization of acquired intangible assets.
Total subscription margin remained flat at 78% for the three months ended July 31, 2020 compared to the three months ended July 31, 2019.
Cost of professional services revenue increased by $0.3 million, or 4%, in the three months ended July 31, 2020 compared to the same period of the prior year. This increase was primarily due to an increase of $1.8 million in personnel and related costs, including an increase of $1.3 million in salaries and related taxes and $0.4 million in stock-based compensation, due to growth in headcount. This was partially offset by a decrease of $1.2 million in travel costs due to COVID-19 travel restrictions.
Gross margin for professional services revenue was (14)% in the three months ended July 31, 2020 compared to (13)% the three months ended July 31, 2019. The decline in margin is in part attributable to delayed services projects due to the COVID-19 pandemic. In recent periods, we have invested in headcount for our professional services organization that we believe will be needed as we continue to grow. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Three months ended July 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Research and development	$45,678	$35,182	$10,496	30%

Research and development expense increased by $10.5 million, or 30%, in the three months ended July 31, 2020 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $10.9 million and software and equipment expense increased $1.0 million primarily as a result of growth in headcount. Cloud hosting costs incurred in development also increased $0.7 million. These were partially offset by a decrease in travel expenses of $2.4 million due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs includes an increase of $7.3 million in salaries and related taxes and an increase of $2.2 million in stock-based compensation expense.
Sales and marketing

	Three months ended July 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Sales and marketing	$56,151	$52,011	$4,140	8%
Sales and marketing expense increased by $4.1 million, or 8%, in the three months ended July 31, 2020 compared to the same period of the prior year. This increase was primarily due to an increase of $7.8 million in personnel and related costs as we continued to increase our sales and marketing headcount. In addition, amortization of acquired intangible assets increased by $1.4 million and marketing expenses increased $0.7 million. These were partially offset by a decrease of $5.8 million in travel expenses due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs includes an increase of $3.3 million in salaries and related taxes, an increase of $1.9 million in stock-compensation expense costs and an increase of $1.5 million in commissions expense related to the amortization of contract acquisition costs.
General and administrative

	Three months ended July 31,		Change
	2020	2019	$	%

	(dollars in thousands)
General and administrative	$21,729	$18,568	$3,161	17%
General and administrative expense increased by $3.2 million, or 17%, in the three months ended July 31, 2020 compared to the same period of the prior year. As a result of our continued investment in headcount, personnel and related costs increased by $4.7 million and rent expense increased $0.3 million. This was partially offset by a decrease in travel expenses of $1.4 million due to COVID-19 travel restrictions and holding events virtually and a decrease of legal and professional advisory expenses of $0.9 million. The increase in personnel and related costs includes an increase of $3.1 million in salaries and related taxes and an increase of $0.9 million in stock-based compensation expense.
Other Income, Net

	Three months ended July 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Other income, net	$10,885	$931	$9,954	1,069%
Other income, net was $10.9 million in the three months ended July 31, 2020 compared to other income, net of $0.9 million in the same period of the prior year. This increase was primarily due to a net unrealized foreign currency gain of $10.1 million in the three months ended July 31, 2020, relating to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The foreign currency gains were partially offset by a decrease of $1.4 million in interest income.
Provision for Income Taxes

	Three months ended July 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Provision for income taxes	$367	$398	$(31)	(8)%
The provision for income taxes remained flat at $0.4 million in the three months ended July 31, 2020 compared to the same period in the prior year. Our effective tax rate was (2)% and (1)% of our net loss before taxes for the three months ended

July 31, 2020 and 2019, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions.

Liquidity and Capital Resources
Through July 31, 2020, we have financed our operations principally through sales of our equity securities, as well as payments received from customers.
As of July 31, 2020, we had cash and cash equivalents and restricted cash of $350.4 million and $2.3 million, respectively, and working capital of $180.5 million. Our restricted cash consists primarily of cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $502.9 million as of July 31, 2020. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Three months ended July 31,
	2020	2019

	(in thousands)
Net cash provided by (used in) operating activities	$21,998	$(1,694)
Net cash used in investing activities	$(379)	$(1,585)
Net cash provided by financing activities	$29,252	$20,083
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the three months ended July 31, 2020 was $22.0 million, which resulted from a net loss of $19.0 million adjusted for non-cash charges of $23.1 million and net cash inflow of $17.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.6 million for stock-based compensation expense, $9.0 million for amortization of deferred contract acquisition costs, $4.3 million of depreciation and intangible asset amortization expense and $1.7 million in non-cash operating lease costs which were partially offset by a non-cash net unrealized foreign currency exchange gain of $10.1 million and a decrease in deferred income taxes of $0.4 million. The net cash inflow from changes in operating assets and liabilities was the result of a $45.2 million decrease in accounts receivable, $1.7 million increase in deferred revenue and a decrease of $2.0 million in prepaid expenses and other assets. These inflows were partially offset by a net decrease of $12.9 million in accounts payable, accrued expenses, accrued compensation and benefits, an increase in deferred contract acquisition costs of $16.5 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions and a $1.7 million increase in operating lease liabilities.
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
Net Cash Used in Investing Activities
Net cash used in investing activities during the three months ended July 31, 2020 was $0.4 million due to capital expenditures during the period.
Net cash used in investing activities during the three months ended July 31, 2019 was $1.6 million due to capital expenditures during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the three months ended July 31, 2020 was $29.3 million due to proceeds from option exercises during the period.
Net cash provided by financing activities during the three months ended July 31, 2019 was $20.1 million due to proceeds from option exercises during the period.
Off Balance Sheet Arrangements
We did not have during the periods presented and we do not currently have any off balance sheet financing arrangements or any relationships with any unconsolidated entities or financial partnerships, including entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. There have been no material changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended April 30, 2020.
Recently Issued Accounting Pronouncements
Refer to Note 2 of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and new accounting pronouncements not yet adopted as of the date of this report.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $352.7 million as of July 31, 2020. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on our operating results to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally.
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our net loss. As a component of other income, net, we recognized a net realized and unrealized foreign currency exchange gain of $10.8 million in the three months ended July 31, 2020 and a net realized and unrealized foreign currency exchange loss of $0.5 million in the three months ended July 31, 2019.
As of July 31, 2020, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would have an impact of approximately $6.3 million on our cash, cash equivalents, and restricted cash balances.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations in the three months ended July 31, 2020, because our sales and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information called for by this Item is incorporated herein by reference to Note 7 of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Risks Related to the Business
The ongoing COVID-19 pandemic could harm our business and results of operations.
The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The spread of the COVID-19 pandemic has caused us to modify our business practices (including suspending employee travel, adapting employee work locations, and holding events and trainings virtually), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which COVID-19 and our precautionary measures may impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. It has been and, until the COVID-19 pandemic is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results. The magnitude and duration of the disruption and resulting decline in business activity remains uncertain and could negatively impact our sales and marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to deliver professional services, our ability to recruit employees across the organization which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges, any of which could harm our business. Additionally, as we begin to re-open certain of our offices where local authorities have indicated it is safe to do so, our efforts to re-open them safely may not be successful, could expose our personnel to health risks and could involve additional costs that may adversely affect our business.
In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers, channel partners and government entities for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Further, the impact of the COVID-19 pandemic has varied significantly across different industries with certain industries experiencing increased demand for their products and services as the needs of the economy shift, while others have struggled to maintain demand for their products and services consistent with historical levels. Because we have a limited history in understanding these impacts, our ability to adapt our sales and marketing initiatives to such changes may be uncertain and our ability to forecast rates of customer retention and expansion may be negatively impacted.
Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, or increased unemployment that has occurred or may occur in the future. There has been increased scrutiny of business (including technology) spending by our customers and prospective customers, particularly in industries most impacted by the COVID-19 pandemic, longer sales cycles, as well as reduced demand for our solutions, customers failing to pay us under the terms of our agreements, increased cyber threats, lower renewal rates by our customers and increased competition, all of which could result in a material adverse impact on our business operations and financial condition.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 12,100 as of July 31, 2020. As a result of the COVID-19 pandemic, the number of customers may fluctuate. Further, in light of the ongoing uncertainty related to the COVID-19 pandemic, we continue to take steps to moderate the pace of hiring. The growth and expansion of our business and offerings places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
We have incurred losses in all years since our incorporation. We incurred a net loss of $19.0 million in the three months ended July 31, 2020 and $167.2 million, $102.3 million and $52.7 million in the years ended April 30, 2020, 2019 and 2018, respectively. As a result, we had an accumulated deficit of $502.9 million as of July 31, 2020. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. We have, however, experienced in the quarter ended July 31, 2020 and may continue to experience net decreases in certain operating expenses as a result of the COVID-19 pandemic due to a decrease in travel and related expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of the COVID-19 pandemic, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, warfare, infectious diseases and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, the COVID-19 pandemic has curtailed business spending by our customers, resulted in business disruptions for us and/or our customers, restricted travel to customer sites or result in a quarantine of affected populations impacting our employees, partners and customers. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the U.S. and abroad may significantly impact business continuity for our partners and our customers, reduce our customers’ business operations, delay their engagement with us (including due to travel restrictions and restrictions on in-person meetings) and could thereby adversely affect our business and financial results. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations and financial condition could be adversely affected.
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
We face competition from both established and emerging competitors. Our current primary competitors generally fall into the following categories:
•For Enterprise Search (app search, site search, and workplace search): incumbent offerings such as Solr (open source offering), Lucidworks Fusion, search tools including Google Custom Search Engine (an advertisement-based site search tool with limited user controls), and workplace search tools including Coveo, Endeca (owned by Oracle) and Autonomy (owned by Micro Focus).
•For Observability (logging, metrics, APM, and uptime monitoring): software vendors with specific observability solutions to analyze logging data, metrics, APM data, or infrastructure uptime, such as Splunk, New Relic, Dynatrace, AppDynamics (owned by Cisco Systems) and Datadog.
•For Security (SIEM and endpoint security): security analytics solutions vendors such as Splunk and ArcSight SIEM (owned by Micro Focus) and endpoint security vendors such as CrowdStrike, Carbon Black (owned by VMware), McAfee and Symantec (owned by Broadcom).
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
Further, we have limited historical financial data, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
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
Additionally, the success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have bugs, errors, or other defects or deficiencies in the early stages of introduction. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers, such as our acquisition of Endgame in October 2019. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
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
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•other risk factors described in this Quarterly Report on Form 10-Q.
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
Subscription revenue accounts for the substantial majority of our revenue, comprising 94%, 92% and 91% of total revenue in the three months ended July 31, 2020 and the years ended April 30, 2020 and 2019, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.
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
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Security risks are heightened during the current COVID-19 pandemic as more individuals are working remotely and utilizing home networks for transmitting information. We and our customers also may experience increased costs associated with security measures and increased risk of suffering cyberattacks.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations. Further, our ability to attract additional qualified personnel may be impacted by the economic uncertainty and insecurity caused by the COVID-19 pandemic. We disclosed that the role and responsibilities of Kevin Kluge, our Senior Vice President of Engineering have been modified, and that we intend to commence a search for a Chief Product Officer to oversee our engineering and product functions which may take additional time in the current environment. The loss of services of any of our key personnel also increases our dependency on other key personnel who remain with us. Although we have entered into employment offer letters with our key personnel, their employment is for no specific duration and constitutes at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products.
Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer and Chairman, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. The search for a Chief Product Officer or any other senior management in the future and any search to replace the loss of any senior management may be prolonged, and we may not be able to attract a qualified candidate or replacement, as applicable, in a timely manner or at all, particularly as potential candidates may be wary to transition during the unstable economic conditions caused by the COVID-19 pandemic. Furthermore, the COVID-19 pandemic could make it more difficult to onboard, provide training to and integrate any executive officers or key employees, which could adversely affect their productivity and our business. If we are unable to mitigate these or other similar risks as we experience management turnover, our business, results of operation and financial condition may be adversely affected.
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
A portion of our revenue is generated by sales through our channel partners, especially to U.S. federal government customers and in certain international markets, and these sales may grow and represent a larger portion of our revenues in the future. We provide certain of our channel partners with specific training and programs to assist them in selling our offerings, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in marketing and selling our offerings, particularly in light of the effects of the COVID-19 pandemic. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our offerings to customers.
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
We believe our future success will depend, in part, on the growth in the adoption of Elastic Cloud, our family of SaaS products. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We believe that we must offer a family of SaaS products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. In the three months ended July 31, 2020 and the years ended April 30, 2020 and 2019, Elastic Cloud contributed 25%, 22% and 17% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, security or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. For example, Amazon Web Services provides SaaS offerings based on open source components of the Elastic Stack. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon's offerings may reduce the demand for our offerings and the pricing of Amazon's offerings may limit our ability to adjust the price of our products. If we are not able to develop, market or deliver cloud-based offerings that satisfy customer requirements technically or commercially, or if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and evolving market.
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of July 31, 2020, we had 17 issued U.S. patents, 45 pending U.S. patent applications, and 10 pending non-U.S. filings, including 2 patent cooperation treaty patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Privacy, data protection and information security have become significant issues in various jurisdictions where we offer our products. The regulatory frameworks for these issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. For example, the recently enacted California Consumer Privacy Act (the “CCPA”) provides new data privacy rights for California residents. The enforcement of the CCPA by the California Attorney General commenced July 1, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but we may be required to modify our data processing practices and policies and to incur substantial costs and expenses in connection with our compliance or the compliance of our customers or vendors. The CCPA also provides for civil penalties and a private right of action for violations, which may increase our compliance costs and potential liability. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. Many obligations under the CCPA and these other laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
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
Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the European General Data Protection Regulation (“GDPR”), became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of personal data. As compared to the previously effective data protection law in the European Union, the GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Further, following the exit of the United Kingdom (“U.K.”) from the European Union (“E.U.”), it remains unclear how the U.K. Data Protection Act, which substantially implements the GDPR in the U.K., and other U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area (“EEA”), to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission (the “SCCs”). Despite this, we may be unsuccessful in maintaining conforming means of transferring such data from the EEA, in particular as a result of continued legal and legislative activity within the EEA that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
The regulatory environment applicable to handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. In the decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. We and our customers may face EEA regulators applying different standards to certain data transfers or requiring additional steps in connection with data transfers, and may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, and may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of sentiment in the EEA regarding international data transfers and data protection obligations imposed on them. We may find it necessary to establish systems to maintain personal data originating from the EEA in the EEA, or may need to take other steps with respect to data handling and data transfers, including means to provide for local data processing, which may involve substantial expense and may require us to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law. These and the other risks described above could result in harm to our business, operating results and financial condition. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (“PCI DSS”), which relates to the processing of payment card information. In the event we or our payment processors fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers increasingly expect us to comply with more stringent privacy, data protection and information security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.
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
We may acquire other businesses which could require significant management attention, disrupt our business, or dilute shareholder value. We may be unable to integrate acquired businesses and technologies, and acquisitions could adversely affect our results of operations.
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
As of July 31, 2020, we had customers located in over 100 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of July 31, 2020, we had employees located in over 35 countries. Our current international operations involve and future initiatives will involve a variety of risks, including:
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state government, or non-U.S. government sectors until we have attained the revised certification. For example, in July 2020, we obtained certification under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) at a moderate impact level; however, such certification is costly to maintain and if we were to lose our certification in the future, it would restrict our ability to sell to government customers. Government demand and payment for our offerings may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Sales to U.S. federal government agencies, including classified contracts, are subject to complex federal regulations. Failure to comply with such regulations could result in contract terminations or other adverse consequences, including but not limited to adversely affecting our eligibility to sell to U.S. federal government agencies in the future. Additionally, we rely on certain partners to provide technical support services to certain of our government entity customers to resolve any issues relating to our products. If our partners do not effectively assist our government entity customers in deploying our products, succeed in helping our government entity customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional offerings to new and existing government entity customers would be adversely affected and our reputation could be damaged.
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
A portion of our subscriptions are generated and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly against the Euro. As a result of the COVID-19 pandemic, foreign currency exchange rates have been and could continue to be subject to increased volatility. The strengthening of the U.S. dollar increases the real cost of our offerings to our customers outside of the United States, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
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

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance. Guidance is forward-looking and represents our management’s estimates as of the date of release and is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. One of those key assumptions relates to the impact of the ongoing COVID-19 pandemic and the associated economic uncertainty on our business, which is inherently difficult to predict. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the ongoing COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our ordinary shares would decline. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our ordinary shares.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.
Our executive officers and directors together beneficially owned 25.4% of our ordinary shares outstanding as of July 31, 2020. As a result, these shareholders, acting together, will have significant influence over matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of association and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.
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
In addition, holders of an aggregate of 19,563,691 ordinary shares, based on shares outstanding as of July 31, 2020, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plan, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations has increased, and we expect will continue increasing our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.
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
Despite significant investment, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to implement or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports that we file with the SEC.
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
Based on the foregoing, there can be no assurance that U.S. investors will be able to enforce against us or members of our board of directors, officers or certain experts named herein, who are residents of the Netherlands or countries other than the United States, any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6 EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
10.1	Employment Letter between Elasticsearch, Inc. and Paul Appleby, dated as of August 10, 2020	8-K	001-38675	10.1	8/26/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

#	Annexes, schedules, and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Elastic agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date:	September 3, 2020	By:	/s/ Shay Banon
Shay Banon
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	September 3, 2020	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Financial and Accounting Officer)