Form 10-Q
period 2020-10-31
Elastic N.V.
filed 2020-12-07
CIK 1707753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2020, the registrant had 87,403,657 ordinary shares, €0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of October 31, 2020	As of April 30, 2020
Assets
Current assets:
Cash and cash equivalents	$348,986	$297,081
Restricted cash	2,325	2,308
Accounts receivable, net of allowance for credit losses of $1,505 and $1,247 as of October 31, 2020 and April 30, 2020, respectively	132,523	128,690
Deferred contract acquisition costs	28,487	19,537
Prepaid expenses and other current assets	31,805	32,623
Total current assets	544,126	480,239
Property and equipment, net	8,004	7,760
Goodwill	198,196	197,877
Operating lease right-of-use assets	30,277	32,783
Intangible assets, net	43,362	50,455
Deferred contract acquisition costs, non-current	35,996	24,012
Deferred tax assets	3,685	3,164
Other assets	3,915	7,621
Total assets	$867,561	$803,911
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,213	$11,485
Accrued expenses and other liabilities	21,824	22,210
Accrued compensation and benefits	46,975	48,409
Operating lease liabilities	7,863	7,639
Deferred revenue	262,257	231,681
Total current liabilities	348,132	321,424
Deferred revenue, non-current	46,959	28,021
Operating lease liabilities, non-current	25,032	27,827
Other liabilities, non-current	4,781	12,992
Total liabilities	424,904	390,264
Commitments and contingencies (Note 7)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2020 and April 30, 2020	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 87,204,991 and 82,856,978 shares issued and outstanding as of October 31, 2020 and April 30, 2020, respectively	908	856
Treasury stock	(369)	(369)
Additional paid-in capital	986,075	898,788
Accumulated other comprehensive loss	(11,914)	(1,377)
Accumulated deficit	(532,043)	(484,251)
Total shareholders’ equity	442,657	413,647
Total liabilities and shareholders’ equity	$867,561	$803,911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenue
License - self-managed	$15,514	$12,272	$30,393	$22,179
Subscription - self-managed and SaaS	118,695	79,407	225,158	151,890
Total subscription revenue	134,209	91,679	255,551	174,069
Professional services	10,685	9,427	18,213	16,747
Total revenue	144,894	101,106	273,764	190,816
Cost of revenue
Cost of license - self-managed	347	158	693	255
Cost of subscription - self-managed and SaaS	29,148	19,741	55,038	37,636
Total cost of revenue - subscription	29,495	19,899	55,731	37,891
Cost of professional services	8,953	8,862	17,548	17,121
Total cost of revenue	38,448	28,761	73,279	55,012
Gross profit	106,446	72,345	200,485	135,804
Operating expenses
Research and development	46,688	38,478	92,366	73,660
Sales and marketing	64,474	54,020	120,625	106,031
General and administrative	23,705	31,808	45,434	50,376
Total operating expenses	134,867	124,306	258,425	230,067
Operating loss	(28,421)	(51,961)	(57,940)	(94,263)
Other income (expense), net	(84)	1,684	10,801	2,615
Loss before income taxes	(28,505)	(50,277)	(47,139)	(91,648)
Provision for (benefit from) income taxes	653	(304)	1,020	94
Net loss	$(29,158)	$(49,973)	$(48,159)	$(91,742)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.34)	$(0.64)	$(0.56)	$(1.20)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	86,373,166	77,772,406	85,275,474	76,202,865
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(29,158)	$(49,973)	$(48,159)	$(91,742)
Other comprehensive loss:
Foreign currency translation adjustments	(479)	(1,433)	(10,537)	(1,051)
Other comprehensive loss	(479)	(1,433)	(10,537)	(1,051)
Total comprehensive loss	$(29,637)	$(51,406)	$(58,696)	$(92,793)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at July 31, 2020	85,737,645	$890	$(369)	$946,178	$(11,435)	$(502,885)	$432,379
Issuance of ordinary shares upon exercise of stock options	1,379,823	16	—	15,962	—	—	15,978
Issuance of ordinary shares upon release of restricted stock units	87,523	2	—	(2)	—	—	—
Stock-based compensation	—	—	—	21,235	—	—	21,235
Reclassification of liability-classified awards	—	—	—	2,702	—	—	2,702
Net loss	—	—	—	—	—	(29,158)	(29,158)
Foreign currency translation	—	—	—	—	(479)	—	(479)
Balances at October 31, 2020	87,204,991	$908	$(369)	$986,075	$(11,914)	$(532,043)	$442,657

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at July 31, 2019	76,259,361	$782	$(369)	$614,532	$(1,049)	$(358,846)	$255,050
Issuance of ordinary shares upon exercise of stock options	1,936,335	23	—	19,433	—	—	19,456
Issuance of ordinary shares upon release of restricted stock units	3,037	1	—	—	—	—	1
Ordinary shares issued in connection with the acquisition of Endgame	1,983,663	21	—	167,316	—	—	167,337
Ordinary shares issued in connection with the acquisition of Endgame held in escrow	235,031	2	—	19,824	—	—	19,826
Assumption of stock option plan as consideration for acquisition of Endgame	—	—	—	9,309	—	—	9,309
Repurchase of unvested RSAs	(4,585)	—	—	—	—	—	—
Stock-based compensation	—	—	—	13,583	—	—	13,583
Net loss	—	—	—	—	—	(49,973)	(49,973)
Foreign currency translation	—	—	—	—	(1,433)	—	(1,433)
Balances at October 31, 2019	80,412,842	$829	$(369)	$843,997	$(2,482)	$(408,819)	$433,156
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2020	82,856,978	$856	$(369)	$898,788	$(1,377)	$(484,251)	$413,647
Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	367	367
Issuance of ordinary shares upon exercise of stock options	4,035,115	47	—	45,183	—	—	45,230
Issuance of ordinary shares upon release of restricted stock units	312,898	5	—	(5)	—	—	—
Stock-based compensation	—	—	—	39,407	—	—	39,407
Reclassification of liability-classified awards	—	—	—	2,702	—	—	2,702
Net loss	—	—	—	—	—	(48,159)	(48,159)
Foreign currency translation	—	—	—	—	(10,537)	—	(10,537)
Balances at October 31, 2020	87,204,991	$908	$(369)	$986,075	$(11,914)	$(532,043)	$442,657
				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2019	73,675,083	$754	$(369)	$581,135	$(1,431)	$(317,077)	$263,012
Issuance of ordinary shares upon exercise of stock options	4,470,226	51	—	39,517	—	—	39,568
Issuance of ordinary shares upon release of restricted stock units	53,424	1	—	—	—	—	1
Ordinary shares issued in connection with the acquisition of Endgame	1,983,663	21	—	167,316	—	—	167,337
Ordinary shares issued in connection with the acquisition of Endgame held in escrow	235,031	2	—	19,824	—	—	19,826
Assumption of stock option plan as consideration for acquisition of Endgame	—	—	—	9,309	—	—	9,309
Repurchase of unvested RSAs	(4,585)	—	—	—	—	—	—
Vesting of ordinary shares subject to repurchase	—	—	—	1,612	—	—	1,612
Stock-based compensation	—	—	—	25,284	—	—	25,284
Net loss	—	—	—	—	—	(91,742)	(91,742)
Foreign currency translation	—	—	—	—	(1,051)	—	(1,051)
Balances at October 31, 2019	80,412,842	$829	$(369)	$843,997	$(2,482)	$(408,819)	$433,156
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended October 31,
	2020	2019
Cash flows from operating activities
Net loss	$(48,159)	$(91,742)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	8,566	3,338
Amortization of deferred contract acquisition costs	18,173	13,921
Non-cash operating lease cost	3,434	3,014
Stock-based compensation expense	40,078	27,187
Non-cash acquisition expense settled with shares	—	8,834
Deferred income taxes	(286)	(671)
Foreign currency transaction gain	(10,924)	—
Other	(11)	323
Changes in operating assets and liabilities:
Accounts receivable, net	63	4,850
Deferred contract acquisition costs	(37,872)	(17,025)
Prepaid expenses and other current assets	1,100	(819)
Other assets	4,040	1,906
Accounts payable	(2,638)	4,204
Accrued expenses and other liabilities	(1,061)	3,372
Accrued compensation and benefits	(691)	16,214
Operating lease liabilities	(3,535)	(2,788)
Deferred revenue	34,432	24,478
Net cash provided by (used in) operating activities	4,709	(1,404)
Cash flows from investing activities
Purchases of property and equipment	(1,656)	(3,230)
Business acquisition, net of cash acquired	—	(24,373)
Other	1,320	—
Net cash used in investing activities	(336)	(27,603)
Cash flows from financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	45,230	39,568
Payment of withholding taxes related to acquisition expense settled in shares	—	(2,834)
Repayment of notes payable	—	(60)
Net cash provided by financing activities	45,230	36,674
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,319	(399)
Net increase in cash, cash equivalents, and restricted cash	51,922	7,268
Cash, cash equivalents, and restricted cash, beginning of period	299,389	300,280
Cash, cash equivalents, and restricted cash, end of period	$351,311	$307,548
Supplemental disclosures of cash flow information
Cash paid (refund received) for income taxes	$(1,708)	$1,132
Cash paid for operating lease liabilities	$4,363	$3,083
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable and accrued liabilities	$10	$444
Operating lease right-of-use assets for new lease obligations	$575	$11,296
Vesting of shares subject to repurchase	$—	$1,612
Issuance of ordinary shares for business combination	$—	$178,329
Assumption of stock option plan as consideration for business combination	$—	$9,309
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

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of October 31, 2020, the interim condensed consolidated statements of operations and of comprehensive loss, interim condensed statements of shareholders’ equity for the three and six months ended October 31, 2020 and 2019 and the interim condensed consolidated statements of cash flows for the six months ended October 31, 2020 and 2019, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of October 31, 2020, and the results of the Company’s operations, its statements of shareholders’ equity for the three and six months ended October 31, 2020 and 2019, and its statements of cash flows for the six months ended October 31, 2020 and 2019. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and six month periods are also unaudited. The results for the six months ended October 31, 2020 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2021, or any future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2020 filed with the SEC on June 26, 2020 (“the Company's Annual Report on Form 10-K”).
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
Credit Losses:  In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-4, and ASU No. 2019-5. The standard and related amendments modify the accounting for credit losses for most financial assets and requires an entity to utilize a new impairment model known as current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized costs basis of the financial asset, presents the amount expected to be collected on the financial asset. Additionally, ASU No. 2016-13 amends the current available-for-sale security impairment model for debt securities held for investment. The new model requires an estimate of expected credit losses when the fair value is below the amortized cost of the asset. The credit-related impairment (and subsequent recoveries) are recognized as an allowance on the balance sheet with a corresponding adjustment to the income statement. Non-credit related losses will continue to be recognized through OCI. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted ASU No. 2016-13 on May 1, 2020. The Company's adoption of this ASU resulted in a $0.4 million reduction to accumulated deficit.
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

3.Revenue and Remaining Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2020		2019		2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Self-managed subscription	$96,781	67%	$71,030	71%	$185,496	67%	$135,842	71%
License	15,514	11%	12,272	12%	30,393	11%	22,179	11%
Subscription	81,267	56%	58,758	59%	155,103	56%	113,663	60%
SaaS	37,428	26%	20,649	20%	70,055	26%	38,227	20%
Total subscription revenue	134,209	93%	91,679	91%	255,551	93%	174,069	91%
Professional services	10,685	7%	9,427	9%	18,213	7%	16,747	9%
Total revenue	$144,894	100%	$101,106	100%	$273,764	100%	$190,816	100%
Remaining Performance Obligations
As of October 31, 2020, the Company had $643.5 million of remaining performance obligations, which is composed of product and services revenue not yet delivered. As of October 31, 2020, the Company expects to recognize approximately 85% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

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

The following table summarizes assets that are measured at fair value on a recurring basis as of October 31, 2020 and April 30, 2020 (in thousands):

October 31, 2020	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$175,007	—	—	$175,007

April 30, 2020	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$197,314	—	—	$197,314
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
Endgame has been included in the Company’s consolidated results of operations since the acquisition date. Endgame’s results were immaterial to the Company’s consolidated results for the three and six months ended October 31, 2020.
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

	Three Months Ended October 31, 2019	Six Months Ended October 31, 2019

Pro forma revenue (1)	$105,450	$200,854
Pro forma net loss (1)	$(46,309)	$(94,663)
(1) As if the acquisition of Endgame were consummated on May 1, 2018.

6.Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of October 31, 2020	As of April 30, 2020
Prepaid hosting costs	$9,842	$12,228
Deposits	2,167	1,857
Prepaid software subscription costs	4,312	3,104
Prepaid taxes	3,786	3,612
Prepaid value added taxes	4,181	5,167
Other	7,517	6,655
Total prepaid expenses and other current assets	$31,805	$32,623
 Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)			As of October 31, 2020	As of April 30, 2020
Leasehold improvements	Lesser of estimated useful life or remaining lease term			$8,070	$8,405
Computer hardware and software		3		5,832	5,687
Furniture and fixtures	3	-	5	5,151	5,072
Assets under construction				1,852	1,661
Total property and equipment				20,905	20,825
Less: accumulated depreciation				(12,901)	(13,065)
Property and equipment, net				$8,004	$7,760
Depreciation expense related to property and equipment was $0.8 million and $0.7 million for the three months ended October 31, 2020 and 2019, respectively. Depreciation expense related to property and equipment was $1.5 million and $1.3 million for the six months ended October 31, 2020 and 2019, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of October 31, 2020 and April 30, 2020 (in thousands):

October 31, 2020	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$16,780	$28,050	3.7
Customer relationships	19,598	5,653	13,945	2.9
Trade names	2,872	1,505	1,367	2.9
Total	$67,300	$23,938	$43,362	3.4

April 30, 2020	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$12,412	$32,418	4.1
Customer relationships	19,598	3,210	16,388	3.4
Trade names	2,872	1,223	1,649	3.4
Total	$67,300	$16,845	$50,455	3.9
Amortization expense for the intangible assets for the three and six months ended October 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Cost of revenue—cost of license—self-managed	$347	$158	$693	$255
Cost of revenue—cost of subscription—self-managed and SaaS	1,762	861	3,525	1,397
Sales and marketing	1,433	379	2,874	408
Total amortization of acquired intangible assets	$3,542	$1,398	$7,092	$2,060
The expected future amortization expense related to the intangible assets as of October 31, 2020 was as follows (in thousands, by fiscal year):

Remainder of 2021	$7,076
2022	12,947
2023	11,890
2024	8,715
2025	2,734
Total	$43,362
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2020	$197,877
Foreign currency translation adjustment	319
Balance as of October 31, 2020	$198,196
There was no impairment of goodwill during the six months ended October 31, 2020 and 2019.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of October 31, 2020	As of April 30, 2020
Accrued expenses	$11,796	$10,864
Value added taxes payable	5,649	7,230
Other	4,379	4,116
Total accrued expenses and other liabilities	$21,824	$22,210

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31, 2020	As of April 30, 2020
Accrued vacation	$21,553	$17,971
Accrued commissions	14,919	16,259
Accrued payroll taxes and withholding taxes	5,658	7,588
Other	4,845	6,591
Total accrued compensation and benefits	$46,975	$48,409
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
The following table provides information about unbilled accounts receivable, deferred contract acquisition costs and deferred revenue from contracts with customers (in thousands):

	As of October 31, 2020	As of April 30, 2020
Unbilled accounts receivable, included in accounts receivable, net	$3,046	$2,622
Deferred contract acquisition costs	$64,483	$43,549
Deferred revenue	$309,216	$259,702
Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Six Months Ended October 31,
	2020	2019
Beginning balance	$2,622	$1,710
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(2,622)	(1,710)
Additions through acquisition	—	321
Revenue recognized during the period in excess of invoices issued	3,046	2,309
Ending balance	$3,046	$2,630

	Deferred Revenue
	Six Months Ended October 31,
	2020	2019
Beginning balance	$259,702	$170,666
Increases due to invoices issued, excluding amounts recognized as revenue during the period	201,784	135,665
Amounts transferred to deferred revenue from accrued expenses and other liabilities upon entering into contracts with customers, net of revenue recognized during the period	5,424	—
Increase from acquisition, net of revenue recognized	—	6,147
Revenue recognized that was included in deferred revenue balance at beginning of period	(157,694)	(111,147)
Ending balance	$309,216	$201,331
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
The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the three months ended October 31, 2020.
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Six Months Ended October 31,
	2020	2019
Beginning balance	$43,549	$26,150
Capitalization of contract acquisition costs	39,107	17,005
Amortization of deferred contract acquisition costs	(18,173)	(13,921)
Ending balance	$64,483	$29,234
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

Balance at April 30, 2020	$1,247
Cumulative-effect adjustment from adoption of ASU 2016-13	(367)
Provision	1,233
Write-offs	(608)
Balance at October 31, 2020	$1,505

7.Commitments and Contingencies
Cloud Hosting Commitments
During the six months ended October 31, 2020, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2020.
Letters of Credit
The Company had a total of $2.1 million in letters of credit outstanding in favor of certain landlords for office space as of October 31, 2020.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of October 31, 2020.

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
Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Operating lease cost	$2,172	$2,184	$4,284	$3,963
Short-term lease cost	721	859	1,352	1,531
Variable lease cost	(65)	189	289	308
Total lease cost	$2,828	$3,232	$5,925	$5,802

Lease term and discount rate information are summarized as follows:

As of October 31, 2020
Weighted average remaining lease term (years)	4.33
Weighted average discount rate	5.06%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of October 31, 2020 were as follows (in thousands):

Years Ending April 30,
2021 (remaining six months)	$4,546
2022	8,542
2023	8,259
2024	7,179
2025	5,870
Thereafter	2,804
Total minimum lease payments	37,200
Less imputed interest	(4,305)
Present value of future minimum lease payments	32,895
Less current lease liabilities	(7,863)
Operating lease liabilities, non-current	$25,032

9.Ordinary Shares
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through October 31, 2020.
Ordinary Shares Reserved for Issuance
The Company had reserved shares of ordinary shares for issuance as follows:

	As of October 31, 2020	As of April 30, 2020
Stock options issued and outstanding	10,757,903	15,260,506
RSUs issued and outstanding	2,617,676	2,472,092
Remaining shares available for future issuance under the 2012 Plan	16,612,806	12,461,850
Total ordinary shares reserved	29,988,385	30,194,448
Convertible Preference Shares
The Company's board of directors has the authority, without further action by the Company's shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of October 31, 2020, there were no convertible preference shares issued or outstanding.

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
The equity awards available for grant for the periods presented were as follows:

Six Months Ended October 31, 2020
Available at beginning of period	12,461,850
Awards authorized	4,142,849
Stock options granted	(40,129)
Stock options cancelled	506,718
RSUs granted	(668,605)
RSUs cancelled	210,123
Available at end of period	16,612,806

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
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2020	15,260,506	$14.17	7.27	$767,795
Stock options granted	40,129	$99.78
Stock options exercised	(4,035,115)	$11.25
Stock options cancelled	(506,718)	$19.19
Stock options assumed in acquisition cancelled	(899)	$75.00
Balance as of October 31, 2020	10,757,903	$15.33	6.93	$925,989
Exercisable as of October 31, 2020	5,926,542	$12.36	6.56	$527,662

Stock options exercisable include 238,994 stock options that were unvested as of October 31, 2020.
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value of stock options granted was $56.37 for the three and six months ended October 31, 2020. The weighted-average grant-date fair value of stock options granted was $54.20 and $50.92 for the three and six months ended October 31, 2019, respectively.
As of October 31, 2020, the Company had unrecognized stock-based compensation expense of $38.9 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.79 years.
RSUs
During the six months ended October 31, 2020, the Company granted 668,605 RSUs at a weighted-average grant date fair value of $88.20 per unit.
During the three and six months ended October 31, 2020, the Company cancelled 80,839 cash settled RSUs and contemporaneously granted 80,839 equity settled RSUs. The modification of the awards and related change in the classification of awards from liability-classified to equity-classified was accounted under the provisions of ASC 718 - Stock Compensation. Prior to the conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method, which resulted in a non-cash stock based compensation expense of $2.5 million. Additionally, upon modification of the awards, the Company reclassified $2.7 million stock-based compensation liability to additional-paid in capital.
As of October 31, 2020, the Company had unrecognized stock-based compensation expense of $165.7 million related to equity settled RSUs that the Company expects to recognize over a weighted-average period of 3.12 years.
The following table summarizes RSU activity for the 2012 Plan:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2020	2,472,092	$66.78
RSUs granted	668,605	$88.20
RSUs released	(312,898)	$76.33
RSUs cancelled	(210,123)	$52.15
Outstanding and unvested at October 31, 2020	2,617,676	$72.28

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Cost of revenue—cost of subscription—self-managed and SaaS	$1,860	$946	$3,226	$1,861
Cost of revenue—professional services	976	638	1,928	1,199
Research and development	7,663	5,870	14,793	10,831
Sales and marketing	7,955	4,658	14,147	8,966
General and administrative	3,033	2,304	5,984	4,330
Total stock-based compensation expense	$21,487	$14,416	$40,078	$27,187

11.Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(29,158)	$(49,973)	$(48,159)	$(91,742)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	86,373,166	77,772,406	85,275,474	76,202,865
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.34)	$(0.64)	$(0.56)	$(1.20)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Six Months Ended October 31,
	2020	2019
Stock options	10,757,903	18,369,959
Equity settled RSUs	2,617,676	969,360
Shares subject to repurchase	—	67,237
Contingently issuable shares	235,031	235,031
Total	13,610,610	19,641,587

12.Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $0.7 million for the three months ended October 31, 2020, a benefit of $0.3 million for the three months ended October 31, 2019, and a provision of $1.0 million and $0.1 million for the six months ended October 31, 2020 and 2019, respectively. The provision for income taxes was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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

13.Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $2.6 million and $1.8 million of expense related to the 401(k) Plan during the three months ended October 31, 2020 and 2019, respectively and $5.4 million and $3.7 million for the six months ended October 31, 2020 and 2019, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $1.2 million and $0.8 million of expense during the three months ended October 31, 2020 and 2019, respectively and $2.3 million and $1.6 million for the six months ended October 31, 2020 and 2019, respectively.

14.Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
United States	$80,241	$57,501	$152,035	$106,463
Rest of world	64,653	43,605	121,729	84,353
Total revenue	$144,894	$101,106	$273,764	$190,816
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of October 31, 2020	As of April 30, 2020
United States	$27,701	$30,373
United Kingdom	6,369	5,854
The Netherlands	3,147	3,529
Rest of world	1,064	787
Total long-lived assets	$38,281	$40,543

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
We generate revenue primarily from sales of subscriptions for our software. We offer various paid subscription tiers that provide different levels of access to proprietary features and support. We do not sell support separately. Our subscription agreements for self-managed deployments typically have terms of one to three years and we usually bill for them annually in advance. Elastic Cloud customers may purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration. Subscriptions accounted for 93% and 91% of total revenue in the six months ended October 31, 2020 and 2019, respectively. We also generate revenue from consulting and training services.
We had over 12,900 customers as of October 31, 2020 compared to over 9,700 as of October 31, 2019. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. All affiliated entities are typically counted as a single customer. The annual contract value (“ACV”) of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV. The number of customers who represented greater than $100,000 in ACV was over 650 as of October 31, 2020 compared to over 525 as of October 31, 2019.
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
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 2,029 employees as of October 31, 2020.
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
An indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the ACV of customers that have entered into annual subscription agreements. To calculate an expansion rate as of the end of a given month, we start with the ACV from all such customers as of twelve months prior to that month end, or Prior Period Value. We then calculate the ACV from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. We believe that our Net Expansion Rate provides useful information about the evolution of our business’ existing customers. The Net Expansion Rate includes the dollar-weighted value of our subscriptions that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate continued to be over 130% for the three months ended October 31, 2020.
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
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of SaaS products that includes Elasticsearch Service, Site Search Service, and App Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for SaaS deployment alternatives with reduced administrative burdens. In some cases, open source users that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. Elastic Cloud contributed 26% and 20% to our total revenue for the six months ended October 31, 2020 and 2019, respectively. We believe that offering a SaaS deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting costs.

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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Revenue
License - self-managed	$15,514	$12,272	$30,393	$22,179
Subscription - self-managed and SaaS	118,695	79,407	225,158	151,890
Total subscription revenue	134,209	91,679	255,551	174,069
Professional services	10,685	9,427	18,213	16,747
Total revenue	144,894	101,106	273,764	190,816
Cost of revenue (1)(2)(3)
Cost of license - self-managed	347	158	693	255
Cost of subscription - self-managed and SaaS	29,148	19,741	55,038	37,636
Total cost of revenue - subscription	29,495	19,899	55,731	37,891
Cost of professional services	8,953	8,862	17,548	17,121
Total cost of revenue	38,448	28,761	73,279	55,012
Gross profit	106,446	72,345	200,485	135,804
Operating expenses(1)(2)(3)(4)
Research and development	46,688	38,478	92,366	73,660
Sales and marketing	64,474	54,020	120,625	106,031
General and administrative	23,705	31,808	45,434	50,376
Total operating expenses	134,867	124,306	258,425	230,067
Operating loss (1)(2)(3)(4)	(28,421)	(51,961)	(57,940)	(94,263)
Other income (expense), net	(84)	1,684	10,801	2,615
Loss before income taxes	(28,505)	(50,277)	(47,139)	(91,648)
Provision for (benefit from) income taxes	653	(304)	1,020	94
Net loss	$(29,158)	$(49,973)	$(48,159)	$(91,742)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$1,860	$946	$3,226	$1,861
Cost of professional services	976	638	1,928	1,199
Research and development	7,663	5,870	14,793	10,831
Sales and marketing	7,955	4,658	14,147	8,966
General and administrative	3,033	2,304	5,984	4,330
Total stock-based compensation expense	$21,487	$14,416	$40,078	$27,187

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$77	$166	$220	$300
Cost of professional services	25	86	102	120
Research and development	465	888	1,459	1,648
Sales and marketing	614	1,887	1,771	2,481
General and administrative	462	753	1,199	1,360
Total employer payroll taxes on employee stock-based transactions	$1,643	$3,780	$4,751	$5,909
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Cost of Revenue
Cost of license - self-managed	$347	$158	$693	$255
Cost of subscription - self-managed and SaaS	1,762	861	3,525	1,397
Sales and marketing	1,433	379	2,874	408
Total amortization of acquired intangibles	$3,542	$1,398	$7,092	$2,060
(4) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Research and development	$—	$—	$—	$34
Sales and marketing	—	113	—	113
General and administrative	—	13,849	—	16,287
Total acquisition-related expenses	$—	$13,962	$—	$16,434

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenue
License - self-managed	11%	12%	11%	11%
Subscription - self-managed and SaaS	82%	79%	82%	80%
Total subscription revenue	93%	91%	93%	91%
Professional services	7%	9%	7%	9%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	20%	20%	20%	20%
Total cost of revenue - subscription	20%	20%	20%	20%
Cost of professional services	7%	8%	7%	9%
Total cost of revenue	27%	28%	27%	29%
Gross profit	73%	72%	73%	71%
Operating expenses(1)(2)(3)(4)
Research and development	32%	38%	34%	39%
Sales and marketing	45%	53%	43%	55%
General and administrative	16%	31%	17%	26%
Total operating expenses	93%	122%	94%	120%
Operating loss (1)(2)(3)(4)	(20)%	(50)%	(21)%	(49)%
Other income (expense), net	0%	0%	4%	1%
Loss before income taxes	(20)%	(50)%	(17)%	(48)%
Provision for (benefit from) income taxes	0%	(1)%	1%	0%
Net loss	(20)%	(49)%	(18)%	(48)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Cost of Revenue
Cost of subscription - self managed and SaaS	1%	1%	1%	1%
Cost of professional services	1%	0%	1%	1%
Research and development	5%	6%	6%	6%
Sales and marketing	6%	5%	5%	5%
General and administrative	2%	2%	2%	2%
Total stock-based compensation expense	15%	14%	15%	15%
 (2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Cost of Revenue
Cost of subscription - self managed and SaaS	0%	0%	0%	0%
Cost of professional services	0%	0%	0%	0%
Research and development	0%	1%	1%	1%
Sales and marketing	1%	2%	1%	1%
General and administrative	0%	1%	0%	1%
Total employer payroll taxes on employee stock-based transactions	1%	4%	2%	3%

(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Cost of Revenue
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	1%	1%	2%	1%
Sales and marketing	1%	0%	1%	0%
Total amortization of acquired intangibles	2%	1%	3%	1%
 (4) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Research and development	0%	0%	0%	0%
Sales and marketing	0%	0%	0%	0%
General and administrative	0%	14%	0%	9%
Total acquisition-related expenses	0%	14%	0%	9%
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

	(dollars in thousands)
Gross profit	$106,446	$72,345	$200,485	$135,804
Stock-based compensation expense	2,836	1,584	5,154	3,060
Employer payroll taxes on employee stock transactions	102	252	322	420
Amortization of acquired intangibles	2,109	1,019	4,218	1,652
Non-GAAP gross profit	$111,493	$75,200	$210,179	$140,936
Gross margin	73%	72%	73%	71%
Non-GAAP gross margin (non-GAAP gross profit as a percentage of revenue)	77%	74%	77%	74%
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

	(dollars in thousands)
Operating loss	$(28,421)	$(51,961)	$(57,940)	$(94,263)
Stock-based compensation expense	21,487	14,416	40,078	27,187
Employer payroll taxes on employee stock transactions	1,643	3,780	4,751	5,909
Amortization of acquired intangibles	3,542	1,398	7,092	2,060
Acquisition-related expenses	—	13,962	—	16,434
Non-GAAP loss from operations	$(1,749)	$(18,405)	$(6,019)	$(42,673)
Operating margin	(20)%	(51)%	(21)%	(49)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(1)%	(18)%	(2)%	(22)%
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
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

	(dollars in thousands)
Net cash provided by (used in) operating activities	$(17,289)	$290	$4,709	$(1,404)
Purchases of property and equipment	(1,277)	(1,645)	(1,656)	(3,230)
Free cash flow	$(18,566)	$(1,355)	$3,053	$(4,634)
Net cash provided by (used in) investing activities	$43	$(26,018)	$(336)	$(27,603)
Net cash provided by financing activities	$15,978	$16,591	$45,230	$36,674
Net cash provided by (used in) operating activities (as a percentage of total revenue)	(12)%	—%	2%	—%
Less: Purchases of property and equipment (as a percentage of total revenue)	(1)%	(1)%	(1)%	(2)%
Free cash flow margin	(13)%	(1)%	1%	(2)%
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
The following table presents our calculated billings for the periods presented and a reconciliation of calculated billings to total revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Total revenue	$144,894	$101,106	$273,764	$190,816
Add: Increase in total deferred revenue	32,701	24,511	34,432	24,478
Less: (Increase) decrease in unbilled accounts receivable	151	(362)	(424)	(599)
Calculated billings	$177,746	$125,255	$307,772	$214,695
 Calculated billings increased 42% for the three months ended October 31, 2020 over the three months ended October 31, 2019 and 43% for the six months ended October 31, 2020 over the six months ended October 31, 2019. As calculated billings continue to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by quarterly fluctuations and seasonality based on the timing of entering into new agreements with customers, the timing of renewals, and the mix between annual and monthly contracts entered in each reporting period. Foreign exchange rate movements may also impact calculated billings.

Comparison of Three Months Ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Revenue
License - self-managed	$15,514	$12,272	$3,242	26%
Subscription - self-managed and SaaS	118,695	79,407	39,288	49%
Total subscription revenue	134,209	91,679	42,530	46%
Professional services	10,685	9,427	1,258	13%
Total revenue	$144,894	$101,106	$43,788	43%
Total revenue increased by $43.8 million, or 43%, in the three months ended October 31, 2020, compared to the same period of the prior year.
Total subscription revenue increased $42.5 million, or 46%, in the three months ended October 31, 2020 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 12,900 customers compared to over 9,700 customers in the same period of the prior year.
Professional services revenue increased by $1.3 million, or 13%, in the three months ended October 31, 2020, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings, however growth slowed in the three months ended October 31, 2020 as some services projects were delayed due to the effects of the COVID-19 pandemic.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$347	$158	$189	120%
Cost of subscription - self-managed and SaaS	29,148	19,741	9,407	48%
Total cost of revenue - subscription	29,495	19,899	9,596	48%
Cost of professional services	8,953	8,862	91	1%
Total cost of revenue	$38,448	$28,761	$9,687	34%
Gross profit	$106,446	$72,345	$34,101	47%
Gross margin:
License - self-managed	98%	99%
Subscriptions - self-managed and SaaS	75%	75%
Total subscription margin	78%	78%
Professional services	16%	6%
Total gross margin	73%	72%
Total cost of subscription revenue increased by $9.6 million, or 48%, in the three months ended October 31, 2020 compared to the same period of the prior year. This increase was primarily due to an increase of $6.6 million in cloud hosting costs, an increase of $1.9 million in personnel and related costs and an increase of $0.9 million in amortization of acquired intangible assets.
Total subscription margin remained flat at 78% for the three months ended October 31, 2020 compared to the three months ended October 31, 2019.
Cost of professional services revenue increased by $0.1 million, or 1%, in the three months ended October 31, 2020 compared to the same period of the prior year. This increase was primarily due to an increase of $1.3 million in personnel and related costs, including an increase of $0.9 million in salaries and related taxes and $0.3 million in stock-based compensation, due to growth in headcount. This was partially offset by a decrease of $0.9 million in travel costs due to COVID-19 travel restrictions.
Gross margin for professional services revenue was 16% in the three months ended October 31, 2020 compared to 6% for the three months ended October 31, 2019. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services revenue. The cost of professional services remained relatively flat due to a decrease in travel related costs as we shifted to virtual delivery of professional services in light of travel restrictions due to COVID-19. We continue to invest in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future once travel restrictions lift. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Three Months Ended October 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Research and development	$46,688	$38,478	$8,210	21%
Research and development expense increased by $8.2 million, or 21%, in the three months ended October 31, 2020 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $6.9 million and software and equipment expense increased $1.4 million primarily as a result of growth in headcount. Cloud hosting costs incurred in development also increased $0.3 million. These were partially offset by a decrease in travel expenses of $0.8 million due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs included an increase of $4.5 million in salaries and related taxes and an increase of $1.8 million in stock-based compensation expense.
Sales and marketing

	Three Months Ended October 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Sales and marketing	$64,474	$54,020	$10,454	19%
Sales and marketing expense increased by $10.5 million, or 19%, in the three months ended October 31, 2020 compared to the same period of the prior year. This increase was primarily due to increases of $9.1 million in personnel and related costs and $0.6 million in software and equipment expense as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased $2.5 million primarily from our user conference held in the three months ended October 31, 2020 and amortization of acquired intangible assets increased by $1.1 million. These were partially offset by a decrease of $3.0 million in travel expenses due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs included an increase of $3.3 million in stock-compensation expense costs, an increase of $2.3 million in salaries and related taxes and an increase of $2.0 million in commissions expense related to the amortization of contract acquisition costs.
General and administrative

	Three Months Ended October 31,		Change
	2020	2019	$	%

	(dollars in thousands)
General and administrative	$23,705	$31,808	$(8,103)	(25)%
General and administrative expense decreased by $8.1 million, or 25%, in the three months ended October 31, 2020 compared to the same period of the prior year. Personnel and related costs decreased by $7.6 million year over year as the three month period ending October 31, 2019 included a non-recurring acquisition-related compensation expense of $11.8 million related to the Endgame acquisition. This decrease in acquisition related compensation was partially offset by an increase of $2.3 million in salaries and related taxes and an increase of $0.7 million in stock-based compensation expense. Legal and professional fees also decreased by $1.0 million due to acquisition related expenses incurred in the three months ended October 31, 2019. In addition, travel expenses decreased $0.7 million due to COVID-19 travel restrictions and holding events virtually. Partially offsetting these decreases was an increase in consultants expense by $0.8 million and increase of $0.5 million in miscellaneous regulatory expenses.
Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Other income (expense), net	$(84)	$1,684	$(1,768)	(105)%
Other expense, net was $0.1 million in the three months ended October 31, 2020 compared to other income, net of $1.7 million in the same period of the prior year. This decrease was primarily due to a decrease of $1.2 million in interest income. In addition, foreign currency loss increased $0.7 million in the three months ended October 31, 2020, relating to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$653	$(304)	$957	(315)%
The provision for income taxes was $0.7 million in the three months ended October 31, 2020 compared to a benefit from taxes of $0.3 million for the same period in the prior year. Our effective tax rate was (2)% and 1% of our net loss before taxes for the three months ended October 31, 2020 and 2019, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions.
Comparison of Six Months Ended October 31, 2020 and 2019
Revenue

	Six Months Ended October 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue
License - self-managed	$30,393	$22,179	$8,214	37%
Subscription - self-managed and SaaS	225,158	151,890	73,268	48%
Total subscription revenue	255,551	174,069	81,482	47%
Professional services	18,213	16,747	1,466	9%
Total revenue	$273,764	$190,816	$82,948	43%
Total revenue increased by $82.9 million, or 43%, in the six months ended October 31, 2020, compared to the same period of the prior year.
Total subscription revenue increased $81.5 million, or 47%, in the six months ended October 31, 2020 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions and we grew our subscription customer base to over 12,900 customers compared to over 9,700 customers in the same period of the prior year.
Professional services revenue increased by $1.5 million, or 9%, in the six months ended October 31, 2020, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Six Months Ended October 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$693	$255	$438	172%
Cost of subscription - self-managed and SaaS	55,038	37,636	17,402	46%
Total cost of revenue - subscription	55,731	37,891	17,840	47%
Cost of professional services	17,548	17,121	427	2%
Total cost of revenue	$73,279	$55,012	$18,267	33%
Gross profit	$200,485	$135,804	$64,681	48%
Gross margin:
License - self-managed	98%	99%
Subscriptions - self-managed and SaaS	76%	75%
Total subscription margin	78%	78%
Professional services	4%	(2)%
Total gross margin	73%	71%
Total cost of subscription revenue increased by $17.8 million, or 47%, in the six months ended October 31, 2020 compared to the same period of the prior year. This increase was primarily due to an increase of $12.1 million in cloud hosting costs and an increase of $3.6 million in personnel and related costs due to growth in headcount in our support organization. Amortization of acquired intangible assets also increased $2.1 million. The increase in personnel and related costs includes an increase of $1.6 million in salaries and related taxes and an increase of $1.4 million in stock-based compensation expense.
Total subscription margin remained flat at 78% for the six months ended October 31, 2020 and October 31, 2019.
Cost of professional services revenue increased by $0.4 million, or 2%, in the six months ended October 31, 2020 compared to the same period of the prior year. This increase was primarily due to an increase of $3.0 million in personnel and related costs, including increases of $2.3 million in salaries and related taxes and $0.7 million in stock-based compensation. These were partially offset by a decrease of $1.7 million in travel expenses and $0.6 million in training facility costs due to COVID-19 related restrictions.
Gross margin for professional services revenue increased to 4% in the six months ended October 31, 2020 compared to (2)% in the six months ended October 31, 2019. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services. The cost of professional services remained relatively flat due to a decrease in travel related costs as we shifted to a virtual delivery of professional services in light of travel restrictions due to COVID-19. In recent periods, we have invested in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future once travel restrictions lift. Our gross margin for professional services may fluctuate or decline in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Six Months Ended October 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$92,366	$73,660	$18,706	25%
Research and development expense increased by $18.7 million, or 25%, in the six months ended October 31, 2020 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $17.7 million and software and equipment expense increased $2.3 million primarily as a result of growth in headcount. Cloud hosting costs incurred in development also increased $1.0 million. These increases were partially offset by a decrease in travel expenses of $1.6 million due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs includes an increase of $11.8 million in salaries and related taxes and an increase of $4.0 million in stock-based compensation expense.

Sales and marketing

	Six Months Ended October 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$120,625	$106,031	$14,594	14%
Sales and marketing expense increased by $14.6 million, or 14%, in the six months ended October 31, 2020 compared to the same period of the prior year. This increase was primarily due to increases of $16.9 million in personnel related costs, $0.8 million in software and equipment charges as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased $3.2 million, primarily due to our user conference held during the six months ended October 31, 2020, and amortization of intangible assets increased $2.5 million. These were partially offset by a decrease of $8.5 million in travel expenses due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs includes an increase of $5.6 million in salaries and related taxes, an increase of $5.2 million in stock-based compensation expense, an increase of $3.5 million in commissions expense related to the amortization of contract acquisition costs and an increase of $1.4 million in employee benefits.
General and administrative

	Six Months Ended October 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$45,434	$50,376	$(4,942)	(10)%
General and administrative expense decreased by $4.9 million, or 10%, in the six months ended October 31, 2020 compared to the same period of the prior year primarily due to expenses related to the Endgame acquisition incurred during the six months ended October 31, 2019. Personnel and related costs decreased by $2.9 million and legal and professional fees decreased by $1.9 million. The decrease in personnel and related costs was primarily due to acquisition related compensation of $11.8 million incurred during the six month period ending October 31, 2019 and was partially offset by an increase of $5.4 million in salaries and related taxes, an increase of $1.7 million in stock-based compensation expense and an increase of $0.8 million in employee benefits during the six months ended October 31, 2020.
Other Income, Net

	Six Months Ended October 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income, net	$10,801	$2,615	$8,186	313%
Other income, net increased $8.2 million, or 313%, in the six months ended October 31, 2020 compared to the same period of the prior year. This increase was due to a foreign currency gain of $10.6 million in six months ended October 31, 2020, primarily relating to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The foreign currency gains were partially offset by a decrease of $2.6 million in interest income due to lower interest rates.
Provision for Income Taxes

	Six Months Ended October 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for income taxes	$1,020	$94	$926	985%
The provision for income taxes increased $0.9 million in the six months ended October 31, 2020 compared to the same period in the prior year. Our effective tax rate was (2)% and 0% of our net loss before taxes for the six months ended October 31, 2020 and 2019, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax provision expense from the prior year is due to increase in income in foreign jurisdictions and increase in withholding taxes.
Liquidity and Capital Resources

Through October 31, 2020, we have financed our operations principally through sales of our equity securities, as well as payments received from customers.
As of October 31, 2020, we had cash and cash equivalents and restricted cash of $349.0 million and $2.3 million, respectively, and working capital of $196.0 million. Our restricted cash consists primarily of cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $532.0 million as of October 31, 2020. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2020	2019

	(in thousands)
Net cash provided by (used in) operating activities	$4,709	$(1,404)
Net cash used in investing activities	$(336)	$(27,603)
Net cash provided by financing activities	$45,230	$36,674
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the six months ended October 31, 2020 was $4.7 million, which resulted from a net loss of $48.2 million adjusted for non-cash charges of $59.0 million and net cash outflow of $6.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $40.1 million for stock-based compensation expense, $18.2 million for amortization of deferred contract acquisition costs, $8.6 million of depreciation and intangible asset amortization expense and $3.4 million in non-cash operating lease costs which were partially offset by a foreign currency transaction gain of $10.9 million and a decrease in deferred income taxes of $0.3 million. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $37.9 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, a net decrease of $4.4 million in accounts payable, accrued expenses, accrued compensation and benefits, and a $3.5 million decrease in operating lease liabilities. These outflows were partially offset by a $34.4 million increase in deferred revenue and a decrease of $5.1 million in prepaid expenses and other assets.
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

Net Cash Used in Investing Activities
Net cash used in investing activities during the six months ended October 31, 2020 was $0.3 million due to $1.7 million of capital expenditures which was partially offset by cash provided by other investing activities of $1.3 million during the period.
Net cash used in investing activities during the six months ended October 31, 2019 was $27.6 million due to $24.4 million used in the acquisition of Endgame and $3.2 million of capital expenditures during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the six months ended October 31, 2020 was $45.2 million due to proceeds from option exercises during the period.
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
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $351.3 million as of October 31, 2020. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our net loss. As a component of other income, net, we recognized a foreign currency transaction gain of $10.6 million and $0.1 million in the six months ended October 31, 2020 and October 31, 2019, respectively.
As of October 31, 2020, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would have an impact of approximately $6.4 million on our cash, cash equivalents, and restricted cash balances.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations because our sales and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business, industry and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Summary of Risk Factors
The following is a summary of the key risks and uncertainties associated with our business, industry and ownership of our ordinary shares. The below summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of each risk factor contained in the subheadings below.
•The ongoing COVID-19 pandemic could harm our business and results of operations.
•If we do not appropriately manage future growth or are unable to improve our systems and processes, our business and results of operations will be adversely affected.
•We have a history of losses and may not be able to achieve profitability or positive cash flows on a consistent basis or at all.
•Our future growth, business and results of operations will be harmed if we are not able to keep pace with technological and competitive developments, increase sales of our subscriptions to new and existing customers, renew existing customers’ subscriptions, increase adoption of our SaaS Offerings, or offer high quality support services.
•Because of the rights accorded to third parties under open source software licenses, there are limited technological barriers to entry into the markets in which we compete.
•We may not be able to effectively develop and expand our sales and marketing capabilities.
•Because we recognize a significant portion of the revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•A real or perceived defect, security vulnerability, error, or performance failure in our software could cause us to lose revenue, damage our reputation, and expose us to liability.
•Incorrect implementation or use of our software could negatively affect our business, operations, financial results, and growth prospects.

•Third parties may offer inadequate or defective implementations of our open source software, and our reputation could be harmed.
•Breaches of security measures or unauthorized access to private or proprietary data may result in our software being perceived as not secure, customers reducing or stopping usage of our products, and we may incur significant liabilities.
•Interruptions or performance problems, and our reliance on technologies from third parties may adversely affect our business operations and financial results.
•If our channel partners fail to perform or we are unable to maintain successful relationships with them or our other partners, our ability to market, sell and distribute our solution will be more limited, and our results of operations could be harmed.
•Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
•We could incur substantial costs as a result of any claim of infringement, misappropriation or violation of another party’s intellectual property rights, including as a result of the indemnity provisions in various agreements.
•Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.
•Our software development and licensing model could be negatively impacted if the Apache License, Version 2.0 is not enforceable.
•A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
•Our business is subject to a variety of government and industry regulations, as well as other obligations, related to privacy, data protection and information security and compliance with anti-bribery, anti-corruption, and anti-money laundering laws.
•The market price for our ordinary shares has been and is likely to continue to be volatile.
•The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters.
•Dutch law and our articles of association include certain anti-takeover provisions.
•If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our ordinary shares, our share price and trading volume could decline.
•We may fail to maintain an effective system of disclosure controls and internal control over financial reporting.
•Claims of U.S. civil liabilities may not be enforceable against us.
Risks Related to our Business and Industry
The ongoing COVID-19 pandemic could harm our business and results of operations.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 12,900 as of October 31, 2020. As a result of the COVID-19 pandemic, the number of customers may fluctuate. Further, in light of the ongoing uncertainty related to the COVID-19 pandemic, we continue to take steps to moderate the pace of hiring. The growth and expansion of our business and offerings places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
We have incurred losses in all years since our incorporation. We incurred a net loss of $48.2 million in the six months ended October 31, 2020 and $167.2 million, $102.3 million and $52.7 million in the years ended April 30, 2020, 2019 and 2018, respectively. As a result, we had an accumulated deficit of $532.0 million as of October 31, 2020. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. We have, however, experienced in the quarter ended October 31, 2020 and may continue to experience net decreases in certain operating expenses as a result of the COVID-19 pandemic due to a decrease in travel and related expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Subscription revenue accounts for the substantial majority of our revenue, comprising 93%, 92% and 91% of total revenue in the six months ended October 31, 2020 and the years ended April 30, 2020 and 2019, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.
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
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions, increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer liabilities, penalties, fines, increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Any of such disruptions may adversely impact our business and our financial condition, results of operations or cash flows could be adversely affected until we replace such providers or develop replacement technology or operations. In addition, if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships, it could adversely affect our business and financial results.
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
Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer and Chairman, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. Any search for senior management in the future or any search to replace the loss of any senior management may be prolonged, and we may not be able to attract a qualified candidate or replacement, as applicable, in a timely manner or at all, particularly as potential candidates may be wary to transition during the unstable economic conditions caused by the COVID-19 pandemic. Furthermore, the COVID-19 pandemic could make it more difficult to onboard, provide training to and integrate any executive officers or key employees, which could adversely affect their productivity and our business. If we are unable to mitigate these or other similar risks as we experience management turnover, our business, results of operation and financial condition may be adversely affected.

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
We believe our future success will depend, in part, on the growth in the adoption of Elastic Cloud, our family of SaaS products. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We believe that we must offer a family of SaaS products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. In the six months ended October 31, 2020 and the years ended April 30, 2020 and 2019, Elastic Cloud contributed 26%, 22% and 17% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, security or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. For example, Amazon Web Services provides SaaS offerings based on open source components of the Elastic Stack. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon's offerings may reduce the demand for our offerings and the pricing of Amazon's offerings may limit our ability to adjust the price of our products. If we are not able to develop, market or deliver cloud-based offerings that satisfy customer requirements technically or commercially, or if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and evolving market.
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of October 31, 2020, we had 20 issued U.S. patents, 44 pending U.S. patent applications, and 9 pending non-U.S. filings, including 1 patent cooperation treaty patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
As of October 31, 2020, we had customers located in over 100 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of October 31, 2020, we had employees located in over 35 countries. Our current international operations involve and future initiatives will involve a variety of risks, including:
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
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States and other jurisdictions, are subject to change and interpretation, and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Tax authorities examine and may audit our income tax returns and other non-income tax returns, such as payroll, sales, value-added, net worth or franchise, property, goods and services, and excise taxes, in both the United States and foreign jurisdictions. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
Risks Related to Regulatory Matters
In connection with the operation of our business, we may collect, store, transfer and otherwise process certain personal data. As a result, our business is subject to a variety of government and industry regulations, as well as other obligations, related to privacy, data protection and information security.
Privacy, data protection and information security have become significant issues in various jurisdictions where we offer our products. The regulatory frameworks for these issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. For example, the recently enacted California Consumer Privacy Act (the “CCPA”) provides new data privacy rights for California residents. The enforcement of the CCPA by the California Attorney General commenced July 1, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but we may be required to modify our data processing practices and policies and to incur substantial costs and expenses in connection with our compliance or the compliance of our customers or vendors. The CCPA also provides for civil penalties and a private right of action for violations, which may increase our compliance costs and potential liability. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. Many obligations under the CCPA and these other laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
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
The regulatory environment applicable to handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. In the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. We and our customers may face EEA regulators applying different standards to certain data transfers or requiring additional steps in connection with data transfers, and may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, and may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of sentiment in the EEA regarding international data transfers and data protection obligations imposed on them. We may find it necessary to establish systems to maintain personal data originating from the EEA in the EEA, or may need to take other steps with respect to data handling and data transfers, including means to provide for local data processing, which may involve substantial expense and may require us to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law. These and the other risks described above could result in harm to our business, operating results and financial condition. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (“PCI DSS”), which relates to the processing of payment card information. In the event we or our payment processors fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers increasingly expect us to comply with more stringent privacy, data protection and information security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.
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
Our software, in some cases, is subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our products to certain countries and end-users for certain end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available, in many cases, for download without registration. In addition, because we incorporate encryption functionality into our products, we are also subject to certain provisions of these laws that apply to encryption items. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments or persons altogether. The following developments could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets could adversely affect our business, financial condition and operating results.
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
Our executive officers and directors together beneficially owned 23% of our ordinary shares outstanding as of October 31, 2020. As a result, these shareholders, acting together, will have significant influence over matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of association and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.
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

In addition, holders of an aggregate of 18,813,691 ordinary shares, based on shares outstanding as of October 31, 2020, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plan, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
U.S. persons who hold our ordinary shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
A non-U.S. corporation will generally be considered a passive foreign investment company (“PFIC”), for U.S. federal income tax purposes, in any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income (“the PFIC asset test”). For purposes of the PFIC asset test, the value of our assets will generally be determined by reference to our market capitalization. Based on our past and current projections of our income and assets, we do not expect to be a PFIC for the current taxable year or for the foreseeable future. Nevertheless, a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year). Since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot assure you that we will not be or become a PFIC in the current taxable year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. person (as defined in Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended) holds our ordinary shares, such U.S. person may be subject to adverse tax consequences. Each U.S. person who holds our ordinary shares is strongly urged to consult his, her or its tax advisor regarding the application of these rules and the availability of any potential elections.
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
General Risk Factors
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of the COVID-19 pandemic, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political instability or unrest, natural catastrophes, warfare, infectious diseases and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, the COVID-19 pandemic has curtailed business spending by our customers, resulted in business disruptions for us and/or our customers, restricted travel to customer sites or result in a quarantine of affected populations impacting our employees, partners and customers. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the U.S. and abroad may significantly impact business continuity for our partners and our customers, reduce our customers’ business operations, delay their engagement with us (including due to travel restrictions and restrictions on in-person meetings) and could thereby adversely affect our business and financial results. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations and financial condition could be adversely affected.
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity and recent wildfires. In the event our or our partners' abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, other geo-political unrest or health issues, such as an outbreak of pandemic or epidemic diseases, such as the COVID-19 pandemic, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. For example, the full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. In addition, the COVID-19 pandemic has adversely affected the economies of many countries, resulting in economic downturns that could affect demand for our products and likely impact our operating results. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. See the risk factor entitled “The ongoing COVID-19 pandemic could harm our business and results of operations.”
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

Elastic N.V.

Date:	December 7, 2020	By:	/s/ Shay Banon
Shay Banon
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	December 7, 2020	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Financial and Accounting Officer)