Form 10-Q
period 2021-01-31
Elastic N.V.
filed 2021-03-03
CIK 1707753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 24, 2021, the registrant had 89,764,796 ordinary shares, €0.01 par value per share, outstanding.

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
•the impact of changes to our licensing of our products, specifically Elasticsearch and Kibana;
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
•our international expansion strategy;
•our operating results and cash flows;
•our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies, including the successful integration of Endgame, Inc. and its subsidiary (“Endgame”);
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of January 31, 2021	As of April 30, 2020
Assets
Current assets:
Cash and cash equivalents	$393,134	$297,081
Restricted cash	2,355	2,308
Accounts receivable, net of allowance for credit losses of $1,831 and $1,247 as of January 31, 2021 and April 30, 2020, respectively	120,049	128,690
Deferred contract acquisition costs	29,596	19,537
Prepaid expenses and other current assets	28,906	32,623
Total current assets	574,040	480,239
Property and equipment, net	8,665	7,760
Goodwill	198,665	197,877
Operating lease right-of-use assets	29,340	32,783
Intangible assets, net	39,823	50,455
Deferred contract acquisition costs, non-current	42,591	24,012
Deferred tax assets	3,970	3,164
Other assets	2,886	7,621
Total assets	$899,980	$803,911
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,825	$11,485
Accrued expenses and other liabilities	25,224	22,210
Accrued compensation and benefits	42,507	48,409
Operating lease liabilities	8,176	7,639
Deferred revenue	289,689	243,324
Total current liabilities	371,421	333,067
Deferred revenue, non-current	44,321	16,378
Operating lease liabilities, non-current	23,769	27,827
Other liabilities, non-current	4,888	12,992
Total liabilities	444,399	390,264
Commitments and contingencies (Note 7)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of January 31, 2021 and April 30, 2020	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 89,644,940 and 82,856,978 shares issued and outstanding as of January 31, 2021 and April 30, 2020, respectively	937	856
Treasury stock	(369)	(369)
Additional paid-in capital	1,033,598	898,788
Accumulated other comprehensive loss	(8,568)	(1,377)
Accumulated deficit	(570,017)	(484,251)
Total shareholders’ equity	455,581	413,647
Total liabilities and shareholders’ equity	$899,980	$803,911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenue
License - self-managed	$15,280	$14,495	$45,673	$36,674
Subscription - self-managed and SaaS	131,969	89,703	357,127	241,593
Total subscription revenue	147,249	104,198	402,800	278,267
Professional services	9,866	8,983	28,079	25,730
Total revenue	157,115	113,181	430,879	303,997
Cost of revenue
Cost of license - self-managed	346	347	1,039	602
Cost of subscription - self-managed and SaaS	31,426	23,196	86,464	60,832
Total cost of revenue - subscription	31,772	23,543	87,503	61,434
Cost of professional services	10,196	9,862	27,744	26,983
Total cost of revenue	41,968	33,405	115,247	88,417
Gross profit	115,147	79,776	315,632	215,580
Operating expenses
Research and development	51,400	46,119	143,766	119,779
Sales and marketing	71,087	54,829	191,712	160,860
General and administrative	27,121	21,096	72,555	71,472
Total operating expenses	149,608	122,044	408,033	352,111
Operating loss	(34,461)	(42,268)	(92,401)	(136,531)
Other income (expense), net	(2,377)	(1,339)	8,424	1,276
Loss before income taxes	(36,838)	(43,607)	(83,977)	(135,255)
Provision for income taxes	1,136	674	2,156	768
Net loss	$(37,974)	$(44,281)	$(86,133)	$(136,023)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.43)	$(0.55)	$(1.00)	$(1.75)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	88,341,038	80,737,237	86,296,028	77,713,604
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net loss	$(37,974)	$(44,281)	$(86,133)	$(136,023)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,346	1,876	(7,190)	825
Other comprehensive income (loss)	3,346	1,876	(7,190)	825
Total comprehensive loss	$(34,628)	$(42,405)	$(93,323)	$(135,198)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at October 31, 2020	87,204,991	$908	$(369)	$986,076	$(11,914)	$(532,043)	$442,658
Issuance of ordinary shares upon exercise of stock options	2,157,149	26	—	22,298	—	—	22,324
Issuance of ordinary shares upon release of restricted stock units	282,800	3	—	(3)	—	—	—
Stock-based compensation	—	—	—	25,227	—	—	25,227
Net loss	—	—	—	—	—	(37,974)	(37,974)
Foreign currency translation	—	—	—	—	3,346	—	3,346
Balances at January 31, 2021	89,644,940	$937	$(369)	$1,033,598	$(8,568)	$(570,017)	$455,581

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at October 31, 2019	80,412,842	$829	$(369)	$843,997	$(2,482)	$(408,819)	$433,156
Issuance of ordinary shares upon exercise of stock options	1,090,261	12	—	11,040	—	—	11,052
Issuance of ordinary shares upon release of restricted stock units	71,708	1	—	—	—	—	1
Vesting of ordinary shares subject to repurchase	—	—	—	1,118	—	—	1,118
Stock-based compensation	—	—	—	15,520	—	—	15,520
Net loss	—	—	—	—	—	(44,281)	(44,281)
Foreign currency translation	—	—	—	—	1,876	—	1,876
Balances at January 31, 2020	81,574,811	$842	$(369)	$871,675	$(606)	$(453,100)	$418,442
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2020	82,856,978	$856	$(369)	$898,788	$(1,377)	$(484,251)	$413,647
Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	367	367
Issuance of ordinary shares upon exercise of stock options	6,192,264	73	—	67,481	—	—	67,554
Issuance of ordinary shares upon release of restricted stock units	595,698	8	—	(8)	—	—	—
Stock-based compensation	—	—	—	64,634	—	—	64,634
Reclassification of liability-classified awards	—	—	—	2,703	—	—	2,703
Net loss	—	—	—	—	—	(86,133)	(86,133)
Foreign currency translation	—	—	—	—	(7,191)	—	(7,191)
Balances at January 31, 2021	89,644,940	$937	$(369)	$1,033,598	$(8,568)	$(570,017)	$455,581

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2019	73,675,083	$754	$(369)	$581,135	$(1,431)	$(317,077)	$263,012
Issuance of ordinary shares upon exercise of stock options	5,560,487	64	—	50,558	—	—	50,622
Issuance of ordinary shares upon release of restricted stock units	125,132	1	—	—	—	—	1
Ordinary shares issued in connection with the acquisition of Endgame	1,983,663	21	—	167,316	—	—	167,337
Ordinary shares issued in connection with the acquisition of Endgame held in escrow	235,031	2	—	19,824	—	—	19,826
Assumption of stock option plan as consideration for acquisition of Endgame	—	—	—	9,309	—	—	9,309
Repurchase of unvested RSAs	(4,585)	—	—	—	—	—	—
Vesting of ordinary shares subject to repurchase	—	—	—	2,730	—	—	2,730
Stock-based compensation	—	—	—	40,803	—	—	40,803
Net loss	—	—	—	—	—	(136,023)	(136,023)
Foreign currency translation	—	—	—	—	825	—	825
Balances at January 31, 2020	81,574,811	$842	$(369)	$871,675	$(606)	$(453,100)	$418,442
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended January 31,
	2021	2020
Cash flows from operating activities
Net loss	$(86,133)	$(136,023)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	12,856	8,573
Amortization of deferred contract acquisition costs	28,455	20,581
Non-cash operating lease cost	5,256	5,170
Stock-based compensation expense	65,305	42,775
Non-cash acquisition expense settled with shares	—	8,834
Deferred income taxes	(288)	(621)
Foreign currency transaction gain	(9,463)	—
Other	11	1,132
Changes in operating assets and liabilities:
Accounts receivable, net	15,246	10,873
Deferred contract acquisition costs	(54,612)	(26,441)
Prepaid expenses and other current assets	4,817	(4,345)
Other assets	5,237	3,780
Accounts payable	(6,321)	7,104
Accrued expenses and other liabilities	1,696	1,520
Accrued compensation and benefits	(5,859)	3,377
Operating lease liabilities	(5,402)	(4,586)
Deferred revenue	53,309	33,666
Net cash provided by (used in) operating activities	24,110	(24,631)
Cash flows from investing activities
Purchases of property and equipment	(2,732)	(4,237)
Business acquisition, net of cash acquired	—	(24,373)
Other	1,320	—
Net cash used in investing activities	(1,412)	(28,610)
Cash flows from financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	67,554	50,622
Payment of withholding taxes related to acquisition expense settled in shares	—	(2,834)
Repayment of notes payable	—	(90)
Net cash provided by financing activities	67,554	47,698
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,848	1,630
Net increase (decrease) in cash, cash equivalents, and restricted cash	96,100	(3,913)
Cash, cash equivalents, and restricted cash, beginning of period	299,389	300,280
Cash, cash equivalents, and restricted cash, end of period	$395,489	$296,367
Supplemental disclosures of cash flow information
Cash paid (refund received) for income taxes	$(1,217)	$3,333
Cash paid for operating lease liabilities	$6,628	$5,415
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$175	$487
Operating lease right-of-use assets for new lease obligations	$1,120	$11,373
Vesting of shares subject to repurchase	$—	$2,730
Issuance of ordinary shares for business combination	$—	$178,329
Assumption of stock option plan as consideration for business combination	$—	$9,309
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

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of January 31, 2021, the interim condensed consolidated statements of operations and of comprehensive loss, interim condensed statements of shareholders’ equity for the three and nine months ended January 31, 2021 and 2020 and the interim condensed consolidated statements of cash flows for the nine months ended January 31, 2021 and 2020, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of January 31, 2021, and the results of the Company’s operations, its statements of shareholders’ equity for the three and nine months ended January 31, 2021 and 2020, and its statements of cash flows for the nine months ended January 31, 2021 and 2020. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results for the nine months ended January 31, 2021 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2021, or any future period.
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
Significant Accounting Policies
Other than as described below, there have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K that have had a material impact on its consolidated financial statements and related notes.
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
The Company is exposed to credit losses primarily through the sales of subscriptions and services, which are recorded as accounts receivable, inclusive of unbilled receivables. The Company performs initial and ongoing evaluations of its customers’ financial position and generally extends credit without collateral. Accounts receivable are recorded at amortized cost, net of an allowance for credit losses, and do not bear interest.
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
Credit Losses:  In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-4, and ASU No. 2019-5. The standard and related amendments modify the accounting for credit losses for most financial assets and requires an entity to utilize a new impairment model known as current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized costs basis of the financial asset, presents the amount expected to be collected on the financial asset. Additionally, ASU No. 2016-13 amends the current available-for-sale security impairment model for debt securities held for investment. The new model requires an estimate of expected credit losses when the fair value is below the amortized cost of the asset. The credit-related impairment (and subsequent recoveries) are recognized as an allowance on the balance sheet with a corresponding adjustment to the income statement. Non-credit related losses will continue to be recognized through OCI. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted ASU No. 2016-13 on May 1, 2020. The Company’s adoption of this ASU resulted in a $0.4 million reduction to accumulated deficit.
Reclassification
In connection with the preparation of the Company’s condensed consolidated financial statements for the quarter ended January 31, 2021, the Company identified an immaterial misclassification in the prior year balance sheet, which understated short term deferred revenue and overstated long term deferred revenue by $11.6 million as of April 30, 2020. The Company has corrected for this immaterial misclassification in the accompanying condensed consolidated balance sheet by revising the April 30, 2020 deferred revenue balances. This change in classification has no effect on previously reported cash flows in the condensed consolidated statement of cash flows and has no effect on previously reported condensed consolidated statements of operations for any period.
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

3.Revenue and Remaining Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021		2020		2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Self-managed subscription	$102,320	65%	$79,105	70%	$287,816	66%	$214,947	71%
License	15,280	10%	14,495	13%	45,673	11%	36,674	12%
Subscription	87,040	55%	64,610	57%	242,143	55%	178,273	59%
SaaS	44,929	29%	25,093	22%	114,984	27%	63,320	21%
Total subscription revenue	147,249	94%	104,198	92%	402,800	93%	278,267	92%
Professional services	9,866	6%	8,983	8%	28,079	7%	25,730	8%
Total revenue	$157,115	100%	$113,181	100%	$430,879	100%	$303,997	100%

Remaining Performance Obligations
As of January 31, 2021, the Company had $705.7 million of remaining performance obligations. As of January 31, 2021, the Company expects to recognize approximately 84% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

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
The following table summarizes assets that are measured at fair value on a recurring basis as of January 31, 2021 and April 30, 2020 (in thousands):

January 31, 2021	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$175,007	—	—	$175,007

April 30, 2020	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$197,314	—	—	$197,314
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

The following table summarizes the components of the U.S. GAAP purchase price and the allocation of the purchase price at fair value (in thousands):

Cash paid	$26,633
Ordinary shares	178,331
Assumption of stock option plan	9,309
Total consideration	$214,273
The above U.S. GAAP purchase price consideration does not include ordinary shares of Elastic issued as part of acceleration of equity awards and participation in the retention bonus pool.
The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

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
Endgame has been included in the Company’s consolidated results of operations since the acquisition date. Endgame’s results were immaterial to the Company’s consolidated results for the three and nine months ended January 31, 2021.
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

	Three Months Ended January 31, 2020	Nine Months Ended January 31, 2020

Pro forma revenue (1)	$111,757	$312,598
Pro forma net loss (1)	$(45,685)	$(141,147)
(1) As if the acquisition of Endgame were consummated on May 1, 2018.

6.Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31, 2021	As of April 30, 2020
Prepaid hosting costs	$8,342	$12,228
Deposits	2,454	1,857
Prepaid software subscription costs	4,043	3,104
Prepaid taxes	1,451	3,612
Prepaid value added taxes	5,574	5,167
Other	7,042	6,655
Total prepaid expenses and other current assets	$28,906	$32,623
 Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)			As of January 31, 2021	As of April 30, 2020
Leasehold improvements	Lesser of estimated useful life or remaining lease term			$8,281	$8,405
Computer hardware and software		3		5,197	5,687
Furniture and fixtures	3	-	5	5,223	5,072
Assets under construction				3,057	1,661
Total property and equipment				21,758	20,825
Less: accumulated depreciation				(13,093)	(13,065)
Property and equipment, net				$8,665	$7,760
Depreciation expense related to property and equipment was $0.8 million for each of the three months ended January 31, 2021 and 2020, respectively. Depreciation expense related to property and equipment was $2.2 million and $2.1 million for the nine months ended January 31, 2021 and 2020, respectively.

Intangible Assets, Net
Intangible assets consisted of the following as of January 31, 2021 and April 30, 2020 (in thousands):

January 31, 2021	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$18,742	$26,088	3.5
Customer relationships	19,598	7,091	12,507	2.7
Trade names	2,872	1,644	1,228	2.7
Total	$67,300	$27,477	$39,823	3.2

April 30, 2020	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$12,412	$32,418	4.1
Customer relationships	19,598	3,210	16,388	3.4
Trade names	2,872	1,223	1,649	3.4
Total	$67,300	$16,845	$50,455	3.9
Amortization expense for the intangible assets for the three and nine months ended January 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Cost of revenue—cost of license—self-managed	$346	$347	$1,039	$602
Cost of revenue—cost of subscription—self-managed and SaaS	1,764	2,660	5,289	4,057
Sales and marketing	1,428	1,451	4,302	1,859
Total amortization of acquired intangible assets	$3,538	$4,458	$10,630	$6,518
The expected future amortization expense related to the intangible assets as of January 31, 2021 was as follows (in thousands, by fiscal year):

Remainder of 2021	$3,537
2022	12,947
2023	11,890
2024	8,715
2025	2,734
Total	$39,823
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2020	$197,877
Foreign currency translation adjustment	788
Balance as of January 31, 2021	$198,665
There was no impairment of goodwill during the nine months ended January 31, 2021 and 2020.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31, 2021	As of April 30, 2020
Accrued expenses	$13,280	$10,864
Value added taxes payable	5,808	7,230
Other	6,136	4,116
Total accrued expenses and other liabilities	$25,224	$22,210
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31, 2021	As of April 30, 2020
Accrued vacation	$22,200	$17,971
Accrued commissions	9,220	16,259
Accrued payroll taxes and withholding taxes	6,535	7,588
Other	4,552	6,591
Total accrued compensation and benefits	$42,507	$48,409
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
The following table provides information about unbilled accounts receivable, deferred contract acquisition costs and deferred revenue from contracts with customers (in thousands):

	As of January 31, 2021	As of April 30, 2020
Unbilled accounts receivable, included in accounts receivable, net	$5,837	$2,622
Deferred contract acquisition costs	$72,187	$43,549
Deferred revenue	$334,010	$259,702
Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Nine Months Ended January 31,
	2021	2020
Beginning balance	$2,622	$1,710
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(2,622)	(1,710)
Additions through acquisition	—	321
Revenue recognized during the period in excess of invoices issued	5,837	1,774
Ending balance	$5,837	$2,095

	Deferred Revenue
	Nine Months Ended January 31,
	2021	2020
Beginning balance	$259,702	$170,666
Increases due to invoices issued, excluding amounts recognized as revenue during the period	274,292	175,469
Amounts transferred to deferred revenue from accrued expenses and other liabilities upon entering into contracts with customers, net of revenue recognized during the period	5,424	—
Increase from acquisition, net of revenue recognized	—	6,147
Revenue recognized that was included in deferred revenue balance at beginning of period	(205,408)	(142,488)
Ending balance	$334,010	$209,794
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
The Company determines the period of benefit for commissions paid for the acquisition of an initial subscription contract by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates in proportion to their respective contract values. Accordingly, commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid related to renewal contracts are amortized based on the pattern of the associated revenue recognition over the related contractual renewal period. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.
The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the nine months ended January 31, 2021.
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Nine Months Ended January 31,
	2021	2020
Beginning balance	$43,549	$26,150
Capitalization of contract acquisition costs	57,093	26,331
Amortization of deferred contract acquisition costs	(28,455)	(20,581)
Ending balance	$72,187	$31,900
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

Balance at April 30, 2020	$1,247
Cumulative-effect adjustment from adoption of ASU 2016-13	(367)
Provision	3,441
Write-offs	(2,490)
Balance at January 31, 2021	$1,831

7.Commitments and Contingencies
Cloud Hosting Commitments
During the nine months ended January 31, 2021, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Letters of Credit
The Company had a total of $2.2 million in letters of credit outstanding in favor of certain landlords for office space as of January 31, 2021.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of January 31, 2021.
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
Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Operating lease cost	$2,234	$2,317	$6,518	$6,280
Short-term lease cost	507	867	1,859	2,398
Variable lease cost	182	1,310	471	1,618
Total lease cost	$2,923	$4,494	$8,848	$10,296

Lease term and discount rate information are summarized as follows:

As of January 31, 2021
Weighted average remaining lease term (years)	4.07
Weighted average discount rate	5.01%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of January 31, 2021 were as follows (in thousands):

Years Ending April 30,
2021 (remaining three months)	$2,353
2022	9,041
2023	8,535
2024	7,272
2025	5,891
Thereafter	2,802
Total minimum lease payments	35,894
Less imputed interest	(3,949)
Present value of future minimum lease payments	31,945
Less current lease liabilities	(8,176)
Operating lease liabilities, non-current	$23,769

9.Ordinary Shares
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through January 31, 2021.
Ordinary Shares Reserved for Issuance
The Company had reserved shares of ordinary shares for issuance as follows:

	As of January 31, 2021	As of April 30, 2020
Stock options issued and outstanding	8,494,795	15,260,506
RSUs issued and outstanding	3,367,818	2,472,092
Remaining shares available for future issuance under the 2012 Plan	15,685,244	12,461,850
Total ordinary shares reserved	27,547,857	30,194,448
Convertible Preference Shares
The Company's board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company's shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of January 31, 2021, there were no convertible preference shares issued or outstanding.

10.Equity Incentive Plans
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and a duly authorized committee may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Company’s board of directors, compensation committee or a duly authorized committee determines the vesting schedule for all equity-based awards. Stock options granted to new employees under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months subject to the employees continued service to the Company. Refresh grants to existing employees generally vest monthly over four years subject to the employees continued service to the Company. RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting semi-annually over the next three years, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest semi-annually over a period of four years, subject to the grantee’s continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.
The equity awards available for grant for the periods presented were as follows:

Nine Months Ended January 31, 2021
Available at beginning of period	12,461,850
Awards authorized	4,142,849
Stock options granted	(194,098)
Stock options cancelled	766,067
RSUs granted	(1,809,891)
RSUs cancelled	318,467
Available at end of period	15,685,244
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
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2020	15,260,506	$14.17	7.27	$767,795
Stock options granted	194,098	$136.31
Stock options exercised	(6,192,264)	$10.94
Stock options cancelled	(766,067)	$18.51
Stock options assumed in acquisition cancelled	(1,478)	$71.98
Balance as of January 31, 2021	8,494,795	$18.90	6.93	$1,130,286
Exercisable as of January 31, 2021	4,620,718	$13.77	6.60	$638,537

Stock options exercisable include 182,296 stock options that were unvested as of January 31, 2021.
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value of stock options granted was $83.71 and $78.06 for the three and nine months ended January 31, 2021, respectively. The weighted-average grant-date fair value of stock options granted was $50.92 for the nine months ended January 31, 2020.
As of January 31, 2021, the Company had unrecognized stock-based compensation expense of $43.6 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.72 years.
RSUs
During the nine months ended January 31, 2021, the Company granted 1,809,891 RSUs at a weighted-average grant date fair value of $124.54 per unit.
During the nine months ended January 31, 2021, the Company cancelled 80,839 cash settled RSUs and contemporaneously granted 80,839 equity settled RSUs. The modification of the awards and related change in the classification of awards from liability-classified to equity-classified was accounted under the provisions of ASC 718 - Stock Compensation. Prior to the conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method, which resulted in a non-cash stock-based compensation expense of $2.5 million. Additionally, upon modification of the awards, the Company reclassified $2.7 million stock-based compensation liability to additional-paid in capital.
As of January 31, 2021, the Company had unrecognized stock-based compensation expense of $303.5 million related to equity settled RSUs that the Company expects to recognize over a weighted-average period of 3.22 years.
The following table summarizes RSU activity for the 2012 Plan:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2020	2,472,092	$66.78
RSUs granted	1,809,891	$124.54
RSUs released	(595,698)	$71.77
RSUs cancelled	(318,467)	$64.01
Outstanding and unvested at January 31, 2021	3,367,818	$97.20
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Cost of revenue—cost of subscription—self-managed and SaaS	$1,839	$1,008	$5,065	$2,869
Cost of revenue—professional services	1,359	879	3,287	2,078
Research and development	9,516	6,256	24,309	17,087
Sales and marketing	8,372	4,540	22,519	13,506
General and administrative	4,141	2,905	10,125	7,235
Total stock-based compensation expense	$25,227	$15,588	$65,305	$42,775

11.Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(37,974)	$(44,281)	$(86,133)	$(136,023)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	88,341,038	80,737,237	86,296,028	77,713,604
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.43)	$(0.55)	$(1.00)	$(1.75)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Nine Months Ended January 31,
	2021	2020
Stock options	8,494,795	16,836,324
Equity settled RSUs	3,345,305	2,223,605
Contingently issuable shares	235,031	235,031
Total	12,075,131	19,294,960

12.Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $1.1 million and $0.7 million for the three months ended January 31, 2021 and 2020, respectively, and a provision of $2.2 million and $0.8 million for the nine months ended January 31, 2021 and 2020, respectively. The provision for income taxes was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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

13.Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $2.7 million and $2.0 million of expense related to the 401(k) Plan during the three months ended January 31, 2021 and 2020, respectively and $8.2 million and $5.7 million for the nine months ended January 31, 2021 and 2020, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $1.5 million and $1.1 million of expense during the three months ended January 31, 2021 and 2020, respectively and $3.8 million and $2.7 million for the nine months ended January 31, 2021 and 2020, respectively.

14.Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
United States	$83,153	$63,195	$235,188	$169,658
Rest of world	73,962	49,986	195,691	134,339
Total revenue	$157,115	$113,181	$430,879	$303,997
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of January 31, 2021	As of April 30, 2020
United States	$26,904	$30,373
United Kingdom	2,945	5,854
The Netherlands	7,223	3,529
Rest of world	933	787
Total long-lived assets	$38,005	$40,543

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
In February 2021, with the release of version 7.11 of the Elastic Stack, we changed the way we license Elasticsearch and Kibana, the visualization layer for data stored in Elasticsearch. We moved the source code that had historically been licensed under the Apache License, Version 2.0 open source license (“Apache 2.0”), to be dual licensed under the Elastic License 2.0 (“ELv2”), our proprietary source available license, and the Server Side Public License Version 1.0 (“SSPL”), at the user’s election. ELv2 is a permissive source available license, allowing free use, modification, creation of derivative works, and redistribution, while providing protection from cloud service providers who offer these products as a service without collaborating with us. SSPL is a source available license that provides many of the freedoms of an open source license, but with certain restrictions. This source code license change had no effect on our customers or the vast majority of our users.
We believe that our free and open distribution strategy drives a number of benefits for our users, our customers, and our company. It facilitates rapid and efficient developer adoption, particularly by empowering individual developers to download and use our software without payment, registration, or the friction of a formal sales interaction. It fosters a vibrant developer community around our products and solutions, which drives adoption of our products and increased interaction among users. Further, this approach enables community review of our code and products, which allows us to improve the reliability and security of our software.
We generate revenue primarily from sales of subscriptions for our software. We offer various paid subscription tiers that provide different levels of access to proprietary features and support. We do not sell support separately. Our subscription agreements for self-managed deployments typically have terms of one to three years and we usually bill for them annually in advance. Elastic Cloud customers may purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration. Subscriptions accounted for 93% and 92% of total revenue in the nine months ended January 31, 2021 and 2020, respectively. We also generate revenue from consulting and training services.
We had over 13,800 customers as of January 31, 2021 compared to over 10,500 as of January 31, 2020. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. All affiliated entities are typically counted as a single customer. The annual contract value (“ACV”) of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV. The number of customers who represented greater than $100,000 in ACV was over 670 as of January 31, 2021 compared to over 570 as of January 31, 2020.
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
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 2,084 employees as of January 31, 2021.
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
In response to the COVID-19 pandemic and in an effort to focus on maintaining business continuity and preparing for the future and long-term success of our business, we have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including modifying our business practices, such as suspending employee travel, adapting employee work locations, and holding events and trainings virtually. Further, we also temporarily reduced the pace of our investments in our business in response to the COVID-19 pandemic in the first quarter of fiscal 2021, but began to gradually increase our investments in our business since then. We intend to continue to increase the pace of our investments in the business in the fourth quarter of fiscal 2021 and in fiscal 2022. We continue to monitor the major impacts of the COVID-19 pandemic and make changes in our business as appropriate, in response to such impacts. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional risks.

Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Growing the Elastic community. Our strategy consists of providing access to source available software, on both a free and paid basis and fostering a community of users and developers. Our strategy is designed to pursue what we believe to be significant untapped potential for the use of our technology. After developers begin to use our software and start to participate in our developer community, they become more likely to apply our technology to additional use cases and evangelize our technology within their organizations. This reduces the time required for our sales force to educate potential leads on our solutions. In order to capitalize on our opportunity, we intend to make further investments to keep the Elastic Stack accessible and well known to software developers around the world. We intend to continue to invest in our products and support and engage our user base and developer community through content, events, and conferences in the U.S. and internationally. Our results of operations may fluctuate as we make these investments.
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
An indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the ACV of customers that have entered into annual subscription agreements. To calculate an expansion rate as of the end of a given month, we start with the ACV from all such customers as of twelve months prior to that month end, or Prior Period Value. We then calculate the ACV from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. We believe that our Net Expansion Rate provides useful information about the evolution of our business’ existing customers. The Net Expansion Rate includes the dollar-weighted value of our subscriptions that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate continued to be over 130% for the three months ended January 31, 2021.
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
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of SaaS products that includes Elasticsearch Service, Site Search Service, and App Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for SaaS deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. Elastic Cloud contributed 27% and 21% to our total revenue for the nine months ended January 31, 2021 and 2020, respectively. We believe that offering a SaaS deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting costs.

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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Revenue
License - self-managed	$15,280	$14,495	$45,673	$36,674
Subscription - self-managed and SaaS	131,969	89,703	357,127	241,593
Total subscription revenue	147,249	104,198	402,800	278,267
Professional services	9,866	8,983	28,079	25,730
Total revenue	157,115	113,181	430,879	303,997
Cost of revenue (1)(2)(3)
Cost of license - self-managed	346	347	1,039	602
Cost of subscription - self-managed and SaaS	31,426	23,196	86,464	60,832
Total cost of revenue - subscription	31,772	23,543	87,503	61,434
Cost of professional services	10,196	9,862	27,744	26,983
Total cost of revenue	41,968	33,405	115,247	88,417
Gross profit	115,147	79,776	315,632	215,580
Operating expenses(1)(2)(3)(4)
Research and development	51,400	46,119	143,766	119,779
Sales and marketing	71,087	54,829	191,712	160,860
General and administrative	27,121	21,096	72,555	71,472
Total operating expenses	149,608	122,044	408,033	352,111
Operating loss (1)(2)(3)(4)	(34,461)	(42,268)	(92,401)	(136,531)
Other income (expense), net	(2,377)	(1,339)	8,424	1,276
Loss before income taxes	(36,838)	(43,607)	(83,977)	(135,255)
Provision for income taxes	1,136	674	2,156	768
Net loss	$(37,974)	$(44,281)	$(86,133)	$(136,023)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue
Cost of subscription - self managed and SaaS	$1,839	$1,008	$5,065	$2,869
Cost of professional services	1,359	879	3,287	2,078
Research and development	9,516	6,256	24,309	17,087
Sales and marketing	8,372	4,540	22,519	13,506
General and administrative	4,141	2,905	10,125	7,235
Total stock-based compensation expense	$25,227	$15,588	$65,305	$42,775
(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue
Cost of subscription - self managed and SaaS	$267	$21	$487	$321
Cost of professional services	322	16	424	136
Research and development	1,243	238	2,702	1,886
Sales and marketing	1,723	335	3,494	2,816
General and administrative	2,130	129	3,329	1,489
Total employer payroll taxes on employee stock-based transactions	$5,685	$739	$10,436	$6,648
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue
Cost of license - self-managed	$346	$347	$1,039	$602
Cost of subscription - self-managed and SaaS	1,764	2,660	5,289	4,057
Sales and marketing	1,428	1,451	4,302	1,859
Total amortization of acquired intangibles	$3,538	$4,458	$10,630	$6,518
(4) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Research and development	$—	$—	$—	$34
Sales and marketing	—	395	—	508
General and administrative	—	933	—	17,220
Total acquisition-related expenses	$—	$1,328	$—	$17,762

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenue
License - self-managed	10%	13%	10%	12%
Subscription - self-managed and SaaS	84%	79%	83%	80%
Total subscription revenue	94%	92%	93%	92%
Professional services	6%	8%	7%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	20%	21%	20%	20%
Total cost of revenue - subscription	20%	21%	20%	20%
Cost of professional services	7%	9%	7%	9%
Total cost of revenue	27%	30%	27%	29%
Gross profit	73%	70%	73%	71%
Operating expenses(1)(2)(3)(4)
Research and development	33%	41%	33%	39%
Sales and marketing	45%	48%	45%	53%
General and administrative	17%	18%	17%	24%
Total operating expenses	95%	107%	95%	116%
Operating loss (1)(2)(3)(4)	(22)%	(37)%	(22)%	(45)%
Other income (expense), net	(1)%	(2)%	3%	0%
Loss before income taxes	(23)%	(39)%	(19)%	(45)%
Provision for income taxes	1%	0%	1%	0%
Net loss	(24)%	(39)%	(20)%	(45)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Cost of revenue
Cost of subscription - self managed and SaaS	1%	1%	1%	1%
Cost of professional services	1%	1%	1%	1%
Research and development	6%	5%	6%	6%
Sales and marketing	5%	4%	5%	4%
General and administrative	3%	3%	2%	2%
Total stock-based compensation expense	16%	14%	15%	14%
 (2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Cost of revenue
Cost of subscription - self managed and SaaS	0%	0%	0%	0%
Cost of professional services	0%	0%	0%	0%
Research and development	1%	0%	0%	1%
Sales and marketing	1%	1%	1%	1%
General and administrative	2%	0%	1%	0%
Total employer payroll taxes on employee stock-based transactions	4%	1%	2%	2%

(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Cost of revenue
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	1%	3%	1%	1%
Sales and marketing	1%	1%	1%	1%
Total amortization of acquired intangibles	2%	4%	2%	2%
 (4) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Research and development	0%	0%	0%	0%
Sales and marketing	0%	0%	0%	0%
General and administrative	0%	1%	0%	6%
Total acquisition-related expenses	0%	1%	0%	6%
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

	(dollars in thousands)
Gross profit	$115,147	$79,776	$315,632	$215,580
Stock-based compensation expense	3,198	1,887	8,352	4,947
Employer payroll taxes on employee stock transactions	589	37	911	457
Amortization of acquired intangibles	2,110	3,007	6,328	4,659
Non-GAAP gross profit	$121,044	$84,707	$331,223	$225,643
Gross margin	73%	70%	73%	71%
Non-GAAP gross margin (non-GAAP gross profit as a percentage of revenue)	77%	75%	77%	74%
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

	(dollars in thousands)
Operating loss	$(34,461)	$(42,268)	$(92,401)	$(136,531)
Stock-based compensation expense	25,227	15,588	65,305	42,775
Employer payroll taxes on employee stock transactions	5,685	739	10,436	6,648
Amortization of acquired intangibles	3,538	4,458	10,630	6,518
Acquisition-related expenses	—	1,328	—	17,762
Non-GAAP operating loss	$(11)	$(20,155)	$(6,030)	$(62,828)
Operating margin	(22)%	(37)%	(21)%	(45)%
Non-GAAP operating margin (non-GAAP operating loss as a percentage of revenue)	—%	(18)%	(1)%	(21)%
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities less purchases of property and equipment. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment, can be used for strategic initiatives, including investing in our business and selectively pursuing acquisitions and strategic investments. We further believe that historical and future trends in free cash flow and free cash flow margin, even if negative, provide useful information about the amount of net cash provided by (used in) operating activities that is available (or not available) to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

	(dollars in thousands)
Net cash provided by (used in) operating activities	$19,401	$(23,227)	$24,110	$(24,631)
Purchases of property and equipment	(1,076)	(1,007)	(2,732)	(4,237)
Free cash flow	$18,325	$(24,234)	$21,378	$(28,868)
Net cash used in investing activities	$(1,076)	$(1,007)	$(1,412)	$(28,610)
Net cash provided by financing activities	$22,324	$11,024	$67,554	$47,698
Net cash provided by (used in) operating activities (as a percentage of total revenue)	13%	(20)%	6%	(8)%
Less: Purchases of property and equipment (as a percentage of total revenue)	(1)%	(1)%	(1)%	(1)%
Free cash flow margin	12%	(21)%	5%	(9)%
Calculated Billings
We define calculated billings as total revenue plus the increase in total deferred revenue as presented on or derived from our condensed consolidated statements of cash flows less the (increase) decrease in total unbilled accounts receivable in a given period. Calculated billings exclude deferred revenue and unbilled accounts receivable acquired through acquisitions in the period of the acquisition. We typically invoice our customers annually in advance, and to a lesser extent multi-year in advance, quarterly in advance, monthly in advance, monthly in arrears or upon delivery. Our management uses calculated billings to understand and evaluate our near-term cash flows and operating results.
The following table presents our calculated billings for the periods presented and a reconciliation of calculated billings to total revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

	(in thousands)
Total revenue	$157,115	$113,181	$430,879	$303,997
Add: Increase in deferred revenue	18,877	9,188	53,309	33,666
Less: Decrease (increase) in unbilled accounts receivable	(2,790)	535	(3,214)	(64)
Calculated billings	$173,202	$122,904	$480,974	$337,599
 Calculated billings increased 41% for the three months ended January 31, 2021 over the three months ended January 31, 2020 and 42% for the nine months ended January 31, 2021 over the nine months ended January 31, 2020. As calculated billings continue to grow in absolute terms, we expect our calculated billings growth rate to trend down over time. We also expect that calculated billings will be affected by quarterly fluctuations and seasonality based on the timing of entering into new agreements with customers, the timing of renewals, and the mix between annual and monthly contracts entered in each reporting period. Foreign exchange rate movements may also impact calculated billings.

Comparison of Three Months Ended January 31, 2021 and 2020
Revenue

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Revenue
License - self-managed	$15,280	$14,495	$785	5%
Subscription - self-managed and SaaS	131,969	89,703	42,266	47%
Total subscription revenue	147,249	104,198	43,051	41%
Professional services	9,866	8,983	883	10%
Total revenue	$157,115	$113,181	$43,934	39%
Total revenue increased by $43.9 million, or 39%, in the three months ended January 31, 2021, compared to the same period of the prior year.
Total subscription revenue increased $43.1 million, or 41%, in the three months ended January 31, 2021 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 13,800 customers compared to over 10,500 customers in the same period of the prior year.
Professional services revenue increased by $0.9 million, or 10%, in the three months ended January 31, 2021, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings. However, growth slowed in the three months ended January 31, 2021 as some services projects were delayed primarily due to the effects of the COVID-19 pandemic.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$346	$347	$(1)	—%
Cost of subscription - self-managed and SaaS	31,426	23,196	8,230	35%
Total cost of revenue - subscription	31,772	23,543	8,229	35%
Cost of professional services	10,196	9,862	334	3%
Total cost of revenue	$41,968	$33,405	$8,563	26%
Gross profit	$115,147	$79,776	$35,371	44%
Gross margin:
License - self-managed	98%	98%
Subscriptions - self-managed and SaaS	76%	74%
Total subscription margin	78%	77%
Professional services	(3)%	(10)%
Total gross margin	73%	70%
Total cost of subscription revenue increased by $8.2 million, or 35%, in the three months ended January 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $6.3 million in cloud hosting costs, an increase of $2.3 million in personnel and related costs, and an increase of $0.3 million in partner fees. These increases were partially offset by a decrease of $0.9 million in amortization of acquired intangibles. The increase in personnel and related costs includes an increase of $1.3 million in salaries and related taxes and $0.8 million in stock-based compensation.
Total subscription margin increased to 78% for the three months ended January 31, 2021 from 77% for the three months ended January 31, 2020.

Cost of professional services revenue increased by $0.3 million, or 3%, in the three months ended January 31, 2021 compared to the same period of the prior year. This increase was due to an increase of $1.5 million in personnel and related costs, primarily due to growth in headcount, offset by a decrease of $0.8 million in travel costs due to COVID-19 travel restrictions and a $0.4 million decrease in facilities costs as we shifted to virtual delivery of professional services in light of restrictions due to COVID-19.
Gross margin for professional services revenue was (3)% in the three months ended January 31, 2021 compared to (10)% for the three months ended January 31, 2020. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services revenue. The cost of professional services remained relatively flat due to a decrease in travel related costs as we shifted to virtual delivery of professional services in light of travel restrictions due to COVID-19. We continue to invest in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future once travel restrictions lift. Our gross margin for professional services may fluctuate, decline or be negative in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Research and development	$51,400	$46,119	$5,281	11%
Research and development expense increased by $5.3 million, or 11%, in the three months ended January 31, 2021 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $7.5 million and software and equipment expense increased $0.9 million primarily as a result of growth in headcount. These increases were partially offset by a decrease in travel expenses of $3.1 million due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs included an increase of $4.0 million in salaries and related taxes and an increase of $3.3 million in stock-based compensation expense.
Sales and marketing

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Sales and marketing	$71,087	$54,829	$16,258	30%
Sales and marketing expense increased by $16.3 million, or 30%, in the three months ended January 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $16.4 million in personnel and related costs and a $0.5 million increase in software and equipment expense as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased by $1.8 million. These increases were partially offset by a decrease of $2.8 million in travel expenses due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs included an increase of $8.6 million in salaries and related taxes, an increase of $3.8 million in stock-compensation expense costs and an increase of $3.4 million in commissions expense related to the amortization of contract acquisition costs.
General and administrative

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(dollars in thousands)
General and administrative	$27,121	$21,096	$6,025	29%
General and administrative expense increased by $6.0 million, or 29%, in the three months ended January 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $3.6 million in personnel and related costs, including increases of $2.9 million in salaries and related taxes and $1.2 million in stock-based compensation, due to growth in headcount.  In addition, bad debt expense increased by $2.0 million due to expected credit losses on accounts receivable as of January 31, 2021.

Other Expense, Net

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Other expense, net	$(2,377)	$(1,339)	$(1,038)	78%
Other expense, net increased $1.0 million in the three months ended January 31, 2021 compared to the same period of the prior year. This net increase in expense was primarily due to a decrease of $0.9 million in interest income and a decrease of $0.3 million in other income. These were partially offset by a decrease in foreign currency loss by $0.1 million relating to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
Provision for Income Taxes

	Three Months Ended January 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Provision for income taxes	$1,136	$674	$462	69%
The provision for income taxes was $1.1 million in the three months ended January 31, 2021 compared to $0.7 million for the same period in the prior year. Our effective tax rate was (3)% and (2)% of our net loss before taxes for the three months ended January 31, 2021 and 2020, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions.
Comparison of Nine Months Ended January 31, 2021 and 2020
Revenue

	Nine Months Ended January 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue
License - self-managed	$45,673	$36,674	$8,999	25%
Subscription - self-managed and SaaS	357,127	241,593	115,534	48%
Total subscription revenue	402,800	278,267	124,533	45%
Professional services	28,079	25,730	2,349	9%
Total revenue	$430,879	$303,997	$126,882	42%
Total revenue increased by $126.9 million, or 42%, in the nine months ended January 31, 2021, compared to the same period of the prior year.
Total subscription revenue increased $124.5 million, or 45%, in the nine months ended January 31, 2021 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions and we grew our subscription customer base to over 13,800 customers compared to over 10,500 customers in the same period of the prior year.
Professional services revenue increased by $2.3 million, or 9%, in the nine months ended January 31, 2021, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Nine Months Ended January 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$1,039	$602	$437	73%
Cost of subscription - self-managed and SaaS	86,464	60,832	25,632	42%
Total cost of revenue - subscription	87,503	61,434	26,069	42%
Cost of professional services	27,744	26,983	761	3%
Total cost of revenue	$115,247	$88,417	$26,830	30%
Gross profit	$315,632	$215,580	$100,052	46%
Gross margin:
License - self-managed	98%	98%
Subscriptions - self-managed and SaaS	76%	75%
Total subscription margin	78%	78%
Professional services	1%	(5)%
Total gross margin	73%	71%
Total cost of subscription revenue increased by $26.1 million, or 42%, in the nine months ended January 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $18.4 million in cloud hosting costs and an increase of $6.0 million in personnel and related costs due to growth in headcount in our support organization. In addition, amortization of acquired intangible assets increased by $1.2 million. These increases were partially offset by a decrease of $1.5 million in travel expenses due to COVID-19 related travel restrictions. The increase in personnel and related costs includes an increase of $3.0 million in salaries and related taxes, an increase of $2.2 million in stock-based compensation expense and a $0.5 million increase in employee benefits expense.
Total subscription margin was flat at 78% for the each of the nine months ended January 31, 2021 compared to the nine months ended January 31, 2020.
Cost of professional services revenue increased by $0.8 million, or 3%, in the nine months ended January 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $4.7 million in personnel and related costs, including increases of $3.7 million in salaries and related taxes and $1.2 million in stock-based compensation. These increases were partially offset by a decrease of $3.0 million in travel expenses and a decrease of $1.0 million in training facility costs due to COVID-19 related restrictions.
Gross margin for professional services revenue was 1% in the nine months ended January 31, 2021 compared to (5)% in the nine months ended January 31, 2020. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services. The cost of professional services remained relatively flat due to a decrease in travel related costs as we shifted to a virtual delivery of professional services in light of travel restrictions due to COVID-19. In recent periods, we have invested in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future once travel restrictions lift. Our gross margin for professional services may fluctuate, decline or be negative in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Nine Months Ended January 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$143,766	$119,779	$23,987	20%
Research and development expense increased by $24.0 million, or 20%, in the nine months ended January 31, 2021 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $26.1 million and software and equipment expense increased $2.4 million primarily as a result of growth in headcount. Cloud hosting costs also increased $1.4 million. These increases were partially offset by a decrease in travel expenses of $6.8 million due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs includes an increase of $16.5 million in salaries and related taxes, an increase of $7.2 million in stock-based compensation expense and an increase of $2.1 million in employee benefits expense.
Sales and marketing

	Nine Months Ended January 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$191,712	$160,860	$30,852	19%
Sales and marketing expense increased by $30.9 million, or 19%, in the nine months ended January 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $33.9 million in personnel related costs and a $0.6 million increase in software and equipment charges as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased $4.9 million, primarily related to our virtual user conference held during the nine months ended January 31, 2021, and amortization of intangible assets increased $2.4 million due to addition of intangible assets acquired through the Endgame acquisition in the nine months ended January 31, 2020. These increases were partially offset by a decrease of $11.9 million in travel expenses due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs includes an increase of $14.7 million in salaries and related taxes, an increase of $9.0 million in stock-based compensation expense, an increase of $6.9 million in commissions expense related to the amortization of contract acquisition costs and an increase of $2.3 million in employee benefits expense.
General and administrative

	Nine Months Ended January 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$72,555	$71,472	$1,083	2%
General and administrative expense increased by $1.1 million, or 2%, in the nine months ended January 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $2.3 million in bad debt expense related to expected credit losses on accounts receivable, an increase of $1.1 million in insurance and related taxes, and an increase of $1.0 million in consulting expense. Additionally, software and equipment expense increased by $0.4 million. These increases were largely offset by a decrease in legal and professional fees of $1.8 million due to the acquisition activities in the nine months ended January 31, 2020, a decrease of $1.5 million in travel expenses due to COVID-19 travel restrictions and a decrease of $1.2 million in personnel related costs. Personnel and related costs include a decrease of $12.3 million due to acquisition related compensation during the nine months ended January 31, 2020. This decrease was largely offset by an increase of $6.9 million in salaries and related taxes, an increase of $2.9 million in stock-based compensation expense and an increase of $0.5 million in employee benefits expense.
Other Income, Net

	Nine Months Ended January 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income, net	$8,424	$1,276	$7,148	560%
Other income, net increased $7.1 million, or 560%, in the nine months ended January 31, 2021 compared to the same period of the prior year. This increase was due to a foreign currency gain of $8.3 million in nine months ended January 31, 2021 compared to a foreign currency loss of $2.4 million in the nine months ended January 31, 2020 primarily relating to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The foreign currency gains were partially offset by a decrease of $3.5 million in interest income due to lower interest rates.
Provision for Income Taxes

	Nine Months Ended January 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$2,156	$768	$1,388	181%

The provision for income taxes increased $1.4 million in the nine months ended January 31, 2021 compared to the same period in the prior year. Our effective tax rate was (3)% and (1)% of our net loss before taxes for the nine months ended January 31, 2021 and 2020, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax provision expense from the prior year is due to increase in income in foreign jurisdictions and increase in withholding taxes.
Liquidity and Capital Resources
Through January 31, 2021, we have financed our operations principally through sales of our equity securities, as well as payments received from customers.
As of January 31, 2021, we had cash and cash equivalents and restricted cash of $393.1 million and $2.4 million, respectively, and working capital of $202.6 million. Our restricted cash consists primarily of cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $570.0 million as of January 31, 2021. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$24,110	$(24,631)
Net cash used in investing activities	$(1,412)	$(28,610)
Net cash provided by financing activities	$67,554	$47,698
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the nine months ended January 31, 2021 was $24.1 million, which resulted from a net loss of $86.1 million adjusted for non-cash charges of $102.1 million and net cash inflow of $8.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $65.3 million for stock-based compensation expense, $28.5 million for amortization of deferred contract acquisition costs, $12.9 million of depreciation and intangible asset amortization expense and $5.3 million in non-cash operating lease costs which were partially offset by a foreign currency transaction gain of $9.5 million and an increase in deferred income taxes of $0.3 million. The net cash inflow from changes in operating assets and liabilities was the result of an increase of $53.3 million in deferred revenue, a decrease in accounts receivable of $15.2 million and a decrease of $10.1 million in prepaid expenses and other assets. These inflows were partially offset by an increase in deferred contract acquisition costs of $54.6 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, a net decrease of $10.5 million in accounts payable, accrued expenses, accrued compensation and benefits and a $5.4 million decrease in operating lease liabilities.
Net cash used in operating activities during the nine months ended January 31, 2020 was $24.6 million, which resulted from a net loss of $136.0 million adjusted for non-cash charges of $86.4 million and net cash inflow of $24.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $42.8 million for stock-based compensation expense, $20.6 million for amortization of deferred contract acquisition costs, $8.8 million of non-cash acquisition-related costs, $8.6 million of depreciation and intangible asset amortization expense and $5.2 million in non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was the result of an increase of $33.7 million in deferred revenue, a net increase of $12.0 million in accounts payable, accrued expenses, accrued compensation and benefits and a $10.9 million decrease in accounts receivable. These inflows were partially offset by an increase in deferred contract acquisition costs of $26.4 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, a $4.6 million decrease in operating lease liabilities and an increase of $0.6 million in prepaid expenses and other assets.
Net Cash Used in Investing Activities
Net cash used in investing activities during the nine months ended January 31, 2021 was $1.4 million due to $2.7 million of capital expenditures, offset by cash provided by other investing activities of $1.3 million.
Net cash used in investing activities during the nine months ended January 31, 2020 was $28.6 million due to $24.4 million used in the acquisition of Endgame and $4.2 million of capital expenditures during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the nine months ended January 31, 2021 was $67.6 million due to proceeds from option exercises during the period.
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
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $395.5 million as of January 31, 2021. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our net loss. As a component of other income, net, we recognized a foreign currency transaction gain of $8.3 million and a foreign currency transaction loss of $2.4 million in the nine months ended January 31, 2021 and January 31, 2020, respectively.
As of January 31, 2021, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would have an impact of approximately $8.9 million on our cash, cash equivalents, and restricted cash balances.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business, industry and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, the impact of the ongoing COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation continues to change rapidly and additional impacts may arise that we are not aware of currently.
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
•Our decision to no longer offer Elasticsearch and Kibana under an open source license may harm the adoption of Elasticsearch and Kibana.
•We could be negatively impacted if the Elastic License or the Server Side Public License under which some of our software is licensed are not enforceable.
•Because of the permissive rights accorded to third parties under our open source and source available licenses, there are limited technological barriers to entry into the markets in which we compete.
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
•Third parties may offer inadequate or defective implementations of software that we have previously made available under an open source license and our reputation could be harmed.
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
•Our use of third-party open source software within our products could negatively affect our ability to sell our products and subject us to possible litigation.
•One of our marketing strategies is to offer some of our product features for free and to provide free trials to some of our paid features, and we may not be able to realize the benefits of this strategy.
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
The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The continued spread of the COVID-19 pandemic and the resurgence of infection rates has caused us to continue to modify our business practices (including suspending employee travel, adapting employee work locations, and holding events and trainings virtually), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which COVID-19 and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. It has been and, until the COVID-19 pandemic is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results. The magnitude and duration of the disruption and resulting decline in business activity remains uncertain and could negatively impact our sales and marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to deliver professional services, our ability to recruit employees across the organization which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges, any of which could harm our business. Additionally, as we begin to re-open certain of our offices where local authorities have indicated it is safe to do so, our efforts to re-open them safely may not be successful, could expose our personnel to health risks and could involve additional costs that may adversely affect our business.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 13,800 as of January 31, 2021. As the COVID-19 pandemic continues, our number of customers may fluctuate. Further, our employee headcount may continue to change as we assess and modify as necessary our pace of hiring in light of our growth plans as well as any uncertainties related to the COVID-19 pandemic. The growth and expansion of our business and offerings places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
We have incurred losses in all years since our incorporation. We incurred a net loss of $86.1 million in the nine months ended January 31, 2021 and $167.2 million, $102.3 million and $52.7 million in the years ended April 30, 2020, 2019 and 2018, respectively. As a result, we had an accumulated deficit of $570.0 million as of January 31, 2021. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. We have, however, experienced in the quarter ended January 31, 2021 and may continue to experience net decreases in certain operating expenses as a result of the COVID-19 pandemic due to a decrease in travel and related expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
•Certain cloud hosting providers, including Amazon Web Services, that offer SaaS products based on components of the Elastic Stack licensed under an open source license. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
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
•general political, economic, industry and market conditions, including developments resulting from the recent United States presidential and congressional elections and change of administration in the United States;
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
We offer certain features of our products with no payment required. Customers purchase subscriptions in order to gain access to additional functionality and support. Our future success depends on our ability to sell our subscriptions to new customers, including to large enterprises, and to expand the deployment of our offerings with existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions. Our ability to sell new subscriptions depends on a number of factors, including the prices of our offerings, the prices of products offered by our competitors, and the budgets of our customers. We also face difficulty in displacing the products of incumbent competitors. In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our customers purchase additional subscriptions and expand the value of existing subscriptions depends on a number of factors, including customers’ level of satisfaction with our offerings, the nature and size of the deployments, the desire to address additional use cases, and the perceived need for additional features, as well as general economic conditions. We rely in large part on our customers to identify new use cases for our products in order to expand such deployments and grow our business. If our customers do not recognize the potential of our offerings, our business would be materially and adversely affected. If our efforts to sell subscriptions to new customers and to expand deployments at existing customers are not successful, our total revenue and revenue growth rate may decline and our business will suffer.
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
Our decision to no longer offer Elasticsearch and Kibana under an open source license may harm the adoption of Elasticsearch and Kibana.
In February 2021, with the release of version 7.11 of the Elastic Stack, we moved the source code that had historically been licensed under Apache 2.0, to be dual licensed under ELv2 and SSPL, at the user’s election. Neither the Elastic License nor the SSPL has been approved by the Open Source Initiative or is included in the Free Software Foundation’s list of free software licenses. Further, neither has been interpreted by any court. While the vast majority of downloads of Elasticsearch and Kibana from mid-2018 through early 2021 were licensed under the Elastic License, the removal of the Apache 2.0 alternative could negatively impact certain developers for whom the availability of an open source license was important. In addition, some developers and the companies for whom they work may be hesitant to download or upgrade to new versions of Elasticsearch or Kibana under the Elastic License or SSPL because of uncertainty around how these licenses may be interpreted and enforced. Other developers, including competitors of Elastic such as Amazon, have announced that they will “fork” Elasticsearch and Kibana. In doing so, they will develop a new product based on the software, which they claim will continue to be licensed under Apache 2.0. The combination of uncertainty around our dual license model and the potential competition from the forked versions of our software may negatively impact adoption of Elasticsearch and Kibana, which in turn could lead to reduced brand and product awareness, ultimately leading to a decline in paying customers, which could harm our ability to grow our business or achieve profitability.
We could be negatively impacted if the Elastic License or SSPL under which some of our software is licensed are not enforceable.
We make the source code of our products available under Apache 2.0, the Elastic License, or dual licensed under the Elastic License and SSPL, depending on the product and version. Apache 2.0 is a permissive open source license that allows licensees to freely copy, modify and distribute Apache 2.0-licensed software provided that they meet certain conditions. The Elastic License is our proprietary source available license. The Elastic License permits licensees to use, copy, modify and distribute the licensed software provided that they do not offer access to the software as a cloud service, interfere with the license key or remove proprietary notices. SSPL is a source available license that is based on the GNU Affero General Public License (“AGPL”) open source license and permits licensees to copy, modify and distribute SSPL-licensed software, but expressly requires licensees that offer the SSPL-licensed software as a third-party service to open source all of the software that they use to offer such service. We rely upon the enforceability of the restrictions set forth in the Elastic License and SSPL to protect our proprietary interests. It is possible that a court could hold that the Elastic License or SSPL are unenforceable. If a court held that the Elastic License or SSPL or certain aspects of these licenses are unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the Elastic License or SSPL.
Because of the permissive rights accorded to third parties under our open source and source available licenses, there are limited technological barriers to entry into the markets in which we compete and it may be relatively easy for competitors, some of whom may have greater resources than we have, to enter our markets and compete with us.
Anyone may obtain access to source code for the features of our software that we have licensed under open source or source available licenses. Depending on the product and version of the Elastic software, this source code is either available under Apache 2.0, SSPL, or the Elastic License. Each of these licenses allow anyone, subject to compliance with the conditions of the applicable license, to redistribute our software in modified or unmodified form and use it to compete in our markets. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the rights granted to licensees of open source and source available software. It is possible for competitors to develop their own software, including software based on our products, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, Amazon offers some of the features that we had previously made available under an open source license as part of its Amazon Web Services offering. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon’s offerings may reduce the demand for our offerings and the pricing of Amazon’s offerings may limit our ability to adjust the price of our products. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of new software will not result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.
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
We may not achieve revenue growth from expanding our sales force if we are unable to hire, train, and retain talented and effective sales personnel. We depend on our sales force to obtain new customers and to drive additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the requisite skills and technical knowledge. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient sales personnel to support our growth, and as we introduce new products, solutions and marketing strategies, we may need to re-train existing sales personnel. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly as we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions, and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or our sales and marketing programs are not effective, our growth and results of operations could be negatively impacted and our business will be harmed.
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
Subscription revenue accounts for the substantial majority of our revenue, comprising 93%, 92% and 91% of total revenue in the nine months ended January 31, 2021 and the years ended April 30, 2020 and 2019, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.
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
If third parties offer inadequate or defective implementations of software that we have previously made available under an open source license, our reputation could be harmed.
Certain cloud hosting providers, including Amazon Web Services, provide SaaS offerings based on components of the Elastic Stack licensed under an open source license, using the names of those open source components in marketing such offerings. These offerings are not supported by us and come without any of our proprietary features. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology, or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their offerings. Users, customers, and potential customers could confuse these third-party products with our products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products. Any damage to our reputation and brand from defective implementations of our open source software could result in lost sales and lack of market acceptance of our products and could adversely affect our business and growth prospects.
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
Any security breach, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption to our networks and systems, or those of third parties upon which we rely, could result in the loss of confidential information, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. As a provider of security solutions, we may be specifically targeted by bad actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. If our security measures are breached as a result of third-party action, employee error, defect or bug in our products, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our confidential information or personal information or the confidential information or personal information of our customers, our reputation may be damaged, our business may suffer and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach.
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
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. There have been and may continue to be significant supply chain cyber attacks generally, and our third-party vendors and service providers may be targeted or impacted by such attacks. We cannot guarantee that our or our third-party vendors and service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information.
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Security risks are also heightened during the current COVID-19 pandemic as more individuals are working remotely and utilizing home networks for transmitting information. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers also may experience increased costs associated with security measures and increased risk of suffering cyberattacks.
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
In addition, our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions, capacity constraints, technical failures, natural disasters or fraud or security attacks. Our use of third-party open source software may increase this risk. If our website is unavailable or our users are unable to download our products or order subscriptions or services within a reasonable amount of time or at all, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for our products. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.
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
The sales prices for our offerings may decline or we may introduce new pricing models for a variety of reasons, including competitive pricing pressures, discounts, in anticipation of or in conjunction with the introduction of new offerings, or promotional programs. For example, during the year ended April 30, 2019, we reduced prices for some of our Elastic Cloud offerings in conjunction with launching new offerings. Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and channel partners are willing to pay in those countries and regions. Any decrease in the sales prices for our offerings, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely impacted by a shift in the mix of our subscriptions from self-managed to our cloud offering, which has a lower gross margin, as well as any increase in our mix of professional services relative to subscriptions. We cannot assure you that we will be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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
We believe our future success will depend, in part, on the growth in the adoption of Elastic Cloud, our family of SaaS products. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We believe that we must offer a family of SaaS products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. In the nine months ended January 31, 2021 and the years ended April 30, 2020 and 2019, Elastic Cloud contributed 27%, 22% and 17% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, security or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. For example, Amazon Web Services provides SaaS offerings based on components of the Elastic Stack licensed under an open source license. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon's offerings may reduce the demand for our offerings and the pricing of Amazon's offerings may limit our ability to adjust the price of our products. If we are not able to develop, market or deliver cloud-based offerings that satisfy customer requirements technically or commercially, or if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and evolving market.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of January 31, 2021, we had 21 issued U.S. patents, 48 pending U.S. patent applications, and 9 pending non-U.S. filings, including 1 patent cooperation treaty patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Our use of third-party open source software within our products could negatively affect our ability to sell our products and subject us to possible litigation.
Our technologies incorporate open source software from other developers, and we expect to continue to incorporate such open source software in our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure that we have not incorporated third-party open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Some open source projects have known vulnerabilities and architectural instabilities and as provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations and financial condition.

One of our marketing strategies is to offer some of our product features for free and to provide free trials of some of our paid features, and we may not be able to realize the benefits of this strategy.
We are dependent upon lead generation strategies, including offering free use of some of our product features and free trials of some of our paid features. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many users never convert from the free use model or from free trials to the paid versions of our products. To the extent that users do not become, or we are unable to successfully attract, paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
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
As of January 31, 2021, we had customers located in over 100 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of January 31, 2021, we had employees located in over 35 countries. Our current international operations involve and future initiatives will involve a variety of risks, including:
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
•political, economic and trade uncertainties or instability related to the effect of the United Kingdom's withdrawal from the European Union (Brexit), including the effects of the Trade and Cooperation Agreement between the European Union, the European Atomic Energy Community and the United Kingdom signed in December 2020, on the economies of United Kingdom, European Union, United States and other countries;
•the evolving relations between the United States and China;
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government sector, U.S. state government sector, or government sectors of countries other than the United States until we have attained the revised certification. For example, in July 2020, we obtained certification under the U.S. Federal Risk and Authorization Management Program at a moderate impact level; however, such certification is costly to maintain and if we were to lose our certification in the future, it would restrict our ability to sell to government customers. Government demand and payment for our offerings may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Sales to government agencies, including classified contracts, are subject to complex regulations. Failure to comply with such regulations could result in contract terminations or other adverse consequences, including but not limited to adversely affecting our eligibility to sell to government agencies in the future. Additionally, we rely on certain partners to provide technical support services to certain of our government entity customers to resolve any issues relating to our products. If our partners do not effectively assist our government entity customers in deploying our products, succeed in helping our government entity customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional offerings to new and existing government entity customers would be adversely affected and our reputation could be damaged.
Government entities may have statutory, contractual, or other legal rights to terminate contracts with us or our channel partners for convenience or due to a default, and any such termination may adversely affect our future results of operations. In addition, multi-year contracts with government entities are usually conditioned on annual fiscal funding actions that the relevant legislative or other decision-making body must take in order to fund each year of a contract. Such legislative or decision-making bodies may elect not to fund each year of a contract. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely affect our results of operations in a material way.
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
A portion of our subscriptions are generated and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly against the Euro. As a result of the COVID-19 pandemic, foreign currency exchange rates have been and could continue to be subject to increased volatility. The strengthening of the U.S. dollar increases the real cost of our offerings to our customers outside of the United States, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If the strength of the U.S. dollar increases, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
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

Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of personal data. The GDPR imposes significant obligations and risk upon our business and provides for substantial penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Further, the United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British Pounds or four percent of the group’s annual global turnover. Following the exit of the United Kingdom from the European Union however, aspects of U.K. data protection law and the relationship of the United Kingdom and the European Union in the medium to longer term remain unclear, including with respect to how data transfers to and from the United Kingdom will be regulated.
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
Our software and services, in some cases, are subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our software and services to certain countries and end-users for certain end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions in many cases prohibit the export of software and services to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world and are available, in many cases, for download without registration. In addition, because we incorporate encryption functionality into our products, we are also subject to certain provisions of these laws that apply to encryption items. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
In addition, various countries regulate the import of certain encryption software and technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products and services or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. The following developments could result in decreased use of our products and services by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets could adversely affect our business, financial condition and operating results.
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
•a gain or loss of investor confidence in the market for technology stocks or the stock market in general;
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
•announced or completed acquisitions of businesses or technologies by us or our competitors;
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
Our executive officers and directors together beneficially owned 20.9% of our ordinary shares outstanding as of January 31, 2021. As a result, these shareholders, acting together, will have significant influence over matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of association and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.
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

In addition, holders of an aggregate of 18,138,691 ordinary shares, based on shares outstanding as of January 31, 2021, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plan, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
If a U.S. person is treated as owning at least 10% of our ordinary shares, such U.S. person may be subject to adverse U.S. federal income tax consequences.
If a U.S. person is treated as owning (directly, indirectly, or constructively) at least 10% of the total combined voting power of our shares, or of the total value of our shares, such shareholder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Under changes implemented by the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to any such controlled foreign corporation or furnish to any investor who may be a United States shareholder information that may be necessary to comply with the aforementioned reporting and tax paying obligations. Failure to comply with these reporting obligations may subject a shareholder who is a United States shareholder to significant monetary penalties and may prevent from starting the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. A U.S. person should consult its advisors regarding the potential application of these rules to an investment in our ordinary shares.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political instability or unrest and new developments resulting from recent elections and changes of administration, natural catastrophes, warfare, infectious diseases and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, the COVID-19 pandemic has curtailed business spending by our customers, resulted in business disruptions for us and/or our customers, restricted travel to customer sites or result in a quarantine of affected populations impacting our employees, partners and customers. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the U.S. and abroad may significantly impact business continuity for our partners and our customers, reduce our customers’ business operations, delay their engagement with us (including due to travel restrictions and restrictions on in-person meetings) and could thereby adversely affect our business and financial results. Further, these measures by government authorities may continue to remain in place for a significant period of time or, even if lifted, could be reinstated at any time, and additional and/or extended measures could significantly impact the ability of our employees and customers and vendors to work productively.
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
As a public company in the United States, we are subject to the Sarbanes-Oxley Act, which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs and significant management oversight. For example, since our IPO, we have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to assist in our compliance efforts. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
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

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
10.1	Employment Letter between Elasticsearch, Inc. and Ashutosh Kulkarni, dated as of December 2, 2020.					X
10.2	Amended and Restated Employment Agreement between Elasticsearch, Inc. and Shay Banon, dated as of February 24, 2021.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date:	March 3, 2021	By:	/s/ Shay Banon
Shay Banon
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	March 3, 2021	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Financial and Accounting Officer)