Form 10-K
period 2021-04-30
Elastic N.V.
filed 2021-06-25
CIK 1707753

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
For the fiscal year ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of the shares of ordinary shares on the New York Stock Exchange on October 31, 2020 (the last business day of the registrant’s second fiscal quarter), was approximately $6.8 billion.
The number of registrant’s ordinary shares outstanding as of June 21, 2021 was 91,502,880.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2021 annual general meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2021.

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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,”, “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•the impact of the 2019 coronavirus disease (“COVID-19”) on our business, operations, hiring and financial results, and on the businesses of our customers and partners, including their spending priorities, the effect of governmental lockdowns, restrictions, preventative measures and new regulations;
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
Elastic created the Elastic Stack, a powerful set of software products that ingest and store data from any source, and in any format, and perform search, analysis, and visualization in milliseconds or less. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. We have also built software solutions on the Elastic Stack that address a wide variety of use cases: Elastic Enterprise Search for workplace search, app search and site search, Elastic Observability for logging, metrics and application performance management (“APM”), and Elastic Security for security information and event management (“SIEM”) and endpoint security.
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
Our business model is based on a combination of free and paid proprietary software. For self-managed users who download our products, we make some of the proprietary features of our software available for free. Other proprietary features are only available through paid subscriptions, which also include access to support on all free and paid features. We also provide our software as a service (“SaaS”). There is no free subscription tier in our SaaS offerings. Unlike some open source companies, we do not build a separate enterprise version of an original open source project. Instead, we develop and test one robust codebase, over which we maintain control. We believe that maintaining full control over the source code enables us to develop better products for our users and customers. Our sales and marketing efforts start with developers and other users who have already adopted our software and then evolve to departmental decision-makers and senior executives who have broad purchasing power in their organizations. All of these actions help us build a powerful commercial business model.
Our customers often significantly expand their usage of our products over time. Expansion includes increasing the number of developers using our products, increasing the utilization of our products for a particular use case, and applying our products to new use cases. We focus some of our direct sales efforts on encouraging these types of expansion within our customer base.
Our business has experienced rapid growth around the world. As of April 30, 2021, we had over 15,000 customers compared to over 11,300 customers and over 8,100 customers as of April 30, 2020 and April 30, 2019, respectively. Our revenue was $608.5 million in the year ended April 30, 2021, $427.6 million in the year ended April 30, 2020, and $271.7 million in the year ended April 30, 2019, representing year-over-year growth of 42% and 57% for the years ended April 30, 2021 and 2020, respectively. Subscriptions accounted for 93%, 92% and 91% of our total revenue in the years ended

April 30, 2021, 2020 and 2019, respectively. Revenue from outside the United States accounted for 45%, 43% and 43% of our total revenue in the years ended April 30, 2021, 2020 and 2019, respectively.
In the years ended April 30, 2021, 2020 and 2019, we incurred net losses of $129.4 million, $167.2 million and $102.3 million, respectively. For the year ended April 30, 2021, our cash provided by operating activities was $22.5 million, and for the years ended April 30, 2020 and 2019, our cash used in operating activities was $30.6 million and $23.9 million, respectively. We expect we will continue to incur net losses for the foreseeable future.
Our Products
We founded Elastic to bring the power of search to a broad range of business and consumer use cases. Our products enable our users and customers to instantly find relevant information and insights in large amounts of data.
We offer the Elastic Stack, a powerful set of software products that ingest and store data from any source, in any format, and perform search, analysis, and visualization, usually in milliseconds. The Elastic Stack can be used by developers to power a variety of use cases. We also offer software solutions built in the Elastic Stack that address a wide variety of use cases. The Elastic Stack and our solutions are designed to run in public or private clouds, in hybrid environments, or in traditional on-premises environments.
The Elastic Stack
The Elastic Stack is primarily composed of the following products:
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
The Elastic Stack also supports data ingest with a number of supporting products:
•Logstash. Logstash is the dynamic data processing pipeline for ingesting data into Elasticsearch or other storage systems from a multitude of sources simultaneously.
•Beats. Beats is the family of lightweight, single-purpose data shippers for sending data from edge machines to Elasticsearch or Logstash.
•Elastic Agent. Elastic Agent, currently in beta, is a single, unified way to add monitoring for logs, metrics, and other types of data to each host. Elastic Agent includes integrated host protection and central management.
Some features of the Elastic Stack are free and open, available to users at no cost, while others require paid subscriptions. Paid proprietary features enable capabilities such as automating anomaly detection on time series data at scale through machine learning, facilitating compliance with data security and privacy regulations, supporting search across low cost cold and frozen data tiers, and allowing real-time notifications and alerts. The source code of both free and paid features in the Elastic Stack is visible to the public in the form of “open code.”
Our Solutions
We have built a number of solutions on top of the Elastic Stack to make it easier for organizations to use our software for common use cases. Like the Elastic Stack, our solutions comprise a combination of free and open features, and paid proprietary features. Our solutions include:
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
•Self-Managed. Today, most users manage their own deployments of the Elastic Stack and our solutions. To help with more complex deployment scenarios, we offer Elastic Cloud Enterprise and Elastic Cloud on Kubernetes, paid proprietary products, to deliver centralized provisioning, management, and monitoring across multiple deployments.
•SaaS. Many customers are becoming increasingly interested in SaaS deployment alternatives that reduce the burden of administration. For these customers we have developed a family of SaaS products called Elastic Cloud, which includes Elasticsearch Service and Site Search Service. We host and manage our Elastic Cloud products on infrastructure from multiple public cloud providers.
Our Business Model
Our business model refers to how we make our software available, including our free and open distribution and go-to-market strategy, and how we charge our customers. We believe our business model creates significant value for our users, our customers, and our company.
Our business model is based on a combination of free and paid proprietary software. We market and distribute the Elastic Stack and our solutions using a free and open distribution strategy. Developers and other users are able to download our software directly from our website. Some features of our software can be used free of charge. Others are only available through paid subscriptions, which include access to proprietary features and support. These paid features can be unlocked with a simple license update, without the need to re-deploy the software. We also provide our software as a service, as part of Elastic Cloud. There is no free subscription tier in our Elastic Cloud offerings. The rate at which our customers purchase additional subscriptions and expand the value of existing subscriptions depends on a number of factors, including customers’ level of satisfaction with our products, the nature and size of the deployments, the desire to address additional use cases, and the perceived need for additional proprietary features. The source code of all Elastic Stack features is visible to the public in the form of “open code.”
Our distribution model facilitates rapid and efficient adoption, particularly by empowering individual developers and other users to download and use our software without payment, registration, or the friction of a formal sales interaction. It also fosters a vibrant developer community around our products and solutions, which drives adoption of our products and increased interaction among users. Further, this approach enables community review of our code and products, which allows us to improve the reliability and security of our software. We believe that the number of times our products have been downloaded and the size of our developer community are indicative of the benefits of our free and open strategy and the growth in adoption of our products. However, we generally do not have visibility into, and cannot accurately determine how often, our downloaded products are being actively used.
We have designed our strategy to avoid some of the risks associated with an open source model. One such risk relates to control over the direction and roadmap of our products. We maintain full control over the source code of our products and solutions. While community members may suggest changes to our products, only Elastic employees are able to commit changes to the codebase. Also, many of our free features have been historically distributed under a proprietary license. In February 2021, with the release of version 7.11 of the Elastic Stack, we changed the source code of Elasticsearch and Kibana that had previously been licensed under an open source license to be licensed under a proprietary license. Further, unlike some open source companies, we do not build a separate enterprise edition of an original open source project. Instead, we develop, maintain, and test a single robust codebase that is shared by our entire developer community.
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
•Extensibility. Developers can use the Elastic Stack as a foundation for addressing a wide variety of use cases. Our open approach to building the Elastic Stack empowers developers to innovate and utilize it to fit their specific needs. Additionally, our developer community actively engages with us to improve and expand the Elastic Stack.
Our Growth Strategies
We intend to pursue the following growth strategies:
•Increase product adoption by improving ease of use and growing our user community. With our engineering efforts focused on the user experience, we will continue to develop software that makes our products easier to use and adopt for both developers and non-developers. We will continue to engage with developers globally through a wide range of touch points such as community meetups, global community groups, hackathons, our global events, which we call ElasticON, and engagement on our website, user forums, and code repositories, to grow our user community.
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

•Increase usage of Elastic Cloud. We believe that providing our SaaS products represents a significant growth opportunity. We plan to expand Elastic Cloud geographically and through more public cloud providers. We plan to continue to invest resources in increasing the adoption of Elastic Cloud.
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
Customers
Organizations of all sizes, across many industries, both private and public, purchase our products for a variety of use cases. As of April 30, 2021, we had over 15,000 customers. No customer represented more than 10% of our total revenue in the year ended April 30, 2021.
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
Our software development process is based on iterative releases across the Elastic Stack, our solutions, and Elastic Cloud. We are organized in small functional teams with a high degree of autonomy and accountability. Our distributed and highly modular team structure and well-defined software development processes also allow us to successfully incorporate technologies that we have acquired.
We intend to continue to invest in our research and development capabilities to extend our products. Research and development expense totaled $199.2 million and $165.4 million, in the years ended April 30, 2021 and 2020, respectively. We plan to continue to devote significant resources to research and development.
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
Our sales teams are segmented primarily by geography and secondarily by employee count in relation to our prospects and customers. We rely on inside sales development representatives to qualify leads based on their likelihood to make a purchase. We pursue sales opportunities primarily through a direct sales motion, in some cases assisted by partners. Our relationships within customer organizations often extend beyond the initial users of the technology and include technology and business decision-makers at various levels. We also engage with our customers on an ongoing basis through a customer success team, to ensure customer satisfaction and expand their usage of our technology.

Partners
We maintain partner relationships that help us market and deliver our products to our customers and complement our community. Our partner relationships include the following:
•Cloud providers. We work with many of the major cloud providers to increase awareness of our products and make it easy to access our software. We partner with Google and Microsoft to offer our Elasticsearch Service (part of Elastic Cloud) on Google Cloud Platform (“GCP”), and Microsoft Azure, respectively, including direct purchase from us and through their respective marketplaces. We also partner with other cloud providers to provide our free and paid proprietary features to users on their cloud platforms. In addition, we make our Elasticsearch Service available on Amazon Web Services (“AWS”), for direct purchase or through the AWS marketplace. Elastic’s Elasticsearch Service is a different offering than Amazon Elasticsearch Service. We do not partner with Amazon, provide support for Amazon Elasticsearch Service, or provide Amazon or customers of Amazon Elasticsearch Service with access to any of our free or paid proprietary features.
•Systems integrators, channel partners, and referral partners. We have a global network of systems integrators, channel partners, and referral partner relationships that help deliver our products to various business and government customers around the world.
•OEM and MSP partners. Our original equipment manufacturing (“OEM”), and managed service provider (“MSP”), partners embed an Elastic subscription into the products or services they offer to their own customers. OEM or MSP partners are able to include Elastic’s paid and unpaid proprietary features in their product, receive ongoing support from Elastic for product development, and receive support for end customer issues related to Elastic.
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
Customer Support
We endeavor to make it easy for users to download, install, deploy and use the Elastic Stack and our solutions. To this end, our user community functions as a source of support and enables users to engage in self-help and collaboration.
However, in many situations, such as those involving complex enterprise IT environments, large deployments and novel use cases, our users require our support. Accordingly, we include support as part of the subscriptions we sell for our products. Our global support organization consists of highly technical support engineers who provide support experiences including troubleshooting, technical audits, cluster tuning, and upgrade assistance. Our support team is distributed across over 20 countries and provides coverage 24 hours per day, 365 days per year, across multiple languages.
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
Beats, Elastic Agent, and Logstash are data ingestion tools that enable users to collect and enrich any kind of data from any source for storage in Elasticsearch. Beats and Logstash have an extensible modular architecture. Beats are lightweight agents purpose-built for collecting data on devices, servers, and inside containers. Elastic Agent, currently in beta, is a single, unified way to add monitoring for logs, metrics, and other types of data to each host, and also includes integrated host protection. Key features of Beats and Elastic Agent include the following:
•Data shippers. Beats are lightweight agents built for the purposes of efficient data collection at the edge for specific types of data, such as Filebeat for the collection of logging data, Metricbeat for the collection of system or service metric data, Auditbeat for the collection of security data, Packetbeat for the collection of network data, and Heartbeat for the collection of availability data. Dozens of community Beats enable the collection of data from specialized sources. Elastic Agent introduces a new single agent architecture across hosts that simplifies management and deployment.
•Extensibility and community Beats. The Beats platform enables rapid creation of custom Beats that can be run on a variety of edge technologies for data collection. Over 90 Beats have been shared by the community via Elastic documentation and many more are available through code sharing platforms such as GitHub.
•Host protection. Specifically with Elastic Agent, we extend protection to hosts in addition to data transfer. Elastic Agent stops malware and ransomware and enables environment-wide visibility and advanced threat detection.
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
•Metrics. Metrics ingests, searches, visualizes, and analyzes numeric and time series data from IT systems, including applications, datastores, hosts, containers, cloud infrastructure, and more. Users can review performance and utilization trends to optimize and plan for future needs. Metrics helps users deliver on infrastructure service level objectives (“SLOs”), and resolve downtime or performance issues by understanding how the state of individual components fits into the bigger picture.
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
•SIEM. Elastic SIEM automates threat detection and remediation, reducing mean time to detect (“MTTD”) and mean time to respond (“MTTR”). With prebuilt Beats integrations, SIEM can ingest data from cloud, network, endpoints, applications, and other systems. With Elastic Common Schema (“ECS”), users can centrally analyze information like logs, flows, and contextual data from disparate data sources. SIEM provides an interactive workspace for security teams to detect and respond to threats. Teams can triage events and perform investigations, gathering evidence on an interactive timeline. SIEM also streamlines opening and updating cases, forwarding potential incidents to security operations workflows and IT ticketing systems.
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
Elastic Cloud, Elastic Cloud Enterprise, and Elastic Cloud on Kubernetes
The Elastic Stack and our solutions can be deployed in public or private clouds, in hybrid environments, or in traditional on-premises environments. We divide our deployment models into two categories: self-managed, which refers to users deploying the Elastic Stack and solutions on infrastructure they manage themselves (such as their own data center or private or public cloud environments), and Elastic Cloud, which refers to our SaaS products that we host and manage. To help self-managed users with more complex deployment scenarios, we offer Elastic Cloud Enterprise and Elastic Cloud on Kubernetes.
•Elastic Cloud. Elastic Cloud is our growing family of SaaS products and technologies that make it easy to deploy, operate, and scale Elastic products and solutions in the cloud. Elastic Cloud products include Elasticsearch Service and Site Search Service and are offered by us on certain large cloud providers.
•Elastic Cloud Enterprise and Elastic Cloud on Kubernetes. As part of building our Elastic Cloud offering, we built a comprehensive orchestration and administration infrastructure tool to easily provision, monitor, manage, secure, upgrade and backup the thousands of clusters that comprise our Elastic Cloud products. We then packaged this infrastructure into a downloadable and easily installable proprietary product called Elastic Cloud Enterprise, which makes this tool available to customers to use with their own self-managed deployments. Elastic Cloud Enterprise enables our customers to provision, monitor, manage, secure, upgrade and backup any number of clusters. It also helps our customers improve their hardware utilization and operational efficiency by allowing them to leverage shared hardware resources to manage multiple clusters, while still maintaining a strong level of isolation between those clusters. More recently, we also launched Elastic Cloud on Kubernetes, extending our cloud orchestration capabilities to Kubernetes environments via the official Elasticsearch operator for Kubernetes.
Community
Our team extends beyond our employee base. It includes all the users who download our software. Our users interact with us on our website forums and on Twitter, GitHub, Stack Overflow, Quora, Facebook, Weibo, WeChat, and more.
In order to build products that best meet our users’ needs, we focus on, and invest in, building a strong community. Each download of the Elastic Stack is a new opportunity to educate our next contributor, hear about a new use case, explore the need for a new feature, or meet a future member of the team. Community is core to our identity, binding our products closely together with our users. Community gives us an ability to get their candid feedback, creating a direct line of communication between our users and the builders of our products across all of our features—including both free and paid capabilities—enabling us to make our products simpler and better.
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
•For Security (SIEM and endpoint security): security analytics solutions vendors such as Splunk and Azure Sentinel (offered by Microsoft) and endpoint security vendors such as CrowdStrike, Carbon Black (acquired by VMware), McAfee and Symantec (acquired by Broadcom).
•Certain cloud hosting providers and managed service providers, including Amazon Web Services, that offer products based on older Elastic Stack releases. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
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
Intellectual Property
We rely on a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures to safeguard our core technology and other intellectual property assets. In addition, we maintain a policy requiring our employees, contractors, and consultants to enter into disclosure and invention assignment agreements. As of April 30, 2021, we had 24 issued patents in the United States with expirations ranging from 2031 to 2039, 57 pending U.S. patent applications, and 17 pending non-U.S. patent filings. The pending patent applications, if issued, would expire between 2032 and 2041. In addition, as of April 30, 2021, we had 38 registered trademarks in the United States, 2 pending trademark applications in the United States, as well as 326 registered trademarks in various non-U.S. jurisdictions and no pending trademark applications in various non-U.S. jurisdictions.
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
Human Capital Management
Our employees (whom we call “Elasticians”) and our culture are vital to Elastic’s long-term success. Our human capital management efforts are focused on:
•Attracting, engaging and retaining talent
•Maintaining our strong company culture
•Enhancing our diversity, equity and inclusion (“DEI”)
•Continuing strong employee engagement
•Facilitating continuous employee learning and development
•Offering effective total rewards, including employee well-being

Our management regularly updates our board of directors and its committees on human capital trends and employee-focused activities and initiatives.
As of April 30, 2021, we had a total of 2,179 employees in over 35 countries globally, including 946 employees located outside of the United States. In addition, approximately 30% of our workforce encompasses women and non-binary employees. None of our employees are represented by a labor union. In certain countries in which we operate, such as France and Spain, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages.
Our Culture
We describe our culture by the Elastic “source code,” the things that make Elastic, Elastic. Our source code guides our culture, business, product development, people practices and brand. The guiding ideas are:
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
Elastic was born a distributed company and continues to be distributed by design. We have designed our processes, systems, and teams so that employees can generally perform their jobs without needing to be physically present in the same room or even in the same time zone. Just as distributed systems are more resilient, we believe that being distributed helps build a strong company that can scale and adapt as new challenges arise. Having a distributed workforce gives us a global candidate pool, which gives us the opportunity to cast a wider recruiting net, a critical aspect of helping open our pipelines to a broader set of diverse talent.
Diversity, Equity and Inclusion
Our focus on DEI is critical to how we develop, strengthen and sustain a sense of belonging and inclusion among all Elasticians.
Balanced Teams. We strive to be an employer of choice for a diverse and inclusive workforce through our talent brand, talent attraction, development, and retention efforts. Our recruiting approach is underpinned by the desire to create balanced teams at Elastic, which includes considering broad aspects of diversity from race and gender mix as well as diversity of thought, experience and tenure when recruiting new team members. In fiscal year 2021, the created-by-women-for-women workplace review site, Fairygodboss, recognized Elastic as number one in the Best Technology Company for Women category, and as one of the best workplaces for women in two additional categories: Best Company for Women, and Best Company Where CEOs Support Gender Diversity.

Elastician Resource Groups. We strive to embed DEI deep within our culture through various initiatives, projects and programs, the centerpiece of which is the Elastician Resource Groups (“ERGs”), which are organizationally sponsored, self-organized, Elastician-run groups. Aligned to specific shared identities, interests, affinity or allyship, such as Latinx, parent(s), disability or accessibility, Black, LGBTQ+ and others, each group identifies goals and objectives with executive sponsorship to ensure that they provide tangible benefits and result in all Elasticians feeling a sense of belonging.
Code of Conduct. All of our employees must adhere to a Code of Business Conduct and Ethics (the “Code of Conduct”) that sets standards for appropriate behavior and are required to complete annual training on the Code of Conduct and training to help prevent, identify and report any type of discrimination and harassment.
Employee Engagement
We are committed to ensuring that Elasticians have a voice in how we can collectively make Elastic a better place to work.
New Employee Onboarding. Our new employee onboarding experience is centered around attending “X-School”, our extensive new-hire orientation program, which enables new Elasticians to meet and collaborate with other new Elasticians from around the globe and to learn about our products and solutions.
Engagement Surveys. We maintain a regular pulse on how our employees are feeling through two primary feedback mechanisms – an annual employee engagement survey and a mid-year pulse survey check-in. The results of these surveys are reviewed at the company, functional, team and manager level, with action plans put in place annually. Elasticians were highly engaged in providing feedback in fiscal year 2021, with very high participation rates for the mid-year and annual surveys as well as high engagement scores across a spectrum of questions.
Learning and Development
Our Learning & Organizational Development team’s mission to enable Elasticians to pursue their purpose, in work and life, makes for a better Elastic. To that end, we have a variety of ways in which we support the continuous learning and development of all Elasticians, including access to on-demand video based learning.
We also conduct specific programs to develop managers and leaders at Elastic, including our flagship Leadership Performance Program, an externally-led program focused on high-performing leaders who have the potential to have a significant strategic impact on the achievement of our long-term objectives.
Total Rewards
Compensation, Benefits and Well-being. We provide market competitive compensation which typically includes cash compensation as well as equity awards. Reflecting our interest in the whole person, we provide programs designed to enable Elasticians to meet their well-being goals, from starting a family to being at their physical and emotional best. These programs include market competitive medical and dental programs, in addition to focus on mental health and holistic well-being. We provide market competitive paid time off (“PTO”) programs, including offering 16 weeks of paid leave to all new parents. In addition, we also provide retirement and income protection plans, which include a 401k plan with a dollar-for-dollar match by Elastic up to 6% of eligible earnings up to a plan-limit maximum for U.S.-based Elasticians as well as similar competitive plans outside of the United States.

Fair Pay. We have fair and consistent compensation practices through our use of local third-party market data specific to each country, where available, so that we understand local compensation and cost of labor levels. We retain external experts to review our compensation outcomes on an ongoing basis to ensure they are bias-free and fairly reward employee performance and contributions. We take great pride in our focus on fair pay and the positive results we’ve established. Our external review continues to validate that we have gender-based pay parity between male and female Elasticians globally.

Community Involvement. Through Elastic Cares, employees can support the charitable organizations that matter the most to them on a local and global level. Elastic Cares is a program consisting of donation matching, our nonprofit organization program which provides our technology for free to certain nonprofit organizations, and our volunteer time off (“VTO”) initiative. Employees are encouraged to volunteer for these organizations throughout the year using our VTO program which provides our employees with 40 hours of volunteer time each year.
COVID-19 Response
During the COVID-19 pandemic, our primary focus was and continues to be on the safety and well-being of our employees and their families. In the fourth quarter of fiscal 2020, we closed our offices globally and required our employees to work remotely. Additionally, due to concerns over risks related to travel and large gatherings, we have replaced our in-person events, including our internal global all-hands, annual flagship conference and other in-person marketing events, with web-based virtual events. Given the significant personal and professional impact of the COVID-19 pandemic, we provided reimbursements for home office equipment and established specific learning opportunities for our employees that allowed teams to better connect to each other, including fun activities to help teams bond. To allow employees to deal with and alleviate the physical, mental, and emotional effects of the pandemic on themselves and loved ones, we offered two weeks of COVID leave and implemented company-wide days off called “Shut it Down Days” twice per month.
Government Regulations
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect upon our capital expenditures, results of operations, or competitive position. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business. Refer to Item 1A, “Risk Factors—Risks Related to Regulatory Matters” of this Annual Report on Form 10-K” for a discussion of these potential impacts.
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

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.elastic.co/ir when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Item 1A. Risk Factors.
Risk Factors
A description of the risks and uncertainties associated with our business, industry and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is continuously changing and additional impacts may arise that we are not aware of currently.
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
•We have a history of losses and may not be able to achieve profitability on a consistent basis or at all or positive cash flows on a consistent basis.
•Our future growth, business and results of operations will be harmed if we are not able to keep pace with technological and competitive developments, increase sales of our subscriptions to new and existing customers, renew existing customers’ subscriptions, increase adoption of our SaaS offerings, respond effectively to evolving markets or offer high quality support services.
•The ongoing COVID-19 pandemic could harm our business and results of operations.
•Our operating results may fluctuate from quarter to quarter.
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
•Our international business exposes us to several risks, and if we are not successful in sustaining and expanding our international business, we may incur additional losses and our revenue growth could be harmed.
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
•Claims of U.S. civil liabilities may not be enforceable against us.
•We may fail to maintain an effective system of disclosure controls and internal control over financial reporting.
Risks Related to our Business and Industry
Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be adversely affected.
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 15,000 as of April 30, 2021. Further, our employee headcount is growing as we modify our pace of hiring in light of our growth plans. The growth and expansion of our business and offerings places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to hire, train and retain enough qualified employees, and we may not be able to hire and train new employees fast enough, to maintain our growth plans. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
We have a history of losses and may not be able to achieve profitability on a consistent basis or at all, and may not be able to achieve positive cash flows on a consistent basis. As a result, our business, financial condition, and results of operations may suffer.
We have incurred losses in all years since our incorporation. We incurred a net loss of $129.4 million, $167.2 million and, $102.3 million in the years ended April 30, 2021, 2020 and 2019, respectively. As a result, we had an accumulated deficit of $613.3 million as of April 30, 2021. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive cash flow in fiscal 2021, any failure to grow our business could prevent us from achieving positive cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
•adoption of products by many types of users and decision makers (developers, architects, DevOps personnel, IT professionals, security analysts, and departmental and organizational leaders);
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
•For Security (SIEM and endpoint security): security analytics solutions vendors such as Splunk and Azure Sentinel (by Microsoft) and endpoint security vendors such as CrowdStrike, Carbon Black (owned by VMware), McAfee and Symantec (owned by Broadcom).
•Certain cloud hosting providers and managed service providers, including Amazon Web Services, that offer products based on older Elastic Stack releases. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
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

These competitors may engage in more extensive research and development efforts, undertake more far-reaching and successful sales and marketing campaigns, have more experienced sales professionals, execute more successfully on their go-to-market strategy and have greater access to more markets and decision makers, and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. New start-up companies that innovate and large competitors that are making significant investments in research and development may develop similar offerings that compete with our offerings or that achieve greater market acceptance than our offerings. This could attract customers away from our offerings and reduce our market share. If we are unable to anticipate or react to these competitive challenges, our competitive position would weaken, which would adversely affect our business and results of operations.
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
The markets for some of our products are evolving, and our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving markets.
The markets for certain of our products, such as our Enterprise Search, Observability and Security solutions, are evolving and our products are relatively new in these markets. Accordingly, it is difficult to predict continued customer adoption and renewals for these products, customers’ demand for these products, the size, growth rate, expansion, and longevity of these markets, the entry of competitive products, or the success of existing competitive products. Our ability to penetrate these evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with our products. If these markets do not continue to grow as expected, or if we are unable to anticipate or react to changes in these markets, our competitive position would weaken, which would adversely affect our business and results of operations.

The ongoing COVID-19 pandemic could harm our business and results of operations.
The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The continued spread of the COVID-19 pandemic and the resurgence of infection rates in certain regions has caused us to continue to modify our business practices (including suspending employee travel, adapting employee work locations, and holding events and trainings virtually), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which COVID-19 and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume. It has been and, until the COVID-19 pandemic is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results. The magnitude and duration of the disruption and resulting decline in business activity remains uncertain and could negatively impact our sales and marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to deliver professional services, our ability to recruit employees across the organization which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges, any of which could harm our business. Additionally, as we begin to re-open certain of our offices where local authorities have indicated it is safe to do so, our efforts to re-open them safely may not be successful, could expose our personnel to health risks and could involve additional costs that may adversely affect our business.
In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers, vendors, channel partners and government entities for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Further, the impact of the COVID-19 pandemic has varied significantly across different industries with certain industries experiencing increased demand for their products and services as the needs of the economy shift, while others have struggled to maintain demand for their products and services consistent with historical levels. Because we have a limited history in understanding these impacts, our ability to adapt our sales and marketing initiatives to such changes may be uncertain and our ability to forecast rates of customer retention and expansion may be negatively impacted.
Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, or increased unemployment that has occurred or may occur in the future. There has been increased scrutiny of business (including technology) spending by our customers and prospective customers, particularly in industries most impacted by the COVID-19 pandemic, longer sales cycles, as well as reduced demand for our solutions, customers failing to pay us under the terms of our agreements, increased cyber threats, lower renewal rates by our customers and increased competition, all of which could result in a material adverse impact on our business operations and financial condition. For instance, our Net Expansion Rate declined to below 130% at the end of fiscal 2021 as a result of the COVID-19 pandemic, which caused customers to expand their spending with us at a slower rate than before the COVID-19 pandemic.
While we have developed and continue to develop plans intended to help mitigate the negative impacts of the pandemic on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.
Our operating results are likely to fluctuate from quarter to quarter, and our financial results in any one quarter should not be relied upon as indicative of future performance.
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
•general political, economic, industry and market conditions, including developments resulting from the change of administration in the United States;
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
The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly. For example, the full impact of the COVID-19 pandemic is unknown and continues to evolve rapidly, and could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. Such fluctuations could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially, and we could face costly lawsuits, including securities class action suits, which could have an adverse effect on our business.

If we are unable to increase sales of our subscriptions to new customers, sell additional subscriptions to our existing customers, or expand the value of our existing customers’ subscriptions, our future revenue and results of operations will be harmed.
We offer certain features of our products with no payment required. Customers purchase subscriptions in order to gain access to additional functionality and support. Our future success depends on our ability to sell our subscriptions to new customers, including to large enterprises, and to expand the deployment of our offerings with existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions. Our ability to sell new subscriptions depends on a number of factors, including the prices of our offerings, the prices of products offered by our competitors, and the budgets of our customers. We also face difficulty in displacing the products of incumbent competitors. In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our existing customers purchase additional subscriptions and expand the value of existing subscriptions depends on a number of factors, including customers’ level of satisfaction with our offerings, the nature and size of the deployments, the desire to address additional use cases, and the perceived need for additional features, as well as general economic conditions. If our existing customers do not purchase additional subscriptions or expand the value of their subscriptions, our Net Expansion Rate may decline. We rely in large part on our customers to identify new use cases for our products in order to expand such deployments and grow our business. If our customers do not recognize the potential of our offerings, our business would be materially and adversely affected. If our efforts to sell subscriptions to new customers and to expand deployments at existing customers are not successful, our total revenue and revenue growth rate may decline and our business will suffer.
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
Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our products and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of product outages, our product uptime or latency, and the pricing of our, or competing, products. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. We may not accurately predict future renewal trends. If our existing customers do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline.
Our decision to no longer offer Elasticsearch and Kibana under an open source license may harm the adoption of Elasticsearch and Kibana.
In February 2021, with the release of version 7.11 of the Elastic Stack, we changed the source code of Elasticsearch and Kibana that had historically been licensed under Apache 2.0, to be dual licensed under the Elastic License 2.0 (“ELv2”) and the Server Side Public License Version 1.0 (“SSPL”), at the user’s election. Neither the Elastic License nor the SSPL has been approved by the Open Source Initiative or is included in the Free Software Foundation’s list of free software licenses. Further, neither has been interpreted by any court. While the vast majority of downloads of Elasticsearch and Kibana from mid-2018 through early 2021 were licensed under the Elastic License, the removal of the Apache 2.0 alternative could negatively impact certain developers for whom the availability of an open source license was important. In addition, some developers and the companies for whom they work may be hesitant to download or upgrade to new versions of Elasticsearch or Kibana under the Elastic License or SSPL because of uncertainty around how these licenses may be interpreted and enforced. Other developers, including competitors of Elastic such as Amazon, have announced that they have “forked” Elasticsearch and Kibana. In doing so, they will develop a new product based on the software, which they claim will continue to be licensed under Apache 2.0. The combination of uncertainty around our dual license model and the potential competition from the forked versions of our software may negatively impact adoption of Elasticsearch and Kibana, which in turn could lead to reduced brand and product awareness, ultimately leading to a decline in paying customers, which could harm our ability to grow our business or achieve profitability.
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
We believe our future success will depend, in part, on the growth in the adoption of Elastic Cloud, our family of SaaS products. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We believe that we must offer a family of SaaS products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. In the years ended April 30, 2021, 2020 and 2019, Elastic Cloud contributed 27%, 22% and 17% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, security or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. For example, Amazon Web Services offers SaaS products based on older Elastic Stack releases. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon's offerings may reduce the demand for our offerings and the pricing of Amazon's offerings may limit our ability to adjust the price of our products. If we are not able to develop, market or deliver cloud-based offerings that satisfy customer requirements technically or commercially, or if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
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
Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. Due to the ongoing uncertainty related to the COVID-19 pandemic, there may also be more competition for qualified employees and delays in hiring, onboarding and training new employees. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain, or a market perception that we do not provide or maintain, high-quality support services would have an adverse effect on our business, financial condition, and results of operations.
We rely significantly on revenue from subscriptions and, because we recognize a significant portion of the revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for the substantial majority of our revenue, comprising 93%, 92% and 91% of total revenue in the years ended April 30, 2021, 2020 and 2019, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.
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
Certain cloud hosting providers and managed service providers, including Amazon Web Services, offer SaaS products based on older Elastic Stack releases, using the names of our products in marketing such offerings. These offerings are not supported by us and come without any of our proprietary features. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology, or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their offerings. Users, customers, and potential customers could confuse these third-party products with our products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products. Any damage to our reputation and brand from defective implementations of our open source software could result in lost sales and lack of market acceptance of our products and could adversely affect our business and growth prospects.
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
Any security breach, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus, malware, ransomware or similar breach or disruption to our networks and systems, or those of third parties upon which we rely, could result in the loss of confidential information, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. Cyber threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. As a provider of security solutions, we may be specifically targeted by bad actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. If our security measures are breached as a result of third-party action, employee error, defect or bug in our products, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our confidential information or personal information or the confidential information or personal information of our customers, our reputation may be damaged, our business may suffer and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach.

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
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Security risks are also heightened during the ongoing COVID-19 pandemic as more individuals are working remotely and utilizing home networks for transmitting information, and reported ransomware incidents with significant operational impacts also appear to be escalating in frequency and degree. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cyberattacks, including ransomware. Should we or the third-party vendors upon which we rely experience such attacks, including from ransomware, our operations may also be hindered or interrupted, with foreseeable secondary contractual, regulatory, financial, and reputational harms that may arise from such an incident.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new customers, including large customers, and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Our sales cycle can extend to more than a year for some customers, and the length of sales cycles may be further impacted due to the COVID-19 pandemic. Some customers have been scrutinizing their spending more carefully given a challenging economic environment associated with the pandemic, and we generally expect this to continue. This might cause sales cycles to become longer or become more unpredictable. As we target more of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. A customer’s decision to use our solutions may be an enterprise-wide decision, which may require greater levels of education regarding the use cases of our products or prolonged negotiations. In addition, larger customers may demand more configuration, integration services and features. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. Because a substantial proportion of our expenses are relatively fixed in the short term, our cash flows and results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our ordinary shares to decline.
We depend on our senior management and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could harm our business.
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
Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer and Chairman, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. Any search for senior management in the future or any search to replace the loss of any senior management may be prolonged, and we may not be able to attract a qualified candidate or replacement, as applicable, in a timely manner or at all, particularly as potential candidates may be wary to transition during the unstable economic conditions caused by the COVID-19 pandemic. Furthermore, the COVID-19 pandemic could make it more difficult to onboard, provide training to and integrate any senior management or key employees, which could adversely affect their productivity and our business. If we are unable to mitigate these or other similar risks as we experience management turnover, our business, results of operation and financial condition may be adversely affected.
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
If we are not able to maintain and enhance our brand, especially among developers, our ability to expand our customer base will be impaired and our business and operating results may be adversely affected.
We believe that developing and maintaining widespread awareness of our brand, especially with developers, is critical to achieving widespread acceptance of our software and attracting new users and customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capability from competitive products. Brand promotion activities may not generate user or customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in ElasticON and similar investments in our brand, user engagement, and customer engagement may not generate the desired customer awareness or a sufficient financial return. If we fail to successfully promote and maintain our brand, we may fail to attract or retain users and customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our products, which would adversely affect our business and results of operations.
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
Some of these partners may also market, sell, and support offerings that compete with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling our offerings altogether. Our agreements with our channel partners typically have a duration of one to three years, and generally may be terminated for any reason by either party with advance notice prior to each renewal date. We may not be able to retain these channel partners or secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, many of our new channel partners require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our offerings to customers or violates laws or our or their corporate policies. If our channel partners are unsuccessful in fulfilling the orders for our offerings, or if we are unable to enter into arrangements with and retain high quality channel partners, our ability to sell our offerings and results of operations could be harmed.

If we are unable to maintain successful relationships with our partners, our business operations, financial results and growth prospects could be adversely affected.
We maintain partnership relationships with a variety of partners, including cloud providers, systems integrators, channel partners, referral partners, OEM and MSP partners, and technology partners, to deliver offerings to our end customers and complement our broad community of users. In particular, we partner with various cloud providers to jointly market, sell and deliver our Elastic Cloud offerings, and in some instances this also involves technical integration with such cloud providers.
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
The sales prices for our offerings may decline or we may introduce new pricing models for a variety of reasons, including competitive pricing pressures, discounts, in anticipation of or in conjunction with the introduction of new offerings, or promotional programs. Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and channel partners are willing to pay in those countries and regions. Any decrease in the sales prices for our offerings, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely impacted by a shift in the mix of our subscriptions from self-managed to our cloud offering, for which we incur hosting costs, as well as any increase in our mix of professional services relative to subscriptions. We may not be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to a number of factors, and we expect that revenue from Elastic Cloud will continue to become a larger part of our revenue mix. Due to the differing revenue recognition policies applicable to our subscriptions and professional services, shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our ordinary shares could decline.
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of April 30, 2021, we had 24 issued U.S. patents, 57 pending U.S. patent applications, and 17 pending non-U.S. filings. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Since the closing of the acquisition of Endgame in October 2019, we have devoted significant management attention and resources to integrating the business practices and operations of the former Endgame business with our business. Potential difficulties we may encounter as we continue to integrate Endgame into our business strategy include those related to the costs of integration and compliance, diversion of management’s attention, our ability to create and enforce uniform standards, procedures, policies and information systems, potential unknown liabilities, and unforeseen increased expenses or delays.
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
As of April 30, 2021, we had customers located in over 100 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of April 30, 2021, we had employees located in over 35 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
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
•political, economic and trade uncertainties or instability related to the effect of the United Kingdom's withdrawal from the European Union (Brexit), including the effects of the Trade and Cooperation Agreement between the European Union, the European Atomic Energy Community and the United Kingdom signed in December 2020, on the economies of, and the relationships between, the United Kingdom, European Union, United States and other countries;
•the evolving relations between the United States and China;
•changes in relations between the Netherlands and the United States;
•risks resulting from changes in currency exchange rates and inflation;
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
•risks relating to our third-party vendors and service providers’ storage and processing of some of our and our customers’ data, including any supply chain cyber attacks;
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
If we need to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings, it could reduce our ability to compete and could harm our business.
We may need to raise additional funds in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government sector, U.S. state government sector, or government sectors of countries other than the United States until we have attained the revised certification. For example, we hold a U.S. Federal Risk and Authorization Management Program Authority to Operate at a moderate impact level; however, such authority is costly to maintain and if we were to lose our certification in the future, it would restrict our ability to sell to government customers. On May 12, 2021, the Biden Administration issued an Executive Order that will ultimately result in additional security requirements for government agencies and their contractors, for example, multifactor authentication, encryption for data at rest and in transit, and broad log creation, preservation, and production requirements. Furthermore, the Executive Order accelerates agency planning and implementation requirements for “zero trust architecture” and will establish a standards-development effort for a software bill of materials. This may increase compliance costs directly for government contracts and indirectly to the extent such requirements require changes or new efforts at an enterprise level. If we are unable to timely meet such requirements, our ability to compete for and maintain federal government contracts may be diminished, which could adversely affect our business, results of operations and financial condition.
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
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States and other jurisdictions, are subject to change and interpretation, and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. For example, recently, in the United States, the Biden administration has proposed a number of changes, including an increase to the U.S. corporate income tax rate from 21% to 28%. In addition, other countries, as well as organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. Any new legislation or interpretations of existing legislation could result in increased taxation of our international earnings.
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
As of April 30, 2021 and 2020, we had net operating loss carryforwards in various jurisdictions of $2.2 billion and $1.3 billion, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
A portion of our subscriptions are generated and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly against the Euro. In part as a result of the COVID-19 pandemic, foreign currency exchange rates have been and could continue to be subject to increased volatility. The strengthening of the U.S. dollar increases the real cost of our offerings to our customers outside of the United States, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If the strength of the U.S. dollar increases, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
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
Our software and services, in some cases, are subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our software and services to certain countries and end-users for certain end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions in many cases prohibit the export of software and services to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world, and information available on the users of these offerings is, in some cases, limited. In addition, because we incorporate encryption functionality into our products, we are also subject to certain provisions of these laws that apply to encryption items. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
In addition, various countries regulate the export and import of certain encryption software and technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products and services or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. The following developments could result in decreased use of our products and services by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets could adversely affect our business, financial condition and operating results.
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
We have provided and may continue to provide guidance and other expectations in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance. Guidance, as well as other expectations, are forward-looking and represent our management’s estimates as of the date of release and are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. One of those key assumptions relates to the impact of the ongoing COVID-19 pandemic and the associated economic uncertainty on our business, which is inherently difficult to predict. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or other expectations or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the ongoing COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. Furthermore, if we make downward revisions of our previously announced guidance or other expectations, if we withdraw our previously announced guidance or other expectations, or if our publicly announced guidance or other expectations of future operating results fail to meet expectations of securities analysts, investors or other interested parties, the price of our ordinary shares would decline. In light of the foregoing, investors are urged not to rely upon our guidance or other expectations in making an investment decision regarding our ordinary shares.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this report could result in the actual operating results being different from our guidance or other expectations, and the differences may be adverse and material.
The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.
Our executive officers and directors together beneficially owned 20.7% of our ordinary shares outstanding as of April 30, 2021. As a result, these shareholders, acting together, will have significant influence over matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of association and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.
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
Holders of our ordinary shares in principle have a pro rata pre-emptive right with respect to any issue of ordinary shares or the granting of rights to subscribe for ordinary shares, unless Dutch law or our articles of association state otherwise or unless explicitly provided otherwise in a resolution by our general meeting of shareholders (the “General Meeting”), or—if authorized by the annual General Meeting or an extraordinary General Meeting—by a resolution of our board of directors. Our 2018 Extraordinary Meeting has empowered our board of directors to limit or exclude pre-emptive rights on ordinary shares for a period of five years from October 10, 2018, which could cause existing shareholders to experience substantial dilution of their interest in us.

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
In addition, holders of an aggregate of 18,138,691 ordinary shares, based on shares outstanding as of April 30, 2021, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plan, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
We are incorporated under the laws of the Netherlands and substantial portions of our assets are located outside of the United States. In addition, two members of our board of directors and certain experts named herein reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons residing outside the United States, or to enforce outside the United States judgments obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the U.S. federal securities laws.
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
We may not be able to make distributions or repurchase shares without subjecting our shareholders to Dutch withholding tax, and dividends distributed on our ordinary shares to certain related parties in low-tax jurisdictions might in the future become subject to an additional Dutch withholding tax.
We have not paid a dividend on our ordinary shares in the past and we do not intend to pay any dividends to holders of our ordinary shares in the foreseeable future. See “Risk Factors—We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares.” However, if we ever do pay dividends or repurchase shares, then under current Dutch tax law, the dividend paid or repurchase price paid may be subject to Dutch dividend withholding tax at a rate of 15% under the Dutch Dividend Withholding Tax Act (Wet op de dividendbelasting 1965, “Regular Dividend Withholding Tax”), unless a domestic or treaty exemption applies.
On March 25, 2021, the Dutch State Secretary of Finance submitted a proposal of law to the Dutch parliament pursuant to which an alternative withholding tax (“Alternative Withholding Tax”) will be imposed on dividends paid to related entities in designated low-tax jurisdictions, effective 1 January 2024. An entity is considered related if (i) it has a “Qualifying Interest” in our company, (ii) our company has a “Qualifying Interest” in the entity holding the ordinary shares, or (iii) a third party has a "Qualifying Interest" in both our company and the entity holding the ordinary shares. The term “Qualifying Interest” means a direct or indirectly held interest either by an entity individually or jointly if an entity is part of a collaborating group (samenwerkende groep) that enables such entity or such collaborating group to exercise a definite influence over another entities' decisions, such as our company or an entity holding ordinary shares as the case may be, and allows it to determine the other entities' activities. The Alternative Withholding Tax will be imposed at the highest Dutch corporate income tax rate in effect at the time of the distribution (currently 25%). The Alternative Withholding Tax will be reduced, but not below zero, with any Regular Dividend Withholding Tax imposed on distributions. As such, based on currently applicable rates, the overall effective rate of withholding of Regular Dividend Withholding Tax and Alternative Withholding Tax will not exceed the highest corporate income tax rate in effect at the time of the distribution (currently 25%). The proposal of law is subject to amendment during the course of the legislative process and it needs to be approved by both chambers of the Dutch parliament before it can enter into force.
If we cease to be a Dutch tax resident for the purposes of a tax treaty concluded by the Netherlands and in certain other events, we could potentially be subject to a proposed Dutch dividend withholding tax in respect of a deemed distribution of our entire market value less paid-up capital.
Under a proposal of law currently pending before the Dutch parliament, the Emergency act conditional dividend exit tax (Spoedwet conditionele eindafrekening dividendbelasting “Dividend Exit Tax”), we will be deemed to have distributed an amount equal to our entire market capitalization less recognized paid-up capital immediately before the occurrence of certain events, including if we cease to be a Dutch tax resident for purposes of a tax treaty concluded by the Netherlands and become, for purposes of such tax treaty, a tax resident of a non-qualifying jurisdiction. This deemed distribution will be subject to a 15% tax. An automatic interest free unconditional indefinite extension for the full amount of the tax will be granted. However, the extension will expire, inter alia, if and to the extent we make distributions after the taxable event for the purposes of the Dividend Exit Tax (in respect of which the extension is granted). In that event, the Dividend Exit Tax rules prescribe that we will have a right to recover the tax from our shareholders through set-off against their dividend receivable. If we do not recover this amount from our shareholders, we will have to pay such part of the deferred tax ourselves. It is not certain whether the Dividend Exit Tax will be enacted and if so, in what form. If enacted in its present form before the Dutch parliament the Dividend Exit Tax will have retroactive effect from September 18, 2020.
General Risk Factors
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of the COVID-19 pandemic, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political instability or unrest and new developments resulting from recent elections and changes of administration, natural catastrophes, warfare, infectious diseases and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, the COVID-19 pandemic has curtailed business spending by our customers, resulted in business disruptions for us and/or our customers, restricted travel to customer sites and resulted in a quarantine of affected populations impacting our employees, partners and customers. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the U.S. and abroad may significantly impact business continuity for our partners and our customers, reduce our customers’ business operations, delay their engagement with us (including due to travel restrictions and restrictions on in-person meetings) and could thereby adversely affect our business and financial results. Further, these measures by government authorities may continue to remain in place for a significant period of time or, even if lifted, could be reinstated at any time, and additional and/or extended measures could significantly impact the ability of our employees and customers and vendors to work productively.
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In the event our or our partners’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, acts of war, other geo-political unrest or health issues, such as an outbreak of pandemic or epidemic diseases, such as the COVID-19 pandemic, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. For example, the full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. In addition, the COVID-19 pandemic has adversely affected the economies of many countries, resulting in economic downturns that could affect demand for our products and likely impact our operating results. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. See the risk factor entitled “The ongoing COVID-19 pandemic could harm our business and results of operations.”
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
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our ordinary shares, our share price and trading volume could decline, which could adversely affect our business.
The trading market for our ordinary shares is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts or public investors. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, our stock price may decline. Further, analysts could downgrade our ordinary shares or publish unfavorable research about us. If one or more of the analysts who cover our company ceases to cover us, or fails to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline and could adversely affect our business.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain senior management and qualified board members.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this Annual Report on Form 10-K, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects. These factors could also make it more difficult for us to attract and retain qualified senior management or members of our board of directors, particularly to serve on our audit and compensation committees.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may decline, which could adversely affect our business.
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
Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, and would likely cause the trading price of our ordinary shares to decline, which could adversely affect our business.
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
Item 3. Legal Proceedings.
The information called for by this Item is incorporated herein by reference to Item 8. “Financial Statements and Supplementary Data,” Note 7, “Commitments and Contingencies” included elsewhere in this Annual Report on Form 10-K.
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
Holders of Record
As of June 21, 2021 there were 95 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
ESTC
S&P 500
S&P 500 IT
$250.00
$200.00
$150.00
$100.00
$50.00
10/5/2018
10/31/2018
1/31/2019
4/30/2019
7/31/2019
10/31/2019
1/31/2020
4/30/2020
7/31/2020
10/31/2020
1/31/2021
4/30/2021

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Elastic N.V. under the Securities Act or the Exchange Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data.
Part II, Item 6 is no longer required as the Company has elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Our fiscal year end is April 30.
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the years ended April 30, 2021 and 2020 and year-to-year comparisons between the years ended April 30, 2021 and 2020. A discussion of our financial condition and results of operations for the year ended April 30, 2019 and year-to-year comparisons between years ended April 30, 2020 and 2019 that is not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2020, filed with the SEC on June 26, 2020, and is incorporated by reference herein.
Overview
Elastic is a search company. We deliver technology that enables users to search through massive amounts of structured and unstructured data for a wide range of use cases. Our primary offering is the Elastic Stack, a powerful set of software products that ingest and store data from any source, and in any format, and perform search, analysis, and visualization in milliseconds or less. The Elastic Stack is designed for direct use by developers to power a variety of use cases. We also offer three software solutions – Enterprise Search, Observability, and Security – built on the Elastic Stack. Our solutions are designed to be deployed everywhere: in public or private clouds, in hybrid environments, or in traditional on-premises environments. Our products are used by individual developers and organizations of all sizes across a wide range of industries.
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
Our business model is based on a combination of free and paid proprietary software. We market and distribute the Elastic Stack and our solutions using a free and open distribution strategy. Developers are able to download our software directly from our website. Some features of our software can be downloaded and used free of charge. Others are only available through paid subscriptions, which include access to specific proprietary features and also include support. These paid features can be unlocked without the need to re-deploy the software. There is no free subscription tier in our cloud offerings, where all subscriptions are paid.
In February 2021, with the release of version 7.11 of the Elastic Stack, we changed the way we license Elasticsearch and Kibana, the visualization layer for data stored in Elasticsearch. We moved the source code that had historically been licensed under the Apache License, Version 2.0 open source license (“Apache 2.0”), to be dual licensed under ELv2, our proprietary source available license, and SSPL, at the user’s election. ELv2 is a permissive source available license, allowing free use, modification, creation of derivative works, and redistribution, while providing protection from cloud service providers who offer these products as a service without collaborating with us. SSPL is a source available license that provides many of the freedoms of an open source license, but with certain restrictions. This source code license change had no effect on our customers or the vast majority of our users.
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
We generate revenue primarily from sales of subscriptions for our software. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements for self-managed and Elastic Cloud deployments typically have terms of one to three years and we usually bill for them annually in advance. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 93%, 92% and 91% of total revenue in the years ended April 30, 2021, 2020, and 2019, respectively. We also generate revenue from consulting and training services.
We had over 15,000 customers, over 11,300 customers and over 8,100 customers as of April 30, 2021, 2020, and 2019, respectively. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer. The annual contract value (“ACV”) of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV. The number of customers who represented greater than $100,000 in ACV was over 730, over 610, and over 440 as of April 30, 2021, 2020 and 2019, respectively.
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
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 2,179 employees as of April 30, 2021.
We have experienced significant growth, with revenue increasing to $608.5 million in the year ended April 30, 2021 from $427.6 million in the year ended April 30, 2020 and $271.7 million in the year ended April 30, 2019, representing year-over-year growth of 42% for the year ended April 30, 2021 and 57% for the year ended April 30, 2020. In the year ended April 30, 2021, revenue from outside the United States accounted for 45% of our total revenue. For our non-U.S. operations, the majority of our revenue and expenses are denominated in currencies such as the Euro and British pound. No customer represented more than 10% of our total revenue in the years ended April 30, 2021, 2020, and 2019. We have not been profitable to date. In the years ended April 30, 2021, 2020 and 2019, we incurred net losses of $129.4 million, $167.2 million and $102.3 million, respectively. Our net cash provided by operating activities was $22.5 million in the year ended April 30, 2021 and cash used in operating activities in the years ended April 30, 2020 and 2019 was $30.6 million and $23.9 million, respectively. We have experienced losses in each year since our incorporation and as of April 30, 2021, had an accumulated deficit of $613.3 million. We expect we will continue to incur net losses for the foreseeable future. There can be no assurance as to when we may become profitable.
COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. The ongoing impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, success of preventative measures to contain or mitigate the spread of the virus and emerging variants, effectiveness, distribution and acceptance of COVID-19 vaccines, impact on our customers and our sales cycles, impact on our customer, employee or industry events, effect on our vendors, and the uneven impact of the COVID-19 pandemic to certain industries, all of which continue to remain uncertain and cannot be predicted.
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
In response to the COVID-19 pandemic and in an effort to focus on maintaining business continuity and preparing for the future and long-term success of our business, we have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including modifying our business practices, such as suspending employee travel, adapting employee work locations, and holding events and trainings virtually. Further, we also temporarily reduced the pace of our investments in our business in response to the COVID-19 pandemic in the first quarter of fiscal 2021, but began to gradually increase our investments in our business since then. We intend to continue to increase the pace of our investments in the business in fiscal 2022. We continue to monitor the major impacts of the COVID-19 pandemic and make changes in our business as appropriate, in response to such impacts. See “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of additional risks.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Growing the Elastic community. Our strategy consists of providing access to source available software, on both a free and paid basis, and fostering a community of users and developers. Our strategy is designed to pursue what we believe to be significant untapped potential for the use of our technology. After developers begin to use our software and start to participate in our developer community, they become more likely to apply our technology to additional use cases and evangelize our technology within their organizations. This reduces the time required for our sales force to educate potential leads on our solutions. In order to capitalize on our opportunity, we intend to make further investments to keep the Elastic Stack accessible and well known to software developers around the world. We intend to continue to invest in our products and support and engage our user base and developer community through content, events, and conferences in the U.S. and internationally. Our results of operations may fluctuate as we make these investments.
Developing new features for the Elastic Stack. The Elastic Stack is applied to various use cases by customers, including through the solutions we offer. Our revenue is derived primarily from subscriptions of Enterprise Search, Observability and Security built into the Elastic Stack. We believe that releasing additional features of the Elastic Stack, including our solutions, drives usage of our products and ultimately drives our growth. To that end, we plan to continue to invest in building new features and solutions that expand the capabilities of the Elastic Stack. These investments may adversely affect our operating results prior to generating benefits, to the extent that they ultimately generate benefits at all.
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
An indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the ACV of customers that have entered into annual subscription agreements. To calculate an expansion rate as of the end of a given month, we start with the ACV from all such customers as of twelve months prior to that month end, or Prior Period Value. We then calculate the ACV from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. We believe that our Net Expansion Rate provides useful information about the evolution of our business’ existing customers. The Net Expansion Rate includes the dollar-weighted value of our subscriptions that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was slightly below 130% at the end of fiscal 2021.
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

Increasing adoption of Elastic Cloud. Elastic Cloud, our family of SaaS products that includes Elasticsearch Service and Site Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for SaaS deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. In the years ended April 30, 2021, 2020 and 2019, Elastic Cloud contributed 27%, 22% and 17% of our total revenue, respectively. We believe that offering a SaaS deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting costs.
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

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Gross profit	$447,435	$304,930	$193,643
Stock-based compensation expense	11,929	7,127	4,591
Employer payroll taxes on employee stock transactions	1,335	527	38
Amortization of acquired intangibles	8,437	6,768	2,808
Non-GAAP gross profit	$469,136	$319,352	$201,080
Gross margin	74%	71%	71%
Non-GAAP gross margin (non-GAAP gross profit as a percentage of revenue)	77%	75%	74%
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

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Operating loss	$(129,478)	$(171,105)	$(101,356)
Stock-based compensation expense	93,680	60,007	39,942
Employer payroll taxes on employee stock transactions	14,376	7,493	1,814
Amortization of acquired intangibles	14,167	10,068	2,956
Acquisition-related expenses	—	17,974	948
Non-GAAP loss from operations	$(7,255)	$(75,563)	$(55,696)
Operating margin	(21)%	(40)%	(37)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(1)%	(18)%	(21)%
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities less purchases of property and equipment and capitalized internal-use software costs. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment, can be used for strategic initiatives, including investing in our business and selectively pursuing acquisitions and strategic investments. We further believe that historical and future trends in free cash flow and free cash flow margin, even if negative, provide useful information about the amount of net cash provided by (used in) operating activities that is available (or not available) to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$22,545	$(30,564)	$(23,937)
Less: Purchases of property and equipment	(3,912)	(5,063)	(3,447)
Less: Capitalization of internal-use software	(317)	—	—
Free cash flow	$18,316	$(35,627)	$(27,384)
Net cash used in investing activities	$(1,518)	$(29,187)	$(8,283)
Net cash provided by financing activities	$77,258	$58,539	$281,788
Net cash used in operating activities (as a percentage of total revenue)	4%	(7)%	(9)%
Less: Purchases of property and equipment (as a percentage of total revenue)	(1)%	(1)%	(1)%
Less: Capitalization of internal-use software (as a percentage of total revenue)	—%	—%	—%
Free cash flow margin	3%	(8)%	(10)%
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

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Total revenue	$608,489	$427,620	$271,653
Add: Increase in total deferred revenue	115,937	85,670	71,876
Less: Increase in unbilled accounts receivable	(2,582)	(592)	(571)
Calculated billings	$721,844	$512,698	$342,958
Components of Results of Operations
Revenue
Subscription.    Our revenue is primarily generated through the sale of subscriptions to software, which is either self-managed by the user or hosted and managed by us in the cloud. Subscriptions provide the right to use paid proprietary software features and access to support for our paid and unpaid software.
A portion of the revenue from self-managed subscriptions is generally recognized up front at the point in time when the license is delivered. This revenue is presented as License – self-managed in our consolidated statements of operations. The remainder of revenue from self-managed subscriptions is recognized ratably over the subscription term while revenue from subscriptions that require access to the cloud or that are hosted and managed by us or by a partner on our behalf in the cloud is recognized ratably over the subscription term or on a usage basis; both are presented within Subscription – self-managed and SaaS in our consolidated statements of operations.
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
Gross profit and gross margin. Gross profit represents revenue less cost of revenue. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the timing of our acquisition of new customers and our renewals with existing customers, the average sales price of our subscriptions and professional services, the amount of our revenue represented by hosted services, the mix of subscriptions sold, the mix of revenue between subscriptions and professional services, the mix of professional services between consulting and training, transaction volume growth and support case volume growth. We expect our gross margin to fluctuate over time depending on the factors described above. We expect our revenue from Elastic Cloud to continue to increase as a percentage of total revenue, which we expect will adversely impact our gross margin as a result of the associated hosting costs.
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
Other Income, Net
Other income, net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency, interest income and interest expense.
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

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Revenue
License - self-managed	$67,994	$53,536	$39,474
Subscription - self-managed and SaaS	499,345	338,634	208,780
Total subscription revenue	567,339	392,170	248,254
Professional services	41,150	35,450	23,399
Total revenue	608,489	427,620	271,653
Cost of revenue (1)(2)(3)
Cost of license - self-managed	1,386	948	387
Cost of subscription - self-managed and SaaS	121,127	84,819	53,560
Total cost of revenue - subscription	122,513	85,767	53,947
Cost of professional services	38,541	36,923	24,063
Total cost of revenue	161,054	122,690	78,010
Gross profit	447,435	304,930	193,643
Operating expenses (1)(2)(3)(4)
Research and development	199,203	165,370	101,167
Sales and marketing	273,877	219,040	147,296
General and administrative	103,833	91,625	46,536
Total operating expenses	576,913	476,035	294,999
Operating loss (1)(2)(3)(4)	(129,478)	(171,105)	(101,356)
Other income (expense), net	7,764	1,963	3,441
Loss before income taxes	(121,714)	(169,142)	(97,915)
Provision for (benefit from) income taxes	7,720	(1,968)	4,388
Net loss	$(129,434)	$(167,174)	$(102,303)

(1) Includes stock-based compensation expense as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$7,105	$4,147	$3,383
Cost of professional services	4,824	2,980	1,208
Research and development	35,267	23,621	16,100
Sales and marketing	31,581	19,334	11,996
General and administrative	14,903	9,925	7,255
Total stock-based compensation expense	$93,680	$60,007	$39,942
(2) Includes employer payroll taxes on employee stock transactions as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$674	$349	$28
Cost of professional services	661	178	10
Research and development	3,670	2,179	939
Sales and marketing	5,399	3,237	747
General and administrative	3,972	1,550	90
Total employer payroll tax on stock transactions	$14,376	$7,493	$1,814
(3) Includes amortization of acquired intangibles as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Cost of Revenue
Cost of license - self-managed	$1,386	$948	$387
Cost of subscription - self-managed and SaaS	7,051	5,820	2,421
Sales and marketing	5,730	3,300	148
Total amortization of acquired intangibles	$14,167	$10,068	$2,956
(4) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Research and development	$—	$34	$689
Sales and marketing	—	522	—
General and administrative	—	17,418	259
Total acquisition-related expenses	$—	$17,974	$948

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Year Ended April 30,
	2021	2020	2019
Revenue
License - self-managed	11%	13%	14%
Subscription - self-managed and SaaS	82%	79%	77%
Total subscription revenue	93%	92%	91%
Professional services	7%	8%	9%
Total revenue	100%	100%	100%
Cost of revenue
Cost of license - self-managed	0%	0%	0%
Cost of subscription - self-managed and SaaS	20%	20%	20%
Total cost of revenue - subscription	20%	20%	20%
Cost of professional services	6%	9%	9%
Total cost of revenue	26%	29%	29%
Gross profit	74%	71%	71%
Operating expenses
Research and development	33%	39%	37%
Sales and marketing	45%	51%	54%
General and administrative	17%	21%	17%
Total operating expenses	95%	111%	108%
Operating loss	(21)%	(40)%	(37)%
Other income (expense), net	1%	0%	1%
Loss before income taxes	(20)%	(40)%	(36)%
Provision for (benefit from) income taxes	1%	(1)%	2%
Net loss	(21)%	(39)%	(38)%
Comparison of Fiscal Years Ended April 30, 2021 and 2020
Revenue

	Year Ended April 30,		Change
	2021	2020	$	%
	(in thousands)
Revenue
License - self-managed	$67,994	$53,536	$14,458	27%
Subscription - self-managed and SaaS	499,345	338,634	160,711	47%
Total subscription revenue	567,339	392,170	175,169	45%
Professional services	41,150	35,450	5,700	16%
Total revenue	$608,489	$427,620	$180,869	42%
Total subscription revenue increased $175.2 million, or 45%, in the year ended April 30, 2021 compared to the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 15,000 customers in the year ended April 30, 2021 compared to over 11,300 customers in the prior year.
Professional services revenue increased by $5.7 million, or 16%, in the year ended April 30, 2021 compared to the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services consulting offerings.

Cost of Revenue and Gross Margin

	Year Ended April 30,		Change
	2021	2020	$	%
	(in thousands)
Cost of revenue
Cost of license - self-managed	$1,386	$948	$438	46%
Cost of subscription - self-managed and SaaS	121,127	84,819	36,308	43%
Total cost of revenue - subscription	122,513	85,767	36,746	43%
Cost of professional services	38,541	36,923	1,618	4%
Total cost of revenue	$161,054	$122,690	$38,364	31%
Gross profit	$447,435	$304,930	$142,505	47%
Gross margin:
License - self-managed	98%	98%
Subscriptions - self-managed and SaaS	76%	75%
Total subscription margin	78%	78%
Professional services	6%	(4)%
Total gross margin	74%	71%
Total cost of subscription revenue increased by $36.7 million, or 43%, in the year ended April 30, 2021 compared to the prior year. This increase was primarily due to an increase of $26.2 million in cloud infrastructure costs and an increase of $8.1 million in personnel and related charges from growth in headcount in our support organization. In addition, amortization of acquired intangible assets increased $1.2 million. These increases were partially offset by a decrease of $1.7 million in travel expenses due to COVID-19 related travel restrictions. The increase in personnel and related costs includes an increase of $4.3 million in salaries and related taxes and an increase of $3.0 million in stock-based compensation expense. Total subscription margin remained flat at 78% in the year ended April 30, 2021 compared to the prior year.
Cost of professional services revenue increased by $1.6 million, or 4%, in the year ended April 30, 2021 compared to the prior year. This increase was primarily due to an increase of $5.9 million in personnel and related costs, including increases of $3.8 million in salaries and related taxes and $1.8 million in stock-based compensation driven by an increase in headcount in our consulting and training organizations. In addition, subcontractor costs increased $0.5 million. These increases were partially offset by a decrease of $3.4 million in travel expenses and a decrease of $1.3 million in training facility costs due to COVID-19 related restrictions.
Gross margin for professional services revenue was 6% in the year ended April 30, 2021 compared to (4)% for the prior year. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services. The cost of professional services remained relatively flat due to a decrease in travel related costs as we shifted to virtual delivery of professional services in light of travel restrictions due to COVID-19. In recent periods, we have invested in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future once travel restrictions lift. Our gross margin for professional services may fluctuate, decline or be negative in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Year Ended April 30,		Change
	2021	2020	$	%
	(in thousands)
Research and development	$199,203	$165,370	$33,833	20%
Research and development expense increased by $33.8 million, or 20%, in the year ended April 30, 2021 compared to the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $35.0 million, and software and equipment expense increased by $2.9 million, primarily as a result of growth in headcount. In addition, cloud infrastructure costs related to our research and development activities increased $1.8 million. These increases were partially offset by a decrease in travel expenses of $7.6 million due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs includes an increase of $21.1 million in salaries and related taxes, an increase of $11.6 million in stock-based compensation expense and an increase of $2.4 million in employee benefits expense.

Sales and marketing

	Year Ended April 30,		Change
	2021	2020	$	%
	(in thousands)
Sales and marketing	$273,877	$219,040	$54,837	25%
Sales and marketing expense increased by $54.8 million, or 25%, in the year ended April 30, 2021 compared to the prior year. This increase was primarily due to an increase of $53.8 million in personnel related costs and a $1.1 million increase in software and equipment charges as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased by $7.6 million and amortization of intangible assets increased by $2.4 million. These increases were partially offset by a decrease of $13.3 million in travel expenses due to COVID-19 travel restrictions and holding events virtually. The increase in personnel and related costs includes an increase of $26.3 million in salaries and related taxes, an increase of $12.2 million in stock-based compensation expense, an increase of $11.6 million in commissions expense related to the amortization of contract acquisition costs and an increase of $3.3 million in employee benefits expense.
General and administrative

	Year Ended April 30,		Change
	2021	2020	$	%
	(in thousands)
General and administrative	$103,833	$91,625	$12,208	13%
General and administrative expense increased by $12.2 million, or 13%, in the year ended April 30, 2021 compared to the prior year. This increase was primarily due to an increase of $3.3 million in personnel related costs and a $0.6 million increase in software and equipment charges as we continued to increase our general and administrative headcount. In addition, bad debt expense related to expected credit losses on accounts receivable and write-off of uncollectible balances increased by $4.2 million, consulting expense increased by $1.8 million and insurance, business taxes, and charitable donations increased by $2.6 million. These increases were largely offset by a decrease of $1.6 million in travel expenses due to COVID-19 travel restrictions. The increase in personnel and related costs includes an increase of $9.5 million in salaries and related taxes, an increase of $5.0 million in stock-based compensation expense, an increase of $0.7 million in employee benefits expense and an increase of $0.5 million in recruiting costs, which were partially offset by a decrease in acquisition related compensation of $12.5 million.
Other Income, Net

	Year Ended April 30,		Change
	2021	2020	$	%
	(in thousands)
Other income, net	$7,764	$1,963	$5,801	296%
Other income, net increased by $5.8 million, or 296%, in the year ended April 30, 2021 compared to the prior year. This increase was due to a net increase in foreign currency gains of $9.9 million related primarily to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The foreign currency gains were partially offset by a decrease of $4.0 million in interest income due to lower interest rates.
Provision for (Benefit from) Income Taxes

	Year Ended April 30,		Change
	2021	2020	$	%
	(in thousands)
Provision for (benefit from) income taxes	$7,720	$(1,968)	$9,688	(492)%
The provision for income taxes was $7.7 million in the year ended April 30, 2021 compared to a benefit from income taxes of $2.0 million in the prior year. The additional tax expense is primarily due to an increase of $4.6 million in income taxes from foreign subsidiaries. A tax benefit associated with stock-based compensation of $100.0 million was offset by the provision of a valuation allowance of $100.0 million for deferred tax assets in the United States, the Netherlands, and the United Kingdom. Our effective tax rate was (6.3)% and 1.2% of our net loss before taxes for the years ended April 30, 2021 and 2020, respectively.

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

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Revenue
License - self-managed	$22,321	$15,280	$15,514	$14,879	$16,862	$14,495	$12,272	$9,907
Subscription - self-managed and SaaS	142,218	131,969	118,695	106,463	97,041	89,703	79,407	72,483
Total subscription revenue	164,539	147,249	134,209	121,342	113,903	104,198	91,679	82,390
Professional services	13,071	9,866	10,685	7,528	9,720	8,983	9,427	7,320
Total revenue	177,610	157,115	144,894	128,870	123,623	113,181	101,106	89,710
Cost of revenue (1)(2)(3)
Cost of license - self- managed	347	346	347	346	346	347	158	97
Cost of subscription - self- managed and SaaS	34,663	31,426	29,148	25,890	23,987	23,196	19,741	17,895
Total cost of revenue - subscription	35,010	31,772	29,495	26,236	24,333	23,543	19,899	17,992
Cost of professional services	10,797	10,196	8,953	8,595	9,940	9,862	8,862	8,259
Total cost of revenue	45,807	41,968	38,448	34,831	34,273	33,405	28,761	26,251
Gross profit	131,803	115,147	106,446	94,039	89,350	79,776	72,345	63,459
Operating expenses (1)(2)(3)(4)
Research and development	55,437	51,400	46,688	45,678	45,591	46,119	38,478	35,182
Sales and marketing	82,165	71,087	64,474	56,151	58,180	54,829	54,020	52,011
General and administrative	31,278	27,121	23,705	21,729	20,153	21,096	31,808	18,568
Total operating expenses	168,880	149,608	134,867	123,558	123,924	122,044	124,306	105,761
Operating loss (1)(2)(3)(4)	(37,077)	(34,461)	(28,421)	(29,519)	(34,574)	(42,268)	(51,961)	(42,302)
Other income (expense), net	(660)	(2,377)	(84)	10,885	687	(1,339)	1,684	931
Loss before income taxes	(37,737)	(36,838)	(28,505)	(18,634)	(33,887)	(43,607)	(50,277)	(41,371)
Provision for (benefit from) income taxes	5,564	1,136	653	367	(2,736)	674	(304)	398
Net loss	$(43,301)	$(37,974)	$(29,158)	$(19,001)	$(31,151)	$(44,281)	$(49,973)	$(41,769)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.48)	$(0.43)	$(0.34)	$(0.23)	$(0.38)	$(0.55)	$(0.64)	$(0.56)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	90,028,822	88,341,038	86,373,166	84,175,287	82,123,381	80,737,237	77,772,406	74,643,782
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Cost of Revenue
Cost of subscription - self managed and SaaS	$2,040	$1,839	$1,860	$1,366	$1,278	$1,008	$946	$915
Cost of professional services	1,537	1,359	976	952	902	879	638	561
Research and development	10,958	9,516	7,663	7,130	6,534	6,256	5,870	4,961
Sales and marketing	9,062	8,372	7,955	6,192	5,828	4,540	4,658	4,308
General and administrative	4,778	4,141	3,033	2,951	2,690	2,905	2,304	2,026
Total stock-based compensation expense	$28,375	$25,227	$21,487	$18,591	$17,232	$15,588	$14,416	$12,771

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Cost of Revenue
Cost of subscription - self managed and SaaS	$187	$267	$77	$143	$28	$21	$166	$134
Cost of professional services	237	322	25	77	42	16	86	34
Research and development	968	1,243	465	994	293	238	888	760
Sales and marketing	1,905	1,723	614	1,157	421	335	1,887	594
General and administrative	643	2,130	462	737	61	129	753	607
Total stock-based compensation expense	$3,940	$5,685	$1,643	$3,108	$845	$739	$3,780	$2,129
(3) Includes amortization of acquired intangibles as follows:

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Cost of Revenue
Cost of license - self managed	$347	$346	$347	$346	$346	$347	$158	$97
Cost of subscription - self managed and SaaS	1,762	1,764	1,762	1,763	1,763	2,660	861	536
Sales and marketing	1,428	1,428	1,433	1,441	1,441	1,451	379	29
Total amortization of acquired intangibles	$3,537	$3,538	$3,542	$3,550	$3,550	$4,458	$1,398	$662
(4) Includes acquisition-related expenses as follows:

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Research and development	$—	$—	$—	$—	$—	$—	$—	$34
Sales and marketing	—	—	—	—	14	395	113	—
General and administrative	—	—	—	—	198	933	13,849	2,438
Total acquisition-related expenses	$—	$—	$—	$—	$212	$1,328	$13,962	$2,472

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Revenue
License - self-managed	13%	10%	11%	11%	14%	13%	12%	11%
Subscription - self-managed and SaaS	80%	84%	82%	83%	78%	79%	79%	81%
Total subscription revenue	93%	94%	93%	94%	92%	92%	91%	92%
Professional services	7%	6%	7%	6%	8%	8%	9%	8%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%	0%	0%	0%	0%	0%	0%
Cost of subscription - self- managed and SaaS	20%	20%	20%	20%	20%	21%	20%	20%
Total cost of revenue - subscription	20%	20%	20%	20%	20%	21%	20%	20%
Cost of professional services	6%	7%	7%	7%	8%	9%	8%	9%
Total cost of revenue	26%	27%	27%	27%	28%	30%	28%	29%
Gross profit	74%	73%	73%	73%	72%	70%	72%	71%
Operating expenses (1)(2)(3)(4)
Research and development	31%	33%	32%	35%	37%	41%	38%	39%
Sales and marketing	46%	45%	45%	44%	47%	48%	53%	58%
General and administrative	18%	17%	16%	17%	16%	18%	31%	21%
Total operating expenses	95%	95%	93%	96%	100%	107%	122%	118%
Operating loss (1)(2)(3)(4)	(21)%	(22)%	(20)%	(23)%	(28)%	(37)%	(50)%	(47)%
Other income (expense), net	—%	(1)%	0%	9%	1%	(2)%	0%	1%
Loss before income taxes	(21)%	(23)%	(20)%	(14)%	(27)%	(39)%	(50)%	(46)%
Provision for (benefit from) income taxes	3%	1%	0%	1%	(2)%	0%	(1)%	1%
Net loss	(24)%	(24)%	(20)%	(15)%	(25)%	(39)%	(49)%	(47)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Cost of Revenue
Cost of subscription - self managed and SaaS	1%	1%	1%	1%	1%	1%	1%	1%
Cost of professional services	1%	1%	1%	1%	1%	1%	0%	1%
Research and development	6%	6%	5%	5%	5%	5%	6%	6%
Sales and marketing	5%	5%	6%	5%	5%	4%	5%	5%
General and administrative	3%	3%	2%	2%	2%	3%	2%	2%
Total stock-based compensation expense	16%	16%	15%	14%	14%	14%	14%	15%

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Cost of Revenue
Cost of subscription - self managed and SaaS	0%	0%	0%	0%	0%	0%	0%	0%
Cost of professional services	0%	0%	0%	0%	0%	0%	0%	0%
Research and development	1%	1%	0%	1%	0%	0%	1%	1%
Sales and marketing	1%	1%	1%	1%	1%	1%	2%	1%
General and administrative	0%	2%	0%	0%	0%	0%	1%	1%
Total stock-based compensation expense	2%	4%	1%	2%	1%	1%	4%	3%
(3) Includes amortization of acquired intangibles as follows:

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Cost of Revenue
Cost of license - self- managed	0%	0%	0%	0%	0%	0%	0%	0%
Cost of subscription - self- managed and SaaS	1%	1%	1%	2%	2%	3%	1%	1%
Sales and marketing	1%	1%	1%	1%	1%	1%	0%	0%
Total amortization of acquired intangibles	2%	2%	2%	3%	3%	4%	1%	1%
(4) Includes acquisition-related expenses as follows:

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Research and development	0%	0%	0%	0%	0%	0%	0%	0%
Sales and marketing	0%	0%	0%	0%	0%	0%	0%	0%
General and administrative	0%	0%	0%	0%	0%	1%	14%	3%
Total acquisition-related expenses	0%	0%	0%	0%	0%	1%	14%	3%
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
Our total gross margin increased in the year ended April 30, 2021 due to an increase in our professional services margin, which may fluctuate, decline or be negative in the near-term as we seek to expand our professional services business.

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
Liquidity and Capital Resources
As of April 30, 2021, we had cash and cash equivalents and restricted cash of $400.8 million and $2.9 million, respectively, and working capital of $187.2 million. Our restricted cash constitutes cash deposits with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $613.3 million as of April 30, 2021. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$22,545	$(30,564)	$(23,937)
Net cash used in investing activities	$(1,518)	$(29,187)	$(8,283)
Net cash provided by financing activities	$77,258	$58,539	$281,788
Net Cash Provided By (Used in) Operating Activities
Net cash provided by operating activities during the year ended April 30, 2021 was $22.5 million, which resulted from a net loss of $129.4 million adjusted for non-cash charges of $150.2 million and net cash inflow of $1.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $93.7 million for stock-based compensation expense, $41.0 million for amortization of deferred contract acquisition costs, $17.2 million of depreciation and intangible asset amortization expense and $7.9 million in non-cash operating lease costs, which were partially offset by net foreign currency transaction gains of $9.5 million and $0.1 million of other non-cash transactions. The net cash inflow from changes in operating assets and liabilities was the result of a $115.9 million increase in deferred revenue due to higher billings and a net increase of $7.2 million in accounts payable, accrued expenses and accrued compensation and benefits due to growth in our business and higher headcount. These inflows were partially offset by an increase of $24.0 million in accounts receivable due to higher billings and timing of collections from our customers, an increase in deferred contract acquisition costs of $81.1 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, an increase of $8.3 million in prepaid and other assets and a decrease of $7.9 million in operating lease liabilities.

Net cash used in operating activities during the year ended April 30, 2020 was $30.6 million, which resulted from a net loss of $167.2 million adjusted for non-cash charges of $117.0 million and net cash inflow of $19.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $60.0 million for stock-based compensation expense, $28.3 million for amortization of deferred contract acquisition costs, $12.9 million of depreciation and intangible asset amortization expense, $8.8 million of non-cash acquisition expense, $7.4 million in non-cash operating lease costs and $1.1 million of other non-cash transactions which were partially offset by a $1.5 million increase in deferred income taxes. The net cash inflow from changes in operating assets and liabilities was the result of a $85.7 million increase in deferred revenue due to higher billings and a net increase of $30.9 million in accounts payable, accrued expenses and accrued compensation and benefits due to growth in our business and higher headcount, and a decrease of $2.7 million in prepaid and other assets. These inflows were partially offset by a $46.8 million increase in accounts receivable due to higher billings and timing of collections from our customers, an increase in deferred contract acquisition costs of $46.2 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions and a $6.7 million decrease in operating lease liabilities relating to the adoption of the new lease accounting standard.
Net Cash Used in Investing Activities
Net cash used in investing activities of $1.5 million during the year ended April 30, 2021 was primarily due $3.9 million of capital expenditures and capitalization of $0.3 million in internal-use software costs during the period, partially offset by cash provided by other investing activities of $2.7 million.
Net cash used in investing activities of $29.2 million during the year ended April 30, 2020 was primarily due to $24.4 million cash used for the acquisition of Endgame and $5.1 million of capital expenditures during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $77.3 million during the year ended April 30, 2021 was due to proceeds from option exercises during the period.
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and purchase obligations. The following table summarizes our contractual obligations as of April 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Purchase obligations(1)	$348,478	$56,346	$182,132	$110,000	$—
Operating lease commitments(2)	31,024	8,981	14,148	7,895	—
Total	$379,502	$65,327	$196,280	$117,895	$—
(1)Primarily consists of our purchase obligations under non-cancellable agreements for cloud hosting, subscription software, and sales and marketing. Actual payments under the cloud hosting capacity commitments may be higher than the total minimum depending on services used.
(2)Consists of future non-cancelable minimum rental payments under operating leases for our offices, excluding rent payments from our sub-tenants and variable operating expenses.
In addition to the contractual obligations set forth above, as of April 30, 2021, we had $2.1 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2023.
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
We have also excluded unrecognized tax benefits from the contractual obligations table above. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments. We believe that these matters will likely not be resolved in the next 12 months and accordingly we have classified the estimated liability as non-current in the consolidated balance sheet. For further information see Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
(ii) identification of the performance obligations in the contract;
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
Our self-managed subscriptions include both license providing the right to use proprietary features in our software, as well as an obligation to provide support (on both open source and proprietary features) and maintenance. Our SaaS products provide access to hosted software as well as support, which we consider to be a single performance obligation.
Services-related performance obligations relate to the provision of consulting and training services. These services are distinct from subscriptions and do not result in significant customization of the software.
(iii) determination of the transaction price;
The transaction price is the total amount of consideration we expect to be entitled to in exchange for the subscriptions and services in a contract. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contain a significant financing component.
(iv) allocation of the transaction price to the performance obligations; and
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The SSP is determined based on the prices at which we separately sell these products assuming the majority of these fall within a pricing range. In instances where SSP is not directly observable, such as when we do not sell the software license separately, we derive the SSP using information that may include market conditions and other observable and unobservable inputs which can require significant judgment. There is typically more than one SSP for individual products and services due to the stratification of those products and services by quantity, term of the subscription, sales channel and other circumstances. If one of the performance obligations is outside of the SSP range, we allocate the transaction price considering the midpoint of the SSP range. We also consider if there are any additional material rights inherent in a contract, and if so, we allocate a portion of the transaction price to such rights based on a relative SSP.
(v) recognition of revenue when we satisfy each performance obligation.
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to the customer. Our self-managed subscriptions include both upfront revenue recognition when the license is delivered, as well as revenue recognized ratably over the contract period for support and maintenance based on the stand-ready nature of these subscription elements. Revenue from our SaaS products is recognized ratably over the contract period as we satisfy the performance obligation.
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

We did not recognize any impairment of deferred contract acquisition costs during the years ended April 30, 2021, 2020 and 2019.
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
The following table summarizes the assumptions used in the Black-Scholes option pricing model to determine the fair value of our stock options granted and assumed:

	Year Ended April 30,
	2021	2020	2019
Expected term (in years)	6.02 - 6.08	2.00 - 7.27	6.02 - 6.08
Expected stock price volatility	62.6% - 63.9%	54.8%	40.5% - 46.7%
Risk-free interest rate	0.4% - 1.1%	1.4% - 2.0%	2.4% - 3.1%
Dividend yield	0%	0%	0%
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
We assess goodwill for impairment at least annually, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For the purposes of impairment testing, we have determined that we have one reporting unit. Our test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, we compare the fair value of our reporting unit to its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
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
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $403.7 million as of April 30, 2021. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our net loss. As a component of other income, net, we recognized a foreign currency transaction gain of $7.7 million and a foreign currency transaction loss of $2.2 million in the years ended April 30, 2021 and April 30, 2020, respectively.
As of April 30, 2021, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and British pounds. A 10% increase or decrease in current exchange rates would have an impact of approximately $11.0 million on our cash, cash equivalents, and restricted cash balances.
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
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elastic N.V.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Elastic N.V. and its subsidiaries (the “Company”) as of April 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preference shares and shareholders’ equity (deficit), and of cash flows for each of the three years in the period ended April 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Identification and Evaluation of Terms and Conditions in Contracts

As described in Note 2 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when the Company satisfies each performance obligation. The Company’s contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. For the fiscal year ended April 30, 2021, the Company’s revenue was $608.5 million.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts, is a critical audit matter are the significant judgment by management in identifying and evaluating terms and conditions in contracts that impact revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the audit evidence to determine whether terms and conditions in contracts were appropriately identified and evaluated by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions in contracts that impact revenue recognition. These procedures also included (i) testing the completeness and accuracy of management’s identification and evaluation of the specific terms with customers by examining revenue contracts on a sample basis and (ii) assessing the terms and conditions of the contract including their impact on revenue recognition.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 25, 2021

We have served as the Company’s auditor since 2018.

Elastic N.V.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of April 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$400,814	$297,081
Restricted cash	2,894	2,308
Accounts receivable, net of allowance for credit losses of $2,344 and $1,247 as of April 30, 2021 and April 30, 2020, respectively	160,415	128,690
Deferred contract acquisition costs	36,089	19,537
Prepaid expenses and other current assets	37,002	32,623
Total current assets	637,214	480,239
Property and equipment, net	8,881	7,760
Goodwill	198,851	197,877
Operating lease right-of-use assets	25,464	32,783
Intangible assets, net	36,286	50,455
Deferred contract acquisition costs, non-current	50,263	24,012
Deferred tax assets	3,697	3,164
Other assets	12,516	7,621
Total assets	$973,172	$803,911
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,248	$11,485
Accrued expenses and other liabilities	28,909	22,210
Accrued compensation and benefits	52,525	48,409
Operating lease liabilities	8,528	7,639
Deferred revenue	352,805	243,324
Total current liabilities	450,015	333,067
Deferred revenue, non-current	44,895	16,378
Operating lease liabilities, non-current	19,649	27,827
Other liabilities, non-current	7,782	12,992
Total liabilities	522,341	390,264
Commitments and contingencies (Note 7 and 9)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of April 30, 2021 and April 30, 2020	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 90,533,985 shares issued and outstanding as of April 30, 2021 and 82,856,978 shares issued and outstanding as of April 30, 2020	948	856
Treasury stock, 35,937 shares (repurchased at an average price of $10.30 per share)	(369)	(369)
Additional paid-in capital	1,071,675	898,788
Accumulated other comprehensive loss	(8,105)	(1,377)
Accumulated deficit	(613,318)	(484,251)
Total shareholders’ equity	450,831	413,647
Total liabilities and shareholders’ equity	$973,172	$803,911
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended April 30,
	2021	2020	2019
Revenue
License - self-managed	$67,994	$53,536	$39,474
Subscription - self-managed and SaaS	499,345	338,634	208,780
Total subscription revenue	567,339	392,170	248,254
Professional services	41,150	35,450	23,399
Total revenue	608,489	427,620	271,653
Cost of revenue
Cost of license - self-managed	1,386	948	387
Cost of subscription - self-managed and SaaS	121,127	84,819	53,560
Total cost of revenue - subscription	122,513	85,767	53,947
Cost of professional services	38,541	36,923	24,063
Total cost of revenue	161,054	122,690	78,010
Gross profit	447,435	304,930	193,643
Operating expenses
Research and development	199,203	165,370	101,167
Sales and marketing	273,877	219,040	147,296
General and administrative	103,833	91,625	46,536
Total operating expenses	576,913	476,035	294,999
Operating loss	(129,478)	(171,105)	(101,356)
Other income, net	7,764	1,963	3,441
Loss before income taxes	(121,714)	(169,142)	(97,915)
Provision for (benefit from) income taxes	7,720	(1,968)	4,388
Net loss	$(129,434)	$(167,174)	$(102,303)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.48)	$(2.12)	$(1.86)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	87,207,094	78,799,732	54,893,365
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended April 30,
	2021	2020	2019
Net loss	$(129,434)	$(167,174)	$(102,303)
Other comprehensive loss:
Foreign currency translation adjustments	(6,728)	54	(470)
Other comprehensive income (loss)	(6,728)	54	(470)
Total comprehensive loss	$(136,162)	$(167,120)	$(102,773)
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Redeemable Convertible Preference Shares
and Shareholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preference Shares		Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of April 30, 2018	28,939,466	$200,921	33,232,955	$33	$(369)	$62,542	$(961)	$(214,774)	$(153,529)
Change in par value upon conversion from B.V. to N.V.	—	—	—	303	—	(303)	—	—	—
Conversion of redeemable convertible preference shares to ordinary shares upon initial public offering	(28,939,466)	(200,921)	28,939,466	289	—	200,632	—	—	200,921
Issuance of ordinary shares upon initial public offering, net of underwriting discounts and issuance costs	—	—	8,050,000	93	—	263,749	—	—	263,842
Issuance of ordinary shares upon exercise of stock options	—	—	3,117,320	33	—	18,519	—	—	18,552
Issuance of ordinary shares upon subscription of restricted stock awards	—	—	244,498	3	—	(3)	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	1,019	—	—	1,019
Vesting of ordinary shares subject to repurchase	—	—	—	—	—	449	—	—	449
Repurchase of early exercised stock options	—	—	(43,630)	—	—	—	—	—	—
Ordinary shares issued in connection with the acquisition of Lambda Lab	—	—	134,474	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	34,531	—	—	34,531
Net loss	—	—	—	—	—	—	—	(102,303)	(102,303)
Foreign currency translation	—	—	—	—	—	—	(470)	—	(470)
Balances as of April 30, 2019	—	—	73,675,083	754	(369)	581,135	(1,431)	(317,077)	263,012
Issuance of ordinary shares upon exercise of stock options	—	—	6,815,098	77	—	61,386	—	—	61,463
Issuance of ordinary shares upon release of restricted stock units	—	—	152,688	2	—	—	—	—	2
Ordinary shares issued in connection with the acquisition of Endgame	—	—	1,983,663	21	—	167,316	—	—	167,337
Ordinary shares issued in connection with the acquisition of Endgame held in escrow	—	—	235,031	2	—	19,824	—	—	19,826
Assumption of stock option plan as consideration for acquisition of Endgame	—	—	—	—	—	9,309	—	—	9,309
Repurchase of unvested RSAs	—	—	(4,585)	—	—	—	—	—	—
Vesting of ordinary shares subject to repurchase	—	—	—	—	—	2,730	—	—	2,730
Stock-based compensation	—	—	—	—	—	57,088	—	—	57,088
Net loss	—	—	—	—	—	—	—	(167,174)	(167,174)
Foreign currency translation	—	—	—	—	—	—	54	—	54
Balances as of April 30, 2020	—	—	82,856,978	856	(369)	898,788	(1,377)	(484,251)	413,647
Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	—	—	367	367
Issuance of ordinary shares upon exercise of stock options	—	—	6,989,222	83	—	77,175	—	—	77,258
Issuance of ordinary shares upon release of restricted stock units	—	—	687,785	9	—	(9)	—	—	—
Stock-based compensation	—	—	—	—	—	93,018	—	—	93,018
Reclassification of liability-classified awards	—	—	—	—	—	2,703	—	—	2,703
Net loss	—	—	—	—	—	—	—	(129,434)	(129,434)
Foreign currency translation	—	—	—	—	—	—	(6,728)	—	(6,728)
Balances as of April 30, 2021	—	$—	90,533,985	$948	$(369)	$1,071,675	$(8,105)	$(613,318)	$450,831
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(129,434)	$(167,174)	$(102,303)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,237	12,859	5,695
Amortization of deferred contract acquisition costs	40,991	28,314	21,374
Non-cash operating lease cost	7,927	7,422	—
Stock-based compensation expense, net of amounts capitalized	93,680	60,007	39,942
Non-cash acquisition expense settled with shares	—	8,834	—
Deferred income taxes	33	(1,539)	3,621
Foreign currency transaction gain	(9,507)	—	—
Other	(142)	1,123	69
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	(24,037)	(46,753)	(29,804)
Deferred contract acquisition costs	(81,137)	(46,217)	(30,006)
Prepaid expenses and other current assets	(4,192)	(2,950)	(18,049)
Other assets	(4,107)	5,603	(3,292)
Accounts payable	(4,775)	5,968	2,226
Accrued expenses and other liabilities	8,118	5,220	10,872
Accrued compensation and benefits	3,867	19,710	3,842
Operating lease liabilities	(7,914)	(6,661)	—
Deferred revenue	115,937	85,670	71,876
Net cash provided by (used in) operating activities	22,545	(30,564)	(23,937)
Cash flows from investing activities
Purchases of property and equipment	(3,912)	(5,063)	(3,447)
Business acquisitions, net of cash acquired	—	(24,373)	(1,986)
Capitalization of internal-use software	(317)	—	—
Other	2,711	249	(2,850)
Net cash used in investing activities	(1,518)	(29,187)	(8,283)
Cash flows from financing activities
Net proceeds from issuance of ordinary shares in initial public offering	—	—	269,514
Proceeds from issuance of ordinary shares upon exercise of stock options	77,258	61,463	18,552
Repurchase of early exercised options	—	—	(500)
Repayment of notes payable	—	(90)	(106)
Payment of deferred offering costs	—	—	(5,672)
Payment of withholding taxes related to acquisition expense settled in shares	—	(2,834)	—
Net cash provided by financing activities	77,258	58,539	281,788
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,034	321	(897)
Net increase (decrease) in cash, cash equivalents, and restricted cash	104,319	(891)	248,671
Cash, cash equivalents, and restricted cash, beginning of period	299,389	300,280	51,609
Cash, cash equivalents, and restricted cash, end of period	$403,708	$299,389	$300,280
Supplemental disclosures of cash flow information
Cash paid (refunds) for income taxes, net	$(423)	$3,497	$3,067
Cash paid for operating lease liabilities	$8,957	$7,371	$—
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accounts payable	$10	$101	$157
Operating lease right-of-use assets for new lease obligations	$1,120	$12,332	$—
Vesting of early exercised stock options	$—	$—	$1,019
Vesting of shares subject to repurchase	$—	$2,730	$449
Issuance of ordinary shares for business acquisition	$—	$178,329	$—
Assumption of stock option plan as consideration for business combination	$—	$9,309	$—
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Notes to Condensed Consolidated Financial Statements

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
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2021, for example, refer to the fiscal year ended April 30, 2021.
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
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The Company determines the functional currency of each subsidiary in accordance with ASC 830, Foreign Currency Matters, based on the currency of the primary economic environment in which each subsidiary operates. Items included in the financial statements of such subsidiaries are measured using that functional currency. The Company periodically re-assesses its operations to determine if previous conclusions are still valid. Changes in functional currencies are applied prospectively if the operations encounter a significant and permanent change.
For the subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statement of operations. For the years ended April 30, 2021, 2020 and 2019, the Company recognized a re-measurement gain of $7.7 million, and re-measurement loss of $2.2 million and $0.2 million, respectively.
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
Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheet. Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2021	2020
Cash and cash equivalents	$400,814	$297,081
Restricted cash	2,894	2,308
Cash, cash equivalents and restricted cash	$403,708	$299,389
Short-Term Investments
Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on the nature of the investments, their maturities, and their availability for use in current operations. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. Bank deposits with original maturities greater than three months but less than twelve months and are classified as short-term investments within current assets in the consolidated balance sheet. The Company had no short-term investments as of April 30, 2021 and April 30, 2020.
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
No customer represented 10% or more of net accounts receivable as of April 30, 2021, and one customer represented 10% of net accounts receivable as of April 30, 2020. No customer accounted for more than 10% of the Company’s total revenue for the years ended April 30, 2021, 2020 and 2019.
Accounts Receivable, Unbilled Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily consists of amounts billed currently due from customers. The Company’s accounts receivable are subject to collection risk. Gross accounts receivable are reduced for this risk by an allowance for credit losses. This allowance is for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the need for an allowance for credit losses based upon various factors, including past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions, as well as specific circumstances arising with individual customers. Accounts receivables are written off against the allowance when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable.

The Company does not typically offer right of refund in its contracts. The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio. As of April 30, 2021 and 2020, the allowance for credit losses was $2.3 million and $1.2 million, respectively. Activity related to the Company’s allowance for credit losses was as follows (in thousands):

	Year ended April 30,
	2021	2020	2019
Beginning balance	$1,247	$1,411	$776
Cumulative-effect adjustment from adoption of ASU 2016-13	(367)	—	—
Bad debt expense	5,095	193	1,105
Accounts written off	(3,631)	(357)	(470)
Ending balance	$2,344	$1,247	$1,411
Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to the Company’s revenue recognition policy, for fulfilled obligations, but not yet billed. The unbilled accounts receivable balance was $5.2 million and $2.6 million as of April 30, 2021 and 2020, respectively.
Capitalized Software Development and Implementation Costs
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
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development and costs related to the development of web-based product are capitalized during the application development stage. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. No costs were capitalized during the years ended April 30, 2021 and 2020.
The Company also capitalizes qualifying implementation costs incurred in a hosting arrangement that is a service contract based on the existing guidance for internally developed software. In accordance with the guidance, (i) capitalized implementation costs are classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement; (ii) amortization of capitalized implementation costs are presented in the same income statement line item as the service fees for the related hosting arrangement; and (iii) cash flows related to capitalized implementation costs are presented within the same category of cash flow activity as the cash flows for the related hosting arrangement (i.e. operating activity). The Company tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
The Company amortizes capitalized implementation costs over the expected life of the service contract. The Company capitalized $0.3 million in implementation costs for software hosting arrangements during the fiscal year ended April 30, 2021. No such costs were capitalized during the fiscal year ended April 30, 2020. No amortization expense related to capitalized implementation costs was recorded during the fiscal years ended April 30, 2021, 2020 and 2019, respectively as the underlying implementation activities were not complete.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the acquisition method for accounting and is not amortized. The Company tests goodwill for impairment at least annually, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than book value, then under the second step the carrying amount of the goodwill is compared to its implied fair value. There was no impairment of goodwill recorded for the years ended April 30, 2021, 2020 and 2019.
Acquired Intangible Assets
Acquired amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

Useful life (in years)
Developed technology	4-5
Customer relationships	4
Trade names	4
Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and amortizable acquired intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company determined that there were no events or changes in circumstances that indicated that its long-lived assets were impaired during the years ended April 30, 2021, 2020 and 2019.
In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of property and equipment and amortizable intangible assets. If the estimated useful life assumption for any asset is changed, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis.
Deferred Offering Costs
Deferred offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of the Company’s ordinary shares in its IPO, including the legal, accounting, printing and other IPO-related costs. Upon consummation of the IPO in October 2018, $0.2 million of previously deferred offering costs along with additional offering costs of $5.5 million were reclassified to shareholders’ equity and recorded against the proceeds from the offering.
Revenue Recognition
The Company generates revenue primarily from the sale of self-managed subscriptions (which include licenses for proprietary features, support, and maintenance) and from the sale of SaaS subscriptions. The Company also generates revenue from professional services, which consist of consulting and training.
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

(ii)    identification of the performance obligations in the contract;
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
The Company’s self-managed subscriptions include both license providing the right to use proprietary features in its software, as well as an obligation to provide support (on both open source and proprietary features) and maintenance. The Company’s SaaS products provide access to hosted software as well as support, which the Company considers to be a single performance obligation.
Services-related performance obligations relate to the provision of consulting and training services. These services are distinct from subscriptions and do not result in significant customization of the software.
(iii)    determination of the transaction price;
The transaction price is the total amount of consideration we expect to be entitled to in exchange for the subscriptions and services in a contract. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.
(iv)    allocation of the transaction price to the performance obligations; and
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (‘SSP”). The SSP is determined based on the prices at which we separately sell these products assuming the majority of these fall within a pricing range. In instances where SSP is not directly observable, such as when we do not sell the software license separately, we derive the SSP using information that may include market conditions and other observable and unobservable inputs which can require significant judgment. There is typically more than one SSP for individual products and services due to the stratification of those products and services by quantity, term of the subscription, sales channel and other circumstances. If one of the performance obligations is outside of the SSP range, the Company allocates the transaction price considering the midpoint of the SSP range. The Company also considers if there are any additional material rights inherent in a contract, and if so, the Company allocates a portion of the transaction price to such rights based on a relative SSP.
(v)    recognition of revenue when the Company satisfies each performance obligation;
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to the customer. The Company’s self-managed subscriptions include both upfront revenue recognition when the license is delivered as well as revenue recognized ratably over the contract period for support and maintenance based on the stand-ready nature of these subscription elements. Revenue on the Company’s SaaS products is recognized ratably over the contract period as the Company satisfies the performance obligation.
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
Advertising
Advertising costs are charged to operations as incurred or the first time the advertising takes place, based on the nature of the advertising, and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs were $16.7 million, $7.7 million and $6.5 million for the years ended April 30, 2021, 2020 and 2019 respectively. Advertising costs are recorded in sales and marketing expense in the consolidated statement of operations.
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
Compensation expense for stock options and RSUs is recognized on a straight-line basis over the requisite service period. Compensation expense for RSAs is amortized on a graded basis over the requisite service period as long as the underlying performance condition is probable to occur. RSAs issued included a performance condition in the form of a specified liquidity event.  The liquidity event condition was satisfied upon the effectiveness of the Company’s registration statement on Form S-1 (“IPO registration statement”), on October 4, 2018. On that date, the Company recorded a cumulative stock-based compensation expense of $1.7 million using the accelerated attribution method for all RSAs, for which the service condition had been fully satisfied as of October 4, 2018. The remaining unrecognized stock-based compensation expense related to the RSAs was recorded over their remaining requisite service periods. The Company recognizes forfeitures as they occur.
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
Upon completion of the IPO, all shares of redeemable convertible preference shares then outstanding were automatically converted into an equivalent number of shares of ordinary shares on a one-to-one basis and their carrying amount reclassified into shareholders’ deficit. As of April 30, 2021, the Company did not have any redeemable convertible preference shares issued and outstanding.
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
Customer Deposits
Certain of the Company’s contracts, acquired via the Endgame, Inc. (“Endgame”) acquisition, allow for termination at the customer’s convenience, or the Company may receive prepayments on master sales agreements. In these cases, the Company does not consider a contract to exist past the term in which enforceable rights and obligations exist. Amounts received related to these agreements are classified outside of deferred revenue in the consolidated balance sheet, and these amounts do not represent contract balances. As of April 30, 2021, the Company had $3.2 million of customer deposits included in accrued expenses and other liabilities. As of April 30, 2020, the Company had $2.6 million of customer deposits included in accrued expenses and other liabilities, and $8.5 million of non-refundable customer deposits included in other liabilities, non-current on the consolidated balance sheet.
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
Goodwill Impairment:  In January 2017, the FASB issued ASU No. 2017-4, Intangibles— Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard will simplify the measurement of goodwill impairment by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted ASU No. 2017-4 on May 1, 2020. The Company's adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
Fair Value Measurements:  In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU No. 2018-13 on May 1, 2020. The Company's adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
Intangible Assets:  In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing

Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The Company adopted ASU No. 2018-15 on May 1, 2020 and applied it prospectively to implementation costs incurred after the date of adoption. The Company’s adoption of this ASU had no material impact on the Company’s consolidated financial statements.
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
Equity Awards: In May 2021, the FASB issued ASU No. 2021-4, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies the accounting for modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. It addresses how an entity should treat, measure the effect of, and recognize the effect of a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2023. Early adoption is permitted, including in interim periods. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
Reclassification
In connection with the preparation of the Company’s consolidated financial statements for the year ended April 30, 2021, the Company identified an immaterial misclassification in the prior year balance sheet, which understated short term deferred revenue and overstated long term deferred revenue by $11.6 million as of April 30, 2020. The Company has corrected for this immaterial misclassification in the accompanying consolidated balance sheet by revising the April 30, 2020 deferred revenue balances. This change in classification has no effect on previously reported cash flows in the condensed consolidated statement of cash flows and has no effect on previously reported consolidated statements of operations for any period.
3. Revenue and Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Year Ended April 30,
	2021		2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Self-managed subscription	$401,020	66%	$299,880	70%	$202,419	74%
License	67,994	11%	53,536	12%	39,474	14%
Subscription	333,026	55%	246,344	58%	162,945	60%
SaaS	166,319	27%	92,290	22%	45,835	17%
Total subscription revenue	567,339	93%	392,170	92%	248,254	91%
Professional services	41,150	7%	35,450	8%	23,399	9%
Total revenue	$608,489	100%	$427,620	100%	$271,653	100%

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue and the unfulfilled portion of multi-year contracts or other orders not yet invoiced and certain unfulfilled orders against accepted customer contracts at the end of any given period.
As of April 30, 2021, the Company had $796.4 million of remaining performance obligations, which is comprised of product and services revenue not yet delivered. As of April 30, 2021, the Company expects to recognize approximately 85% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
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
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$175,007	$—	$—	$175,007
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$197,314	$—	$—	$197,314
Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase.  The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.
5. Acquisitions
Fiscal 2020 Acquisition
Endgame, Inc.
On October 8, 2019, the Company acquired all outstanding shares of Endgame, a security company offering endpoint protection technology, for a total acquisition price of $234.0 million. Elastic paid the purchase price through (i) the issuance of 2,218,694 ordinary shares in respect of Endgame’s outstanding capital stock, warrants, convertible notes, and certain retention awards, (ii) the cash repayment of Endgame’s outstanding indebtedness of $20.4 million, (iii) the assumption of Endgame’s outstanding stock options, (iv) a $0.4 million cash deposit to an expense fund for the fees and expenses of the representative and agent of Endgame securityholders, (v) the cash payment of Endgame’s transaction expenses of $5.9 million, and (vi) the cash payment of withholding taxes related to acquisition expense settled in shares of $2.8 million. Approximately 11% of the ordinary shares issued, or 235,031 shares, were being held in an indemnity escrow fund for 18 months after the acquisition close date and were released in April 2021. For purposes of determining the total acquisition price of $234.0 million, the Company used the ordinary share price of $89.3836 which was determined on the basis of the volume weighted average price per share rounded to four decimal places for the twenty (20) consecutive trading days ending with the complete trading day ending five (5) trading days prior to the date upon which the acquisition was consummated.
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
(1) As if the acquisition of Endgame were consummated on May 1, 2018
Non-recurring acquisition costs incurred by the Company of $17.5 million, including a non-cash expense settled in the Company’s ordinary shares for $8.8 million and a related cash payment of withholding taxes of $2.8 million, were charged to general and administrative expenses in the consolidated statement of operations for the year ended April 30, 2020, and are reflected in the pro forma net loss presented above for the year ended April 30, 2019. Non-recurring acquisition costs incurred by Endgame of $1.5 million are also reflected in the pro forma net loss presented above for the year ended April 30, 2019.
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
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of April 30,
	2021	2020
Prepaid hosting costs	$11,122	$12,228
Prepaid value added taxes	9,408	5,167
Prepaid software subscription costs	5,636	3,104
Deposits	2,410	1,857
Prepaid taxes	1,694	3,612
Other	6,732	6,655
Total prepaid expenses and other current assets	$37,002	$32,623

Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

		As of April 30,
	Useful Life (in years)	2021	2020
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$10,342	$8,405
Computer hardware and software	3	2,319	5,687
Furniture and fixtures	3-5	5,971	5,072
Assets under construction		707	1,661
Total property and equipment		19,339	20,825
Less: accumulated depreciation		(10,458)	(13,065)
Property and equipment, net		$8,881	$7,760
Depreciation expense related to property and equipment was $3.1 million, $2.8 million and $2.7 million for the years ended April 30, 2021, 2020 and 2019, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of April 30, 2021 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$20,850	$23,980	3.3
Customer relationships	19,598	8,382	11,216	2.4
Trade names	2,872	1,780	1,092	2.4
Total	$67,300	$31,012	$36,288	3.0
Foreign currency translation adjustment			$(2)
Total			$36,286
Intangible assets consisted of the following as of April 30, 2020 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$12,412	$32,418	4.1
Customer relationships	19,598	3,210	16,388	3.4
Trade names	2,872	1,223	1,649	3.4
Total	$67,300	$16,845	$50,455	3.9
Amortization expense for the intangible assets for the years ended April 30, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended April 30,
	2021	2020	2019
Cost of revenue—cost of license—self-managed	$1,386	$948	$387
Cost of revenue—cost of subscription—self-managed and SaaS	7,051	5,820	2,421
Sales and marketing	5,730	3,300	148
Total amortization of acquired intangible assets	$14,167	$10,068	$2,956

The expected future amortization expense related to the intangible assets as of April 30, 2021 was as follows (in thousands, by fiscal year):

2022	$12,947
2023	11,890
2024	8,715
2025	2,734
2026	—
Thereafter	—
Total	$36,286
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2019	$19,846
Addition from acquisition	178,764
Foreign currency translation adjustment	(733)
Balance as of April 30, 2020	$197,877
Foreign currency translation adjustment	974
Balance as of April 30, 2021	$198,851
There was no impairment of goodwill during the years ended April 30, 2021, 2020 and 2019.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of April 30,
	2021	2020
Accrued expenses	$12,772	$10,864
Value added taxes payable	8,493	7,230
Income taxes payable	1,596	—
Other	6,048	4,116
Total accrued expenses and other liabilities	$28,909	$22,210
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30,
	2021	2020
Accrued vacation	$24,078	$17,971
Accrued commissions	17,581	16,259
Accrued payroll and withholding taxes	5,522	7,588
Other	5,344	6,591
Total accrued compensation and benefits	$52,525	$48,409

Contract Balances
The following table provides information about unbilled accounts receivable, deferred contract acquisition costs, and deferred revenue from contracts with customers (in thousands):

	As of April 30,
	2021	2020
Unbilled accounts receivable, included in accounts receivable, net	$5,204	$2,622
Deferred contract acquisition costs	$86,352	$43,549
Deferred revenue	$397,700	$259,702
Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Year Ended April 30,
	2021	2020	2019
Beginning balance	$2,622	$1,710	$1,139
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(2,622)	(1,710)	(1,139)
Revenue recognized during the period in excess of invoices issued	5,204	2,622	1,710
Ending balance	$5,204	$2,622	$1,710

	Deferred Revenue
	Year Ended April 30,
	2021	2020	2019
Beginning balance	$259,702	$170,666	$102,561
Increases due to invoices issued, excluding amounts recognized as revenue during the period	364,093	242,136	163,963
Amounts transferred to deferred revenue from accrued expenses and other liabilities upon entering into contracts with customers, net of revenue recognized during the period	5,424	—	—
Increase from acquisitions, net of revenue recognized	—	6,192	—
Revenue recognized that was included in deferred revenue balance at beginning of period	(231,519)	(159,292)	(95,858)
Ending balance	$397,700	$259,702	$170,666
Deferred Contract Acquisition Costs
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Year Ended April 30,
	2021	2020	2019
Beginning balance	$43,549	$26,150	$18,079
Capitalization of contract acquisition costs	83,794	45,713	29,445
Amortization of deferred contract acquisition costs	(40,991)	(28,314)	(21,374)
Ending balance	$86,352	$43,549	$26,150
Deferred contract acquisition costs, current	36,089	19,537	17,215
Deferred contract acquisition costs, non- current	50,263	24,012	8,935
Total deferred contract acquisition costs	$86,352	$43,549	$26,150
The Company did not recognize any impairment of deferred contract acquisition costs during the years ended April 30, 2021, 2020 and 2019.

7. Commitments and Contingencies
The table below reflects the Company’s future minimum purchase obligations relating primarily to non-cancellable agreements for cloud hosting, subscription software, and sales and marketing as of April 30, 2021 (in thousands):

Years Ending April 30,	Purchase Obligations
2022	$56,346
2023	93,705
2024	88,427
2025	55,000
2026	55,000
Total	$348,478
Cloud Hosting Commitments
In April 2021, the Company entered into an amendment to a non-cancellable cloud hosting capacity agreement, effective April 1, 2021, for a total purchase commitment of $260.0 million payable over the five years following the date of the agreement. In December 2019, the Company entered into an amendment to a non-cancellable cloud hosting capacity agreement with a different vendor for a total purchase commitment of $100.0 million payable over the four years following the effective date of the agreement. Actual timing may vary depending on services used and total payments under these capacity commitments may be higher than the total minimum depending on services used.
Letters of Credit
The Company had a total of $2.1 million in letters of credit outstanding in favor of certain landlords for office space as of April 30, 2021.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of April 30, 2021.
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
8. Redeemable Convertible Preference Shares
The Company previously issued redeemable convertible preference shares in one or more series, each with such designations, rights, qualifications, limitations, and restrictions.  Immediately prior to the completion of the IPO, all shares of redeemable convertible preference shares then outstanding were automatically converted into an equivalent number of ordinary shares on a one-to-one basis and their carrying amount reclassified into shareholders’ equity. As of April 30, 2021, there were no redeemable convertible preference shares issued and outstanding.
9. Leases
The Company’s leases are composed of corporate office spaces and various equipment under non-cancelable operating lease agreements that expire at various dates through 2025. As of April 30, 2021, the Company had no finance leases.
Components of lease costs included in the consolidated statement of operations were as follows (in thousands):

	Year Ended April 30,
	2021	2020
Operating lease cost	$8,825	$8,435
Short-term lease cost	2,319	3,111
Variable lease cost	527	1,883
Total lease cost	$11,671	$13,429
Lease term and discount rate information as of April 30, 2021 are summarized as follows:

Weighted average remaining lease term (years)	3.86
Weighted average discount rate	4.86%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of April 30, 2021 were as follows (in thousands):

Years Ending April 30,
2022	$8,981
2023	7,717
2024	6,431
2025	5,092
2026	2,803
Thereafter	—
Total minimum lease payments	31,024
Less imputed interest	(2,847)
Present value of future minimum lease payments	28,177
Less current lease liabilities	(8,528)
Operating lease liabilities, non-current	$19,649
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
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through the year ended April 30, 2021.

Ordinary Shares Reserved for Issuance
The Company had reserved shares of ordinary shares for issuance as follows:

	As of April 30,
	2021	2019
Stock options issued and outstanding	7,611,016	15,260,506
RSUs issued and outstanding	3,301,283	2,472,092
Remaining shares available for future issuance under the 2012 Plan	15,737,819	12,461,850
Total ordinary shares reserved	26,650,118	30,194,448
Early Exercised Options
Certain ordinary share option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the shareholder. As of April 30, 2021 and 2020, there were no unvested ordinary shares that had been early exercised and were subject to repurchase. The proceeds related to unvested ordinary shares are recorded as liabilities until the stock vests, at which point they are transferred to additional paid-in capital.
Shares issued for the early exercise of options are included in issued and outstanding shares as they are legally issued and outstanding.
Convertible Preference Shares
The Company’s board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company’s shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of April 30, 2021, there were no convertible preference shares issued or outstanding.
11. Equity Incentive Plans
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and a duly authorized committee may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Company’s board of directors, compensation committee or a duly authorized committee determines the vesting schedule for all equity-based awards. Stock options granted to new employees under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months subject to the employees’ continued service to the Company. Refresh grants to existing employees generally vest monthly over four years subject to the employees continued service to the Company.  RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting semi-annually over the next three years, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest semi-annually over a period of four years, subject to the grantee’s continued service to the Company.  The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.

The equity awards available for grant for the periods presented were as follows:

	Year Ended April 30,
	2021	2020
Available at beginning of fiscal year	12,461,850	9,649,123
Awards authorized	4,142,849	3,683,754
Options granted	(232,075)	(172,031)
Options cancelled	890,561	1,181,482
RSUs granted	(1,965,644)	(2,101,271)
RSUs cancelled	440,278	216,208
RSAs repurchased	—	4,585
Available at end of period	15,737,819	12,461,850
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
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2019	22,866,438	$11.90	7.98	$1,684,106
Stock options granted	172,031	$81.39
Stock options assumed in acquisition	245,390	$48.99
Stock options exercised	(6,815,098)	$9.01
Stock options cancelled	(1,181,482)	$15.81
Stock options assumed in acquisition cancelled	(26,773)	$71.35
Balance as of April 30, 2020	15,260,506	$14.17	7.27	$767,795
Stock options granted	232,075	$139.68
Stock options exercised	(6,989,222)	$11.08
Stock options cancelled	(890,561)	$18.15
Stock options assumed in acquisition cancelled	(1,782)	$72.75
Balance as of April 30, 2021	7,611,016	$20.34	6.66	$768,517
Exercisable as of April 30, 2021	4,593,744	$14.51	6.32	$487,788
Stock options exercisable include 125,598 stock options that were unvested as of April 30, 2021.
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $80.01 and $50.92 for the years ended April 30, 2021 and 2020, respectively.
As of April 30, 2021, the Company had unrecognized stock-based compensation expense of $40.0 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.66 years.
RSUs
During the year ended April 30, 2021, the Company granted 1,965,644 RSUs at a weighted-average grant date fair value of $123.48 per unit.

During the year ended April 30, 2021, the Company cancelled 80,839 cash settled RSUs and contemporaneously granted 80,839 equity settled RSUs. The modification of the awards and related change in the classification of awards from liability-classified to equity-classified was accounted for under the provisions of ASC 718 - Stock Compensation. Prior to the conversion, the Company performed a final measurement of its stock-based compensation liability under the fair value method, which resulted in a non-cash stock-based compensation expense of $2.5 million. Additionally, upon modification of the awards, the Company reclassified $2.7 million stock-based compensation liability to additional-paid in capital.
As of April 30, 2021, the Company had unrecognized stock-based compensation expense of $286.8 million related to RSUs that the Company expects to recognize over a weighted-average period of 3.04 years.
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2019	740,467	$62.48
RSUs granted	2,101,271	$68.25
RSUs released	(153,438)	$72.55
RSUs cancelled	(216,208)	$62.25
Outstanding and unvested at April 30, 2020	2,472,092	$66.78
RSUs granted	1,965,644	$123.48
RSUs released	(696,175)	$71.18
RSUs cancelled	(440,278)	$73.31
Outstanding and unvested at April 30, 2021	3,301,283	$98.74
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

The fair value of stock options granted and assumed was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2021	2020	2019
Expected term (in years)	6.02 - 6.08	2.00 - 7.27	6.02 - 6.08
Expected stock price volatility	62.6% - 63.9%	54.8%	40.5% - 46.7%
Risk-free interest rate	0.4% - 1.1%	1.4% - 2.0%	2.4% - 3.1%
Dividend yield	0%	0%	0%
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended April 30,
	2021	2020	2019
Cost of revenue—cost of subscription—self-managed and SaaS	$7,105	$4,147	$3,383
Cost of revenue—professional services	4,824	2,980	1,208
Research and development	35,267	23,621	16,100
Sales and marketing	31,581	19,334	11,996
General and administrative	14,903	9,925	7,255
Stock-based compensation expense, net of amounts capitalized	93,680	60,007	39,942
Capitalized stock-based compensation expense	10	—	—
Total stock-based compensation expense	$93,690	$60,007	$39,942
12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Year Ended April 30,
	2021	2020	2019
Numerator:
Net loss	$(129,434)	$(167,174)	$(102,303)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	87,207,094	78,799,732	54,893,365
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.48)	$(2.12)	$(1.86)
Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods. The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended April 30,
	2021	2020	2019
Stock options	7,611,016	15,260,506	22,866,438
RSUs	3,301,283	2,368,740	595,503
Contingently issuable shares	—	235,031	—
Shares subject to repurchase	—	—	254,350
Total	10,912,299	17,864,277	23,716,291
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The geographical breakdown of income (loss) before provision for income taxes is summarized as follows (in thousands):

	Year Ended April 30,
	2021	2020	2019
Dutch	$(163,770)	$(173,338)	$(121,803)
Foreign	42,056	4,196	23,888
Loss before income taxes	$(121,714)	$(169,142)	$(97,915)
The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended April 30,
	2021	2020	2019
Current:
Dutch	$1,125	$518	$—
Foreign	3,896	(560)	912
Total current tax expense (income)	$5,021	$(42)	$912
Deferred:
Dutch	$—	$—	$(233)
Foreign	2,699	(1,926)	3,709
Total deferred tax expense (income)	2,699	(1,926)	3,476
Total provision for (benefit from) income taxes	$7,720	$(1,968)	$4,388
The Company’s effective tax rate substantially differed from the Dutch statutory tax rate of 25% primarily due to the valuation allowance on the Dutch, United States and United Kingdom deferred tax assets, partially offset by a tax benefit from stock-based compensation. A reconciliation of income taxes at the statutory income tax rate to the provision for income taxes included in the consolidated statement of operations is as follows (in thousands, except for rates):

	Year Ended April 30,
	2021		2020		2019
	Tax	Rate	Tax	Rate	Tax	Rate
Dutch statutory income tax	$(30,428)	25.0%	$(42,286)	25.0%	$(24,479)	25.0%
Foreign income taxed at different rates	(486)	0.4%	313	(0.2)%	(310)	0.3%
Stock-based compensation	(100,931)	82.9%	(53,050)	31.4%	(24,848)	25.3%
Research and development credits	(11,020)	9.0%	(7,771)	4.6%	(2,161)	2.2%
Change in valuation allowance	146,571	(120.4)%	97,734	(57.8)%	43,071	(44.0)%
Deferred tax asset revaluation	(256)	0.2%	1,991	(1.2)%	11,883	(12.1)%
Other	4,270	(3.4)%	1,101	(0.6)%	1,232	(1.2)%
Provision for (benefit from) income taxes	$7,720	(6.3)%	$(1,968)	1.2%	$4,388	(4.5)%
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Management assesses whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance where management has concluded it is more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with the Company’s plans and estimates.

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of April 30,
	2021	2020
Deferred tax assets:
Accrued compensation	$—	$3,267
Net operating loss carryforward	385,443	208,629
Deferred revenue	4,609	3,876
Stock-based compensation	11,614	7,203
Research and development credits	22,988	15,333
Lease liabilities	4,956	6,616
Other	3,156	2,961
Gross deferred tax assets	432,766	247,885
Less valuation allowance	(409,756)	(225,197)
Total deferred tax assets	$23,010	$22,688
Deferred tax liabilities:
Accrued compensation	$(41)	$—
Deferred contract acquisition costs	(13,173)	(8,423)
Intangible assets	(8,191)	(8,841)
Right of use assets	(4,523)	(5,695)
Other	—	(218)
Gross deferred tax liabilities	(25,928)	(23,177)
Net deferred tax liabilities	$(2,918)	$(489)
The deferred tax assets and liabilities disclosure at April 30, 2020 has been adjusted to reflect the deferred tax right-of-use asset and related deferred lease liability recognized in accordance with ASC 842.
The valuation allowance for deferred tax assets as of April 30, 2021 and 2020 was $409.8 million and $225.2 million, respectively. As the Company has generated losses since inception in the Netherlands and California (United States) jurisdictions, management maintains a full valuation allowance against the net deferred tax assets in these jurisdictions. In addition, the United States and the United Kingdom jurisdictions are anticipated to have cumulative losses for the foreseeable future, and as such a valuation allowance has been established for these regions. The valuation allowance in the Netherlands, the United States and the United Kingdom jurisdictions increased by $61.0 million, $113.1 million and $10.5 million, respectively, during the year ended April 30, 2021 and $35.3 million, $94.5 million and $3.1 million, respectively, for the year ended April 30, 2020. The valuation allowance for the Dutch deferred tax assets as of April 30, 2021 and 2020 was $149.4 million and $88.4 million, respectively, the valuation allowance for the United States deferred tax assets as of April 30, 2021 and 2020 was $246.0 million and $132.9 million, respectively, and the valuation allowance for the United Kingdom deferred tax assets as of April 30, 2021 and April 30, 2020 was $14.4 million and $3.9 million, respectively.
As of April 30, 2021, the Company had net operating loss (“NOL”) carryforwards for Dutch, United States (Federal and State) and United Kingdom income tax purposes of $589.8 million, $936.1 million, $642.0 million and $56.0 million, respectively, which begin to expire in the year ending April 30, 2022, April 30, 2031 and April 30, 2024, respectively, with United Kingdom losses being carried forward indefinitely. The Company also has research and development tax credit carryforwards for United States (Federal and State) and Canada, income tax purposes of $15.9 million, $4.3 million and $0.5 million respectively, which begin to expire April 30, 2030, April 30, 2022, and April 30, 2037, respectively. Research and development tax credit carryforwards related to the UK of $0.6 million have an indefinite life. The deferred tax assets associated with the NOL carryforwards and other tax attributes in the Netherlands, the United States, and the United Kingdom are subject to a full valuation allowance.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law. The Act provides emergency assistance, opportunities for additional liquidity and other government programs to support individuals, families and businesses affected by the 2020 coronavirus pandemic, in part through amending United States tax law. Previously limited to 80% of taxable income by the TCJA, section 172(a), the CARES Act removes the limitation and grants taxpayers a five-year carryback period for NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021. Due to significant losses in the year ended April 30, 2019, and as a result of the CARES Act, the Company has filed amended returns to carry back the NOLs from the year ended April 30, 2019 back to five previous fiscal years (April 30, 2014 – April 30, 2018) to fully offset the taxable income in those tax years with an estimated income tax benefit of $3.3 million in the year ended April 30, 2020.
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
The Company had unrecognized tax benefits of $13.7 million as of April 30, 2021, of which none would impact the effective tax rate before consideration of any valuation allowance.  The activity within the Company’s unrecognized gross tax benefits is summarized as follows (in thousands):

	As of April 30,
	2021	2020	2019
Balance as of beginning of year	$9,706	$3,870	$2,019
Increase related to tax positions taken in prior periods	432	2,283	240
Increase related to tax positions taken in the current period	3,518	3,553	1,611
Balance as of end of year	$13,656	$9,706	$3,870
Approximately $0.4 million of the increase in fiscal 2021 for tax positions taken in prior periods is due to the filing of tax returns during the current fiscal year. Approximately $3.5 million of the increase in tax positions related to the current period is from the research and development tax credits generated for fiscal 2021.
The Company’s policy is to recognize penalties and interests accrued on any unrecognized tax benefits as a component of income tax expense. During each of the years ended April 30, 2021, 2020 and 2019 the Company recognized less than $0.1 million of interest and penalties. The amount of accrued interest and penalties recorded on the consolidated balance sheet as of April 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively.
The Company is subject to periodic examination of income tax returns by various domestic and international tax authorities. During the fiscal year, the Company closed its income tax and VAT audit with the Dutch tax authority for the tax years ended April 30, 2015 to April 30, 2017 and its income tax and VAT audit with the German tax authority for the tax years ended April 30, 2016 to April 30, 2018. There were no material adjustments as a result of these audit settlements. The Company is currently under examination with the Internal Revenue Service for foreign withholding taxes for the calendar year 2018.
The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in multiple jurisdictions, including the Netherlands and United States. The Company’s tax filings for fiscal years starting with the year ended April 30, 2016 remain open in various tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.
Dutch income taxes and non-Dutch withholding taxes associated with the repatriation of earnings or for temporary differences related to investments in non-Dutch subsidiaries, excluding the U.S subsidiaries, have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that an immaterial additional tax liability would arise on the distribution of such earnings. Earnings from the Company’s U.S. subsidiaries are being treated as being currently repatriated back to the Netherlands though no Dutch income taxes nor U.S. withholding taxes in regard to such repatriations are being recorded due to the Dutch participation exemption provisions and exemption from withholding taxes under the income tax treaty between the Netherlands and the United States. At April 30, 2021, there were cumulative earnings of $75.1 million, from the non-U.S. subsidiaries. If such earnings were to be repatriated they would be exempt from taxation in the Netherlands and the amount of dividend withholding taxes from such foreign jurisdictions would be $1.8 million, due to the various income tax treaties between the Netherlands and the respective foreign jurisdictions.

The Company is subject to Global Intangible Low Taxed Income (“GILTI”).  Due to the Company’s net operating loss, GILTI provision was $1.0 million, zero and $0.5 million and did not have a material impact on the Company’s results for the years ended April 30, 2021, 2020 and 2019, respectively.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $11.4 million, $8.3 million and $5.0 million of expense related to the 401(k) Plan during the years ended April 30, 2021, 2020 and 2019, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $5.1 million, $3.6 million and $1.9 million of expense during the years ended April 30, 2021, 2020 and 2019, respectively.
15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Year Ended April 30,
	2021	2020	2019
United States	$331,769	$241,648	$155,935
Rest of world	276,720	185,972	115,718
Total revenue	$608,489	$427,620	$271,653
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of April 30,
	2021	2020
United States	$23,443	$30,373
The Netherlands	2,975	3,529
United Kingdom	7,151	5,854
Rest of world	776	787
Total long-lived assets	$34,345	$40,543
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2021. The effectiveness of our internal control over financial reporting as of April 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2021 annual general meeting of shareholders (the “2021 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our year ended April 30, 2021, and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of the Code of Conduct is available on our website at elastic.co. The audit committee of our board of directors is responsible for overseeing the Code of Conduct. The board of directors, or its designated committee, must approve any waivers of the Code of Conduct for members of the board of directors or executive officers, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers, and the General Counsel, or, if the General Counsel is not available, the Chief Financial Officer, who will consult with the Chief Ethics & Compliance Officer, must approve any waiver of the Code of Conduct for any other person. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the listing standards of the NYSE. The inclusion of our website address in this Form 10-K does not include or incorporate by reference into this Form 10-K the information on or accessible through our website.
Item 11. Executive Compensation
The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

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
(a)(3) Exhibits
We have filed or incorporated by reference the exhibits listed on the accompanying Exhibit Index.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated as of June 5, 2019, by and among Elastic N.V, Avengers Acquisition Corp., Endgame, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders of Endgame.	8-K	001-38675	2.1	6/5/2019
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
4.1	Amended and Restated Investors’ Rights Agreement among the Company and certain holders of its ordinary shares, dated as of July 19, 2016.	S-1	333-227191	4.1	9/5/2018
4.2	Description of share capital.	10-K	001-38675	4.2	6/28/2019
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227191	10.1	9/24/2018
10.2+	2012 Stock Option Plan and related form agreements.					X
10.3+	Form of Change in Control and Severance Agreement.	S-1	333-227191	10.3	9/5/2018
10.4+	Change in Control and Severance Agreement between the Company and Janesh Moorjani, dated as of August 1, 2018.	S-1	333-227191	10.4	9/5/2018
10.5+	Amended and Restated Employment Agreement between the Company and Shay Banon, dated as of February 24, 2021	10-Q	001-38675	10.2	8/3/2021
10.6+	Employment Letter between the Company and Janesh Moorjani, dated as of August 1, 2018.	S-1	333-227191	10.6	9/5/2018
10.7+	Employment Letter between the Company and Kevin Kluge, dated as of August 1, 2018.	S-1	333-227191	10.8	9/5/2018
10.8+	Employment Letter between the Company and W.H. Baird Garrett, dated as of July 31, 2018.	S-1	333-227191	10.9	9/5/2018

10.9+	Offer Letter between the Company and Jonathan Chadwick, dated as of July 27, 2018.	S-1	333-227191	10.10	9/5/2018
10.10+	Offer Letter between the Company and Paul Appleby, dated as of August 10, 2020.	8-K	001-38675	10.1	8/26/2020
10.11+	Offer Letter between the Company and Ashutosh Kulkarni, dated November 27, 2020.	10-Q	001-38675	10.1	3/3/2021
10.12	Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of July 9, 2014.	S-1	333-227191	10.11	9/5/2018
10.13	First Amendment to Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of March 30, 2015.	S-1	333-227191	10.12	9/5/2018
10.14	Second Amendment to Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of September 16, 2015.	S-1	333-227191	10.13	9/5/2018
10.15	Third Amendment to Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of April 18, 2018.	S-1	333-227191	10.14	9/5/2018
10.14	Fourth Amendment to Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of December 27, 2019.					X
10.16+	Separation and Transition Agreement between the Company and Aaron Katz, dated February 26, 2020.	8-K	001-38675	10.1	2/26/2020
10.17+	Endgame, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended, and related form agreements.	S-8	333-234152	4.2	10/10/2019
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained in the signature page of this report).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101
The following financial information from Elastic N.V.’s Annual Report on Form 10-K for the fiscal year ended April 30, 20201formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 30, 2021 and April 30, 2020; (ii) Consolidated Statements of Operations for the fiscal years ended April 30, 2021, April 30, 2020, and April 30, 2019; (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended April 30, 2021, April 30, 2020, and April 30, 2019; (iv) Consolidated Statements of Redeemable Convertible Preference Shares and Shareholders’ Equity (Deficit) for the fiscal years ended April 30, 2021, April 30, 2020, and April 30, 2019; (v) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2021, April 30, 2020, and April 30, 2019; and (vi) Notes to the Consolidated Financial Statements
X
104	The cover page from Elastic N.V.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021 formatted in Inline XBRL (included as Exhibit 101).	X
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

Elastic N.V.

Date: June 25, 2021	By:	/s/ Shay Banon
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

Name	Title	Date

/s/ Shay Banon	Chief Executive Officer and Chairman (Principal Executive Officer)	June 25, 2021
Shay Banon

/s/ Janesh Moorjani	Chief Financial Officer (Principal Accounting and Financial Officer)	June 25, 2021
Janesh Moorjani

/s/ Jonathan Chadwick	Director	June 25, 2021
Jonathan Chadwick

/s/ Peter Fenton	Director	June 25, 2021
Peter Fenton

/s/ Alison Gleeson	Director	June 25, 2021
Alison Gleeson

/s/ Caryn Marooney	Director	June 25, 2021
Caryn Marooney

/s/ Chetan Puttagunta	Director	June 25, 2021
Chetan Puttagunta

/s/ Steven Schuurman	Director	June 25, 2021
Steven Schuurman

/s/ Michelangelo Volpi	Director	June 25, 2021
Michelangelo Volpi