Form 10-Q
period 2021-07-31
Elastic N.V.
filed 2021-09-01
CIK 1707753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 23, 2021, the registrant had 91,795,800 ordinary shares, €0.01 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (which include changes in sales and marketing, research and development and general and administrative expenses), and our ability to achieve and maintain future profitability;
•our ability to continue to deliver and improve our offerings and successfully develop new offerings, including security-related product offerings and hosted offerings;
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
•customer acceptance and purchase of our existing offerings and new offerings, including the expansion and adoption of our hosted offerings;
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
•our international expansion strategy;
•our operating results and cash flows;
•our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies;
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
•our ability to service our debt obligations; and
•general market, political, economic and business conditions (including developments and volatility arising from the ongoing COVID-19 pandemic).
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any additional or unforeseen effect from the ongoing COVID-19 pandemic may exacerbate these risks. We cannot assure that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of July 31, 2021	As of April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$991,342	$400,814
Restricted cash	2,339	2,894
Accounts receivable, net of allowance for credit losses of $2,574 and $2,344 as of July 31, 2021 and April 30, 2021, respectively	110,805	160,415
Deferred contract acquisition costs	34,433	36,089
Prepaid expenses and other current assets	41,068	37,002
Total current assets	1,179,987	637,214
Property and equipment, net	8,310	8,881
Goodwill	198,526	198,851
Operating lease right-of-use assets	24,993	25,464
Intangible assets, net	32,845	36,286
Deferred contract acquisition costs, non-current	52,185	50,263
Deferred tax assets	3,664	3,697
Other assets	19,375	12,516
Total assets	$1,519,885	$973,172
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,591	$7,248
Accrued expenses and other liabilities	28,906	28,909
Accrued compensation and benefits	50,580	52,525
Operating lease liabilities	9,324	8,528
Deferred revenue	328,286	352,805
Total current liabilities	434,687	450,015
Deferred revenue, non-current	36,074	44,895
Long-term debt, net	565,842	—
Operating lease liabilities, non-current	18,281	19,649
Other liabilities, non-current	9,338	7,782
Total liabilities	1,064,222	522,341
Commitments and contingencies (Note 7 and 8)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of July 31, 2021 and April 30, 2021	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 91,770,228 and 90,533,985 shares issued and outstanding as of July 31, 2021 and April 30, 2021, respectively	963	948
Treasury stock	(369)	(369)
Additional paid-in capital	1,112,845	1,071,675
Accumulated other comprehensive loss	(9,969)	(8,105)
Accumulated deficit	(647,807)	(613,318)
Total shareholders’ equity	455,663	450,831
Total liabilities and shareholders’ equity	$1,519,885	$973,172
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,
	2021	2020
Revenue
License - self-managed	$16,221	$14,879
Subscription - self-managed and SaaS	160,964	106,463
Total subscription revenue	177,185	121,342
Professional services	15,910	7,528
Total revenue	193,095	128,870
Cost of revenue
Cost of license - self-managed	346	346
Cost of subscription - self-managed and SaaS	37,174	25,890
Total cost of revenue - subscription	37,520	26,236
Cost of professional services	12,142	8,595
Total cost of revenue	49,662	34,831
Gross profit	143,433	94,039
Operating expenses
Research and development	59,382	45,678
Sales and marketing	88,033	56,151
General and administrative	27,052	21,729
Total operating expenses	174,467	123,558
Operating loss	(31,034)	(29,519)
Other income (expense), net
Interest expense	(1,820)	(9)
Other income, net	1,018	10,894
Loss before income taxes	(31,836)	(18,634)
Provision for income taxes	2,653	367
Net loss	$(34,489)	$(19,001)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.38)	$(0.23)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	91,201,372	84,175,287
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2021	2020
Net loss	$(34,489)	$(19,001)
Other comprehensive loss:
Foreign currency translation adjustments	(1,864)	(10,058)
Other comprehensive loss	(1,864)	(10,058)
Total comprehensive loss	$(36,353)	$(29,059)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2021	90,533,985	$948	$(369)	$1,071,675	$(8,105)	$(613,318)	$450,831
Issuance of ordinary shares upon exercise of stock options	840,208	10	—	10,969	—	—	10,979
Issuance of ordinary shares upon release of restricted stock units	396,035	5	—	(5)	—	—	—
Stock-based compensation	—	—	—	30,206	—	—	30,206
Net loss	—	—	—	—	—	(34,489)	(34,489)
Foreign currency translation	—	—	—	—	(1,864)	—	(1,864)
Balances at July 31, 2021	91,770,228	$963	$(369)	$1,112,845	$(9,969)	$(647,807)	$455,663

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2020	82,856,978	$856	$(369)	$898,788	$(1,377)	$(484,251)	$413,647
Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	367	367
Issuance of ordinary shares upon exercise of stock options	2,655,292	31	—	29,221	—	—	29,252
Issuance of ordinary shares upon release of restricted stock units	225,375	3	—	(3)	—	—	—
Stock-based compensation	—	—	—	18,172	—	—	18,172
Net loss	—	—	—	—	—	(19,001)	(19,001)
Foreign currency translation	—	—	—	—	(10,058)	—	(10,058)
Balances at July 31, 2020	85,737,645	$890	$(369)	$946,178	$(11,435)	$(502,885)	$432,379
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2021	2020
Cash flows from operating activities
Net loss	$(34,489)	$(19,001)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,481	4,256
Amortization of deferred contract acquisition costs	13,878	9,013
Non-cash operating lease cost	1,854	1,674
Stock-based compensation expense, net of amounts capitalized	30,178	18,591
Deferred income taxes	(143)	(367)
Foreign currency transaction gain	(1,127)	(10,050)
Other	98	—
Changes in operating assets and liabilities:
Accounts receivable, net	48,324	45,211
Deferred contract acquisition costs	(14,781)	(16,463)
Prepaid expenses and other current assets	(4,597)	341
Other assets	(6,097)	1,693
Accounts payable	10,660	(612)
Accrued expenses and other liabilities	(170)	(5,099)
Accrued compensation and benefits	(1,454)	(7,204)
Operating lease liabilities	(1,945)	(1,716)
Deferred revenue	(30,619)	1,731
Net cash provided by operating activities	14,051	21,998
Cash flows from investing activities
Purchases of property and equipment	(660)	(379)
Capitalization of internal-use software	(974)	—
Net cash used in investing activities	(1,634)	(379)
Cash flows from financing activities
Proceeds from the issuance of debt	575,000	—
Proceeds from issuance of ordinary shares upon exercise of stock options	10,979	29,252
Payments of debt issuance costs	(7,188)	—
Net cash provided by financing activities	578,791	29,252
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,235)	2,472
Net increase in cash, cash equivalents, and restricted cash	589,973	53,343
Cash, cash equivalents, and restricted cash, beginning of period	403,708	299,389
Cash, cash equivalents, and restricted cash, end of period	$993,681	$352,732
Supplemental disclosures of cash flow information
Cash paid for income taxes	$629	$198
Cash paid for operating lease liabilities	$2,335	$2,147
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$124	$264
Debt issuance costs accrued, unpaid	$2,048	$—
Operating lease right-of-use assets for new lease obligations	$1,458	$—
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

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2021, the interim condensed consolidated statements of operations and of comprehensive loss, interim condensed statements of shareholders’ equity for the three months ended July 31, 2021 and 2020 and the interim condensed consolidated statements of cash flows for the three months ended July 31, 2021 and 2020, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of July 31, 2021, and the results of the Company’s operations, its statements of shareholders’ equity for the three months ended July 31, 2021 and 2020, and its statements of cash flows for the three months ended July 31, 2021 and 2020. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three month periods are also unaudited. The results for the three months ended July 31, 2021 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2022, or any future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021 filed with the SEC on June 25, 2021 (“the Company's Annual Report on Form 10-K”).
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2022, for example, refer to the fiscal year ending April 30, 2022.
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
Debt Issuance Costs
Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the carrying amount of the outstanding borrowings.
Recently Adopted Accounting Pronouncements
Income Taxes:  In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, eliminating certain exceptions to the general principles in ASC 740 related to intra-period tax allocation, deferred tax liability and general methodology for calculating income taxes. Additionally, the ASU makes other changes for matters such as franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2022. Early adoption is permitted. The Company’s adoption of this ASU had no material impact on the Company’s condensed consolidated financial statements.
3.Revenue and Remaining Performance Obligations
Disaggregation of Revenue
The following table presents revenue by product category (in thousands):

	Three Months Ended July 31,
	2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$61,530	32%	$32,627	25%
Other subscription	115,655	60%	88,715	69%
Total subscription revenue	177,185	92%	121,342	94%
Professional services	15,910	8%	7,528	6%
Total revenue	$193,095	100%	$128,870	100%
During the three months ended July 31, 2021, the Company updated its disaggregation of revenue breakdown to present revenue by product category. The prior period presentation for the three months ended July 31, 2020, has been updated to conform to the current period presentation.
Remaining Performance Obligations
As of July 31, 2021, the Company had $776.0 million of remaining performance obligations. As of July 31, 2021, the Company expects to recognize approximately 86% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
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

Financial assets
The following table summarizes assets that are measured at fair value on a recurring basis as of July 31, 2021 and April 30, 2021 (in thousands):

July 31, 2021	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$742,822	—	—	$742,822

April 30, 2021	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$175,007	—	—	$175,007
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.
Financial liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of July 31, 2021 was approximately $576.9 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5.Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of July 31, 2021	As of April 30, 2021
Prepaid value added taxes	$12,931	$9,408
Prepaid hosting costs	12,121	11,122
Prepaid software subscription costs	6,190	5,636
Deposits	2,373	2,410
Prepaid taxes	1,944	1,694
Other	5,509	6,732
Total prepaid expenses and other current assets	$41,068	$37,002

 Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)			As of July 31, 2021	As of April 30, 2021
Leasehold improvements	Lesser of estimated useful life or remaining lease term			$10,501	$10,342
Computer hardware and software		3		2,379	2,319
Furniture and fixtures	3	-	5	5,972	5,971
Assets under construction				495	707
Total property and equipment				19,347	19,339
Less: accumulated depreciation				(11,037)	(10,458)
Property and equipment, net				$8,310	$8,881
Depreciation expense related to property and equipment was $1.0 million and $0.7 million for the three months ended July 31, 2021 and 2020, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of July 31, 2021 and April 30, 2021 (in thousands):

July 31, 2021	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$22,863	$21,967	3.1
Customer relationships	19,598	9,673	9,925	2.2
Trade names	2,872	1,917	955	2.2
Total	$67,300	$34,453	32,847	2.9
Foreign currency translation adjustment			(2)
Total			$32,845

April 30, 2021	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$20,850	$23,980	3.3
Customer relationships	19,598	8,382	11,216	2.4
Trade names	2,872	1,780	1,092	2.4
Total	$67,300	$31,012	36,288	3.0
Foreign currency translation adjustment			(2)
Total			$36,286
Amortization expense for the intangible assets for the three months ended July 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended July 31,
	2021	2020
Cost of revenue—cost of license—self-managed	$346	$346
Cost of revenue—cost of subscription—self-managed and SaaS	1,666	1,763
Sales and marketing	1,429	1,441
Total amortization of acquired intangible assets	$3,441	$3,550

The expected future amortization expense related to the intangible assets as of July 31, 2021 was as follows (in thousands, by fiscal year):

Remainder of 2022	$9,506
2023	11,890
2024	8,715
2025	2,734
2026	—
Total	$32,845
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2021	$198,851
Foreign currency translation adjustment	(325)
Balance as of July 31, 2021	$198,526
There was no impairment of goodwill during the three months ended July 31, 2021 and 2020.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of July 31, 2021	As of April 30, 2021
Accrued expenses	$15,025	$12,772
Value added taxes payable	3,970	8,493
Income taxes payable	2,147	1,596
Other	7,764	6,048
Total accrued expenses and other liabilities	$28,906	$28,909
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31, 2021	As of April 30, 2021
Accrued vacation	$24,482	$24,078
Accrued commissions	11,618	17,581
Accrued payroll taxes and withholding taxes	11,305	5,522
Other	3,175	5,344
Total accrued compensation and benefits	$50,580	$52,525
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

The following table provides information about unbilled accounts receivable, deferred contract acquisition costs and deferred revenue from contracts with customers (in thousands):

	As of July 31, 2021	As of April 30, 2021
Unbilled accounts receivable, included in accounts receivable, net	$2,631	$5,204
Deferred contract acquisition costs	$86,618	$86,352
Deferred revenue	$364,360	$397,700
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
The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the three months ended July 31, 2021.
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,
	2021	2020
Beginning balance	$86,352	$43,549
Capitalization of contract acquisition costs	14,144	17,904
Amortization of deferred contract acquisition costs	(13,878)	(9,013)
Ending balance	$86,618	$52,440
Deferred Revenue
Significant changes in the deferred revenue balances were as follows (in thousands):

	Three Months Ended July 31,
	2021	2020
Beginning balance	$397,700	$259,702
Increases due to invoices issued, excluding amounts recognized as revenue during the period	102,688	98,632
Amounts transferred to deferred revenue from accrued expenses and other liabilities upon entering into contracts with customers, net of revenue recognized during the period	—	5,424
Revenue recognized that was included in deferred revenue balance at beginning of period	(136,028)	(86,247)
Ending balance	$364,360	$277,511
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

Balance at April 30, 2021	$2,344
Provision	524
Write-offs	(294)
Balance at July 31, 2021	$2,574
6.Senior Notes
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 in a private placement.
Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2022. The Company received net proceeds from the offering of the Senior Notes of $565.8 million after deducting underwriting commissions of $7.2 million and incurred additional issuance costs of $2.0 million that were unpaid as of July 31, 2021. Total debt issuance costs of $9.2 million are being amortized to interest expense using the effective interest method over the term of the Senior Notes. The Company may redeem the Senior Notes, in whole or in part, at any time prior to

July 15, 2024 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any. The Company may at its election redeem all or a part of the Senior Notes on or after July 15, 2024, on any one or more occasions, at the redemption prices set forth in the indenture governing the Senior Notes (“the Indenture”), plus, in each case, accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to July 15, 2024, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Notes outstanding under the Indenture with the net cash proceeds of one or more equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes then outstanding, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. The Company may also at its election redeem the Senior Notes in whole, but not in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, if certain changes in tax law occur as set forth in the Indenture.
If the Company experiences a change of control triggering event (as defined in the Indenture), the Company must offer to repurchase the Senior Notes at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
The indenture governing the Senior Notes contain covenants limiting the Company’s ability and the ability of certain subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. As of July 31, 2021, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
The net carrying amount of the Senior Notes was as follows:

As of July 31, 2021
Principal	$575,000
Unamortized debt issuance costs	(9,158)
Net carrying amount	$565,842
The following table sets forth the interest expense recognized related to the Senior Notes:

Three Months Ended July 31, 2021
Contractual interest expense	$1,581
Amortization of debt issuance costs	77
Total interest expense related to the Senior Notes	$1,658
7.Commitments and Contingencies
Cloud Hosting Commitments
During the three months ended July 31, 2021, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Letters of Credit
The Company had a total of $2.1 million in letters of credit outstanding in favor of certain landlords for office space as of July 31, 2021.
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

Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of July 31, 2021.
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
In addition, the Company indemnifies its officers, directors and certain key employees against certain liabilities that may arise as a result of their affiliation with the Company. To date, there have been no claims under any indemnification provisions.
8.Leases
The Company’s leases are composed of corporate office spaces under non-cancelable operating lease agreements that expire at various dates through 2025. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended July 31,
	2021	2020
Operating lease cost	$2,285	$2,112
Short-term lease cost	541	631
Variable lease cost	205	354
Total lease cost	$3,031	$3,097

Lease term and discount rate information are summarized as follows:

As of July 31, 2021
Weighted average remaining lease term (years)	3.55
Weighted average discount rate	4.77%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of July 31, 2021 were as follows (in thousands):

Years Ending April 30,
2022 (remaining nine months)	$7,259
2023	8,482
2024	6,427
2025	5,092
2026	2,803
Thereafter	—
Total minimum lease payments	30,063
Less imputed interest	(2,458)
Present value of future minimum lease payments	27,605
Less current lease liabilities	(9,324)
Operating lease liabilities, non-current	$18,281
9.Ordinary Shares
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through July 31, 2021.
Ordinary Shares Reserved for Issuance
The Company had reserved ordinary shares for issuance as follows:

	As of July 31, 2021	As of April 30, 2021
Stock options issued and outstanding	6,698,415	7,611,016
RSUs issued and outstanding	3,148,574	3,301,283
Remaining shares available for future issuance under the 2012 Plan	20,079,245	15,737,819
Total ordinary shares reserved	29,926,234	26,650,118
Convertible Preference Shares
The Company's board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company's shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2021, there were no convertible preference shares issued or outstanding.
10.Equity Incentive Plans
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and a duly authorized committee may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Company’s board of directors, compensation committee or a duly authorized committee determines the vesting schedule for all equity-based awards. Stock options granted to new employees under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months subject to the employees’ continued service to the Company. Refresh grants to existing employees generally vest monthly over four years subject to the employees’ continued service to the Company. RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting semi-annually over the next three years, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest semi-annually over a period of four years, subject to the grantee’s continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.
The equity awards available for grant for the periods presented were as follows:

Three Months Ended July 31, 2021
Available at beginning of period	15,737,819
Awards authorized	4,526,699
RSUs granted	(395,262)
Stock options cancelled	72,176
RSUs cancelled	137,813
Available at end of period	20,079,245
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2021	7,611,016	$20.34	6.66	$768,517
Stock options exercised	(840,208)	$12.99
Stock options cancelled	(72,176)	$14.94
Stock options assumed in acquisition cancelled	(217)	$76.82
Balance as of July 31, 2021	6,698,415	$21.32	6.52	$849,506
Exercisable as of July 31, 2021	4,353,175	$15.31	6.25	$577,889

Stock options exercisable include 68,900 stock options that were unvested as of July 31, 2021.
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares.
As of July 31, 2021, the Company had unrecognized stock-based compensation expense of $33.7 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.59 years.
RSUs
As of July 31, 2021, the Company had unrecognized stock-based compensation expense of $302.0 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.96 years.
The following table summarizes RSU activity for the 2012 Plan:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2021	3,301,283	$98.74
RSUs granted	395,262	$133.82
RSUs released	(410,158)	$85.26
RSUs cancelled	(137,813)	$96.39
Outstanding and unvested at July 31, 2021	3,148,574	$104.38

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,
	2021	2020
Cost of revenue—cost of subscription—self-managed and SaaS	$2,134	$1,366
Cost of revenue—professional services	1,575	952
Research and development	12,097	7,130
Sales and marketing	9,850	6,192
General and administrative	4,522	2,951
Stock-based compensation expense, net of amounts capitalized	30,178	18,591
Capitalized stock-based compensation expense	28	—
Total stock-based compensation expense	$30,206	$18,591
11.Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended July 31,
	2021	2020
Numerator:
Net loss	$(34,489)	$(19,001)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	91,201,372	84,175,287
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.38)	$(0.23)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended July 31,
	2021	2020
Stock options	6,698,415	12,446,757
RSUs	3,148,574	2,476,396
Contingently issuable shares	—	235,031
Total	9,846,989	15,158,184
12.Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $2.7 million and $0.4 million for the three months ended July 31, 2021 and 2020, respectively. The provision for income taxes was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
13.Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $3.5 million and $2.8 million of expense related to the 401(k) Plan during the three months ended July 31, 2021 and 2020, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $1.6 million and $1.1 million of expense during the three months ended July 31, 2021 and 2020, respectively.
14.Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended July 31,
	2021	2020
United States	$103,140	$71,794
Rest of world	89,955	57,076
Total revenue	$193,095	$128,870
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of July 31, 2021	As of April 30, 2021
United States	$23,246	$23,443
United Kingdom	6,616	7,151
The Netherlands	2,793	2,975
Rest of world	648	776
Total long-lived assets	$33,303	$34,345
15.Subsequent Events
On August 19, 2021, the Company entered into a stock purchase agreement to acquire 100% of the share capital of Build Security Ltd. (“build.security”) for a total consideration of $45.0 million in the form of cash and assumed stock options. A privately held company headquartered in Israel, build.security develops an authorization policy management platform that offers developers a single control plane to quickly and easily implement authorization policy as code.
On August 24, 2021, the Company entered into a stock purchase agreement to acquire 100% of the share capital of cmdWatch Security Inc. (“Cmd”) for a total consideration of $85.0 million in the form of cash and assumed stock options. Cmd is a privately held company incorporated under the laws of British Columbia, Canada that provides Linux-first, cloud-native security solutions to its customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2021. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year end is April 30, and our fiscal quarters end on July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2021 is referred to as fiscal 2021 and our fiscal year ending April 30, 2022 is referred to as fiscal 2022.

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
In February 2021, with the release of version 7.11 of the Elastic Stack, we changed the way we license Elasticsearch and Kibana, the visualization layer for data stored in Elasticsearch. We moved the source code of Elasticsearch and Kibana that had historically been licensed under the Apache License, Version 2.0 open source license (“Apache 2.0”), to be dual licensed under the Elastic License 2.0 (“ELv2”), our proprietary source available license, and the Server Side Public License Version 1.0 (“SSPL”), at the user’s election. ELv2 is a permissive source available license, allowing free use, modification, creation of derivative works, and redistribution, while providing protection from cloud service providers who offer these products as a service without collaborating with us. SSPL is a source available license that provides many of the freedoms of an open source license, but with certain restrictions. This source code license change had no effect on our customers or the vast majority of our users.
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
We generate revenue primarily from sales of subscriptions for our software. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements for self-managed and Elastic Cloud deployments typically have terms of one to three years and we usually bill for them annually in advance. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 92% and 94% of total revenue in the three months ended July 31, 2021 and 2020, respectively. We also generate revenue from consulting and training services.

We had over 16,000 customers as of July 31, 2021 compared to over 12,100 as of July 31, 2020. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer. The annual contract value (“ACV”) of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV. The number of customers who represented greater than $100,000 in ACV was over 780 as of July 31, 2021 compared to over 630 as of July 31, 2020.
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
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 2,285 employees as of July 31, 2021.
In July 2021, we issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. We intend to use the net proceeds from the offering of the Senior Notes for general corporate purposes, which may include capital expenditures, investments and working capital. In addition, in the past we have considered, and may continue to consider, acquisitions and strategic transactions, and we may use the net proceeds of this offering for such purposes.
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
In response to the COVID-19 pandemic and in an effort to focus on maintaining business continuity and preparing for the future and long-term success of our business, we have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including modifying our business practices, such as suspending employee travel, adapting employee work locations, and holding events and trainings virtually. Further, we also temporarily reduced the pace of our investments in our business in response to the COVID-19 pandemic in the first quarter of fiscal 2021, but began to gradually increase our investments in our business since then. We intend to continue to increase the pace of our investments in the business throughout the remainder of fiscal 2022. We continue to monitor the major impacts of the COVID-19 pandemic and make changes in our business as appropriate, in response to such impacts. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional risks.

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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as their ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was slightly below 130% for the three months ended July 31, 2021. Until April 30, 2021, Net Expansion Rate was based on ACV, regardless of customers’ actual usage, and also did not include customers on month-to-month subscriptions. To better reflect actual customer behavior, we modified our Net Expansion Rate calculation to incorporate customers’ actual spending patterns and include customers on month-to-month subscriptions. The impact of this change on prior reported periods is immaterial.
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
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of hosted offerings that includes Elasticsearch Service and Site Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. Elastic

Cloud contributed 32% and 25% to our total revenue for the three months ended July 31, 2021 and 2020, respectively. We believe that offering a hosted deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, an increase in the relative contribution of Elastic Cloud to our business could adversely impact our gross margin as a result of the associated hosting costs.

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
Results of Operations
The period to period comparison of results is not necessarily indicative of results for future periods. The following tables set forth our results of operations for the periods presented in dollars:

	Three Months Ended July 31,
	2021	2020

	(in thousands)
Revenue
License - self-managed	$16,221	$14,879
Subscription - self-managed and SaaS	160,964	106,463
Total subscription revenue	177,185	121,342
Professional services	15,910	7,528
Total revenue	193,095	128,870
Cost of revenue (1)(2)(3)
Cost of license - self-managed	346	346
Cost of subscription - self-managed and SaaS	37,174	25,890
Total cost of revenue - subscription	37,520	26,236
Cost of professional services	12,142	8,595
Total cost of revenue	49,662	34,831
Gross profit	143,433	94,039
Operating expenses(1)(2)(3)(4)
Research and development	59,382	45,678
Sales and marketing	88,033	56,151
General and administrative	27,052	21,729
Total operating expenses	174,467	123,558
Operating loss (1)(2)(3)(4)	(31,034)	(29,519)
Other income (expense), net
Interest expense	(1,820)	(9)
Other income, net	1,018	10,894
Loss before income taxes	(31,836)	(18,634)
Provision for income taxes	2,653	367
Net loss	$(34,489)	$(19,001)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2021	2020

	(in thousands)
Cost of revenue
Cost of subscription - self managed and SaaS	$2,134	$1,366
Cost of professional services	1,575	952
Research and development	12,097	7,130
Sales and marketing	9,850	6,192
General and administrative	4,522	2,951
Total stock-based compensation expense	$30,178	$18,591
(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended July 31,
	2021	2020

	(in thousands)
Cost of revenue
Cost of subscription - self managed and SaaS	$262	$143
Cost of professional services	364	77
Research and development	1,598	994
Sales and marketing	1,691	1,157
General and administrative	484	737
Total employer payroll taxes on employee stock-based transactions	$4,399	$3,108
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2021	2020

	(in thousands)
Cost of revenue
Cost of license - self-managed	$346	$346
Cost of subscription - self-managed and SaaS	1,666	1,763
Sales and marketing	1,429	1,441
Total amortization of acquired intangibles	$3,441	$3,550
(4) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2021	2020

	(in thousands)
General and administrative	$226	$—
Total acquisition-related expenses	$226	$—

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended July 31,
	2021	2020
Revenue
License - self-managed	9%	11%
Subscription - self-managed and SaaS	83%	83%
Total subscription revenue	92%	94%
Professional services	8%	6%
Total revenue	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%
Cost of subscription - self-managed and SaaS	19%	20%
Total cost of revenue - subscription	19%	20%
Cost of professional services	7%	7%
Total cost of revenue	26%	27%
Gross profit	74%	73%
Operating expenses(1)(2)(3)(4)
Research and development	31%	35%
Sales and marketing	45%	44%
General and administrative	14%	17%
Total operating expenses	90%	96%
Operating loss (1)(2)(3)(4)	(16)%	(23)%
Other income (expense), net
Interest expense	(1)%	0%
Other income, net	1%	9%
Loss before income taxes	(16)%	(14)%
Provision for income taxes	2%	1%
Net loss	(18)%	(15)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2021	2020
Cost of revenue
Cost of subscription - self managed and SaaS	1%	1%
Cost of professional services	1%	1%
Research and development	6%	5%
Sales and marketing	5%	5%
General and administrative	3%	2%
Total stock-based compensation expense	16%	14%

 (2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended July 31,
	2021	2020
Cost of revenue
Cost of subscription - self managed and SaaS	0%	0%
Cost of professional services	0%	0%
Research and development	1%	1%
Sales and marketing	1%	1%
General and administrative	0%	0%
Total employer payroll taxes on employee stock-based transactions	2%	2%
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2021	2020
Cost of revenue
Cost of license - self-managed	0%	0%
Cost of subscription - self-managed and SaaS	1%	2%
Sales and marketing	1%	1%
Total amortization of acquired intangibles	2%	3%
 (4) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2021	2020
General and administrative	0%	0%
Total acquisition-related expenses	0%	0%
Comparison of Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Revenue
License - self-managed	$16,221	$14,879	$1,342	9%
Subscription - self-managed and SaaS	160,964	106,463	54,501	51%
Total subscription revenue	177,185	121,342	55,843	46%
Professional services	15,910	7,528	8,382	111%
Total revenue	$193,095	$128,870	$64,225	50%
Total revenue increased by $64.2 million, or 50%, in the three months ended July 31, 2021, compared to the same period of the prior year.
Total subscription revenue increased $55.8 million, or 46%, in the three months ended July 31, 2021 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 16,000 customers compared to over 12,100 customers in the same period of the prior year.
Professional services revenue increased by $8.4 million, or 111%, in the three months ended July 31, 2021, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings as COVID-19 risks and travel restrictions abate.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$346	$346	$—	—%
Cost of subscription - self-managed and SaaS	37,174	25,890	11,284	44%
Total cost of revenue - subscription	37,520	26,236	11,284	43%
Cost of professional services	12,142	8,595	3,547	41%
Total cost of revenue	$49,662	$34,831	$14,831	43%
Gross profit	$143,433	$94,039	$49,394	53%
Gross margin:
License - self-managed	98%	98%
Subscriptions - self-managed and SaaS	77%	76%
Total subscription margin	79%	78%
Professional services	24%	(14)%
Total gross margin	74%	73%
Total cost of subscription revenue increased by $11.3 million, or 43%, in the three months ended July 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $7.6 million in cloud hosting costs, an increase of $2.4 million in personnel and related costs, and an increase of $0.6 million in partner fees. The increase in personnel and related costs includes an increase of $1.5 million in salaries and related taxes and $0.8 million in stock-based compensation.
Total subscription margin increased to 79% for the three months ended July 31, 2021 from 78% for the three months ended July 31, 2020.
Cost of professional services revenue increased by $3.5 million, or 41%, in the three months ended July 31, 2021 compared to the same period of the prior year. This increase was due to an increase of $2.3 million in personnel and related costs, primarily due to growth in headcount and an increase in subcontractor costs of $1.1 million.
Gross margin for professional services revenue was 24% in the three months ended July 31, 2021 compared to (14)% for the three months ended July 31, 2020. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services revenue. We continue to invest in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future as COVID-19 risks and travel restrictions abate. Our gross margin for professional services may fluctuate, decline or be negative in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Three Months Ended July 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Research and development	$59,382	$45,678	$13,704	30%
Research and development expense increased by $13.7 million, or 30%, in the three months ended July 31, 2021 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $12.1 million and software and equipment expense increased by $0.4 million primarily as a result of growth in headcount. Cloud hosting costs increased by $0.4 million and consulting expense increased by $0.4 million as well. The increase in personnel and related costs included an increase of $6.4 million in salaries and related taxes, an increase of $5.0 million in stock-based compensation expense and an increase of $0.5 million in benefits expense.

Sales and marketing

	Three Months Ended July 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Sales and marketing	$88,033	$56,151	$31,882	57%
Sales and marketing expense increased by $31.9 million, or 57%, in the three months ended July 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $24.2 million in personnel and related costs and a $0.7 million increase in software and equipment expense as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased by $5.5 million, consulting expenses increased by $0.6 million and travel expenses increased by $0.6 million. The increase in personnel and related costs included an increase of $12.7 million in salaries and related taxes, an increase of $6.0 million commissions expense related to the amortization of contract acquisition costs, an increase of $3.7 million in stock-based compensation and an increase of $1.2 million in benefits expense.
General and administrative

	Three Months Ended July 31,		Change
	2021	2020	$	%

	(dollars in thousands)
General and administrative	$27,052	$21,729	$5,323	24%
General and administrative expense increased by $5.3 million, or 24%, in the three months ended July 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $2.4 million in legal and professional expenses. Personnel and related costs increased $1.6 million and software and equipment expense increased by $0.3 million due to growth in headcount. Consulting expense also increased $0.7 million. The increase in personnel and related costs included increases of $1.6 million in stock-based compensation and $0.4 million in salaries and related taxes.
Other Income (Expense), Net

	Three Months Ended July 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Other income (expense), net	$(802)	$10,885	$(11,687)	(107)%
Other expense, net was $0.8 million in the three months ended July 31, 2021 compared to other income, net of $10.9 million in the same period of the prior year. This net decrease in income was primarily due to a decrease of $9.8 million in foreign currency gains relating to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and an increase of $1.8 million in interest expense due to issuance of long-term debt.
Provision for Income Taxes

	Three Months Ended July 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Provision for income taxes	$2,653	$367	$2,286	623%
The provision for income taxes increased by $2.3 million in the three months ended July 31, 2021 compared to the same period of the prior year. Our effective tax rate was (8)% and (2)% of our net loss before taxes for the three months ended July 31, 2021 and 2020, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax expense is driven primarily by growth in foreign jurisdictions for which are not subject to valuation allowances or net operating losses.

Liquidity and Capital Resources
As of July 31, 2021, we had cash and cash equivalents and restricted cash of $991.3 million and $2.3 million, respectively, and working capital of $745.3 million. Our restricted cash consists primarily of cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $647.8 million as of July 31, 2021. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and economic conditions related to COVID-19. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our solutions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In July 2021, we issued long term debt of $575.0 million, and we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$14,051	$21,998
Net cash used in investing activities	$(1,634)	$(379)
Net cash provided by financing activities	$578,791	$29,252
Net Cash Provided by Operating Activities
Net cash provided by operating activities during the three months ended July 31, 2021 was $14.1 million, which resulted from non-cash charges of $49.2 million and partially offset by a net loss of $34.5 million and net cash outflow of $0.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $30.2 million for stock-based compensation expense, $13.9 million for amortization of deferred contract acquisition costs, $4.5 million of depreciation and intangible asset amortization expense, $1.9 million in non-cash operating lease costs and $0.1 million of other which were partially offset by a foreign currency transaction gain of $1.1 million and an increase in deferred income taxes of $0.1 million. The net cash outflow from changes in operating assets and liabilities was the result of a decrease of $30.6 million in deferred revenue, an increase in deferred contract acquisition costs of $14.8 million as our sales commissions increased due to the addition of new customers, an increase of $10.7 million in prepaid expenses and other assets and a $1.9 million decrease in operating lease liabilities. These outflows were partially offset by a decrease in accounts receivable of $48.3 million and a net increase of $9.0 million in accounts payable, accrued expenses, accrued compensation and benefits.
Net cash provided by operating activities during the three months ended July 31, 2020 was $22.0 million, which resulted from a net loss of $19.0 million adjusted for non-cash charges of $23.1 million and net cash inflow of $17.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.6 million for stock-based compensation expense, $9.0 million for amortization of deferred contract acquisition costs, $4.3 million of depreciation and intangible asset amortization expense and $1.7 million in non-cash operating lease costs which were partially offset by a non-cash net unrealized foreign currency exchange gain of $10.1 million and a decrease in deferred income taxes of $0.4 million. The net cash inflow from changes in operating assets and liabilities was the result of a $45.2 million decrease in accounts receivable, $1.7 million increase in deferred revenue and a decrease of $2.0 million in prepaid expenses and other assets. These inflows were partially offset by a net decrease of $12.9 million in accounts payable, accrued expenses, accrued compensation and benefits, an increase in deferred contract acquisition costs of $16.5 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions and a $1.7 million decrease in operating lease liabilities.

Net Cash Used in Investing Activities
Net cash used in investing activities during the three months ended July 31, 2021 was $1.6 million due to capitalization of $1.0 million in internal-use software costs and $0.7 million of capital expenditures.
Net cash used in investing activities during the three months ended July 31, 2020 was $0.4 million due to capital expenditures during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the three months ended July 31, 2021 was $578.8 million due to the proceeds of $575.0 million from debt issuance and $11.0 million of proceeds from option exercises during the period which were partially offset by $7.2 million payments of debt issuance costs.
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. Except for those disclosed in Note 6 “Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended April 30, 2021.
Recently Issued Accounting Pronouncements
Refer to Note 2 of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and new accounting pronouncements not yet adopted as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $993.7 million as of July 31, 2021. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
In July 2021, we issued $575.0 million aggregate principal amount of 4.125% Senior Notes due 2029 in a private placement. The fair values of the Senior Notes are subject to market risk. In addition, the fair market value of the Senior Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Senior Notes will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair value of the Senior Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Senior Notes at face value less unamortized debt issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our net loss. As a component of other income, net, we recognized a foreign currency transaction gain of $1.0 million and a foreign currency transaction gain of $10.8 million in the three months ended July 31, 2021 and 2020, respectively.
As of July 31, 2021, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would have an impact of approximately $13.9 million on our cash, cash equivalents, and restricted cash balances.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business, industry and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is continuously changing and additional impacts may arise that we are not currently aware of.
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
•Our future growth, business and results of operations will be harmed if we are not able to keep pace with technological and competitive developments, increase sales of our subscriptions to new and existing customers, renew existing customers’ subscriptions, increase adoption of our hosted offerings, respond effectively to evolving markets or offer high quality support services.
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
•A portion of our revenue is generated by sales to government entities, and this creates a number of challenges and risks.
•Our business is subject to a variety of government and industry regulations, as well as other obligations, related to privacy, data protection and information security and compliance with export control, trade sanctions, anti-bribery, anti-corruption, and anti-money laundering laws.
•The market price for our ordinary shares has been and is likely to continue to be volatile.
•The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters.
•We have a substantial amount of indebtedness and may not be able to generate sufficient cash to service all of our indebtedness.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 16,000 as of July 31, 2021. Further, our employee headcount is growing as we modify our pace of hiring in light of our growth plans. The growth and expansion of our business and offerings places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to hire, train and retain enough qualified employees, and we may not be able to hire and train new employees fast enough, to maintain our growth plans. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
We have incurred losses in all years since our incorporation. We incurred a net loss of $34.5 million for the three months ended July 31, 2021 and $129.4 million, $167.2 million and $102.3 million in the years ended April 30, 2021, 2020 and 2019, respectively. As a result, we had an accumulated deficit of $647.8 million as of July 31, 2021. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive cash flow in fiscal 2021, any failure to grow our business could prevent us from achieving positive cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
•For Observability (logging, metrics, application performance monitoring (“APM”), and uptime monitoring): software vendors with specific observability solutions to analyze logging data, metrics, APM data, or infrastructure uptime, such as Splunk, New Relic, Dynatrace, AppDynamics (owned by Cisco Systems) and Datadog.
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

Additionally, the success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have bugs, errors, or other defects or deficiencies in the early stages of introduction. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers, such as our pending acquisitions of build.security and Cmd and other past acquisitions. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
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
The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The continued spread of the COVID-19 pandemic and the resurgence of infection rates in certain regions has caused us to continue to modify our business practices (including suspending employee travel, adapting employee work locations, and holding events and trainings virtually), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which COVID-19 and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants or mutant strains, and how quickly and to what extent normal economic and operating conditions can resume. It has been and, until the COVID-19 pandemic is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results. The magnitude and duration of the disruption and resulting decline in business activity remains uncertain and could negatively impact our sales and marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to deliver professional services, our ability to recruit employees across the organization which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges, any of which could harm our business. Additionally, as we begin to re-open certain of our offices where local authorities have indicated it is safe to do so, our efforts to re-open them safely may not be successful, could expose our personnel to health risks and could involve additional costs, including increased tax compliance obligations, that may adversely affect our business.
In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers, vendors, channel partners and government entities for an indefinite period of time, including in specific regions of the world or sectors of the economy and as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Further, the impact of the COVID-19 pandemic has varied significantly across different industries with certain industries experiencing increased demand for their products and services as the needs of the economy shift, while others have struggled to maintain demand for their products and services consistent with historical levels. Because we have a limited history in understanding these impacts, our ability to adapt our sales and marketing initiatives to such changes may be uncertain and our ability to forecast rates of customer retention and expansion may be negatively impacted.
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
In February 2021, with the release of version 7.11 of the Elastic Stack, we changed the source code of Elasticsearch and Kibana that had historically been licensed under Apache 2.0, to be dual licensed under ELv2 and SSPL, at the user’s election. Neither the Elastic License nor the SSPL has been approved by the Open Source Initiative or is included in the Free Software Foundation’s list of free software licenses. Further, neither has been interpreted by any court. While the vast majority of downloads of Elasticsearch and Kibana from mid-2018 through early 2021 were licensed under the Elastic License, the removal of the Apache 2.0 alternative could negatively impact certain developers for whom the availability of an open source license was important. In addition, some developers and the companies for whom they work may be hesitant to download or upgrade to new versions of Elasticsearch or Kibana under the Elastic License or SSPL because of uncertainty around how these licenses may be interpreted and enforced. Other developers, including competitors of Elastic such as Amazon, have announced that they have “forked” Elasticsearch and Kibana. For example, Amazon has launched an open source project called OpenSearch based on older Elastic Stack releases, which is licensed under Apache 2.0, and announced their intention to transition their existing Elasticsearch Service to OpenSearch. The combination of uncertainty around our dual license model and the potential competition from the forked versions of our software may negatively impact adoption of Elasticsearch and Kibana, which in turn could lead to reduced brand and product awareness, ultimately leading to a decline in paying customers, which could harm our ability to grow our business or achieve profitability.
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
Our ability to grow our business will depend, in part, on the expansion and adoption of our hosted offerings.
We believe our future success will depend, in part, on the growth in the adoption of Elastic Cloud, our family of hosted offerings. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We believe that we must offer a family of hosted products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. In the three months ended July 31, 2021 and 2020 Elastic Cloud contributed 32% and 25% of our total revenue, respectively. For the years ended April 30, 2021 and 2020, Elastic Cloud contributed 27% and 22% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, security or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. For example, Amazon Web Services offers hosted products based on older Elastic Stack releases. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon's offerings may reduce the demand for our offerings and the pricing of Amazon's offerings may limit our ability to adjust the price of our products. If we are not able to develop, market or deliver cloud-based offerings that satisfy customer requirements technically or commercially, or if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
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
Subscription revenue accounts for the substantial majority of our revenue, comprising 92%, 93% and 92% of total revenue in the three months ended July 31, 2021 and the years ended April 30, 2021 and 2020, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.
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
Certain cloud hosting providers and managed service providers, including Amazon Web Services, offer hosted products based on older Elastic Stack releases, using the names of our products in marketing such offerings. These offerings are not supported by us and come without any of our proprietary features. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology, or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their offerings. Users, customers, and potential customers could confuse these third-party products with our products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products. Any damage to our reputation and brand from defective implementations of our open source software could result in lost sales and lack of market acceptance of our products and could adversely affect our business and growth prospects.

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
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of July 31, 2021, we had 31 issued U.S. patents, 53 pending U.S. patent applications, 17 pending non-U.S. filings and 2 open disclosures. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
As of July 31, 2021, we had customers located in over 100 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of July 31, 2021, we had employees located in over 35 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
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
•political, economic and trade uncertainties or instability related to the United Kingdom's withdrawal from the European Union (Brexit), including the effects of the Trade and Cooperation Agreement between the European Union, the European Atomic Energy Community and the United Kingdom signed in December 2020, on the economies of, and the relationships between, the United Kingdom, European Union, United States and other countries;
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
•risks relating to enforcement of U.S. export control laws and regulations including the Export Administration Regulations, and trade and economic sanctions, including restrictions promulgated by the OFAC, and other similar trade protection regulations and measures in the United States or in other jurisdictions;
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
A portion of our revenue is generated by sales to government entities, and this creates a number of challenges and risks.
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
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In addition, the authorities in the jurisdictions in which we operate could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, and interest and penalties. Additionally, both the COVID-19 pandemic and increased use of flexible work policies may increase the probability of payroll tax audits. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
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
Privacy, data protection and information security have become significant issues in various jurisdictions where we offer our products. The regulatory frameworks for these issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. For example, the California Consumer Privacy Act (the “CCPA”) provides new data privacy rights for California residents. The enforcement of the CCPA by the California Attorney General commenced July 1, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but we may be required to modify our data processing practices and policies and to incur substantial costs and expenses in connection with our compliance or the compliance of our customers or vendors. The CCPA also provides for civil penalties and a private right of action for violations, which may increase our compliance costs and potential liability. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering or have enacted omnibus privacy legislation. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act. Many obligations under the CCPA and these other laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. Further, industry organizations regularly adopt and advocate for new standards in these areas. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
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
Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of personal data. The GDPR imposes significant obligations and risk upon our business and provides for substantial penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Further, the United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British pounds or four percent of the group’s annual global turnover. Following the exit of the United Kingdom from the European Union however, aspects of U.K. data protection law and the relationship of the United Kingdom and the European Union in the medium to longer term remain unclear, including with respect to how data transfers to and from the United Kingdom will be regulated. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area (“EEA”) to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. We have undertaken certain efforts to conform transfers of personal data from the EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including standard contractual clauses approved by the European Commission (the “SCCs”). Despite this, we may be unsuccessful in maintaining conforming means of transferring such data from the EEA, in particular as a result of continued legal and legislative activity within the EEA that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
The regulatory environment applicable to handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. In the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs. We and our customers may face EEA regulators applying different standards to certain data transfers or requiring additional steps in connection with data transfers, and may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, and may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of sentiment in the EEA regarding international data transfers and data protection obligations imposed on them. We may find it necessary to establish systems to maintain personal data originating from the EEA in the EEA, or may need to take other steps with respect to data handling and data transfers, including means to provide for local data processing, which may involve substantial expense and may require us to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law. These and the other risks described above could result in harm to our business, operating results and financial condition. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (“PCI DSS”), which relates to the processing of payment card information. In the event we or our payment processors fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers increasingly expect us to comply with more stringent privacy, data protection and information security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.
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
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage channel partners to sell our offerings abroad and use other third parties, including recruiting firms, professional employer organizations, legal, accounting and other professional advisors, and local vendors to meet our needs associated with doing business abroad. We and these third parties may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of our channel partners and third-party representatives, as well as our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure that the channel partners, third-party representatives, our employees, contractors or agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.
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
Our executive officers and directors together beneficially owned 20.4% of our ordinary shares outstanding as of July 31, 2021. As a result, these shareholders, acting together, will have significant influence over matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of association and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.
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
In addition, holders of an aggregate of 18,139,497 ordinary shares, based on shares outstanding as of July 31, 2021, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plan, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
A non-U.S. corporation will generally be considered a passive foreign investment company (“PFIC”), for U.S. federal income tax purposes, in any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income (“the PFIC asset test”). For purposes of the PFIC asset test, the value of our assets will generally be determined by reference to our market capitalization. Based on our past and current projections of our income and assets, we do not expect to be a PFIC for the current taxable year or for the foreseeable future. Nevertheless, a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year). Since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot assure that we will not be or become a PFIC in the current taxable year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. person (as defined in Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended) holds our ordinary shares, such U.S. person may be subject to adverse tax consequences. Each U.S. person who holds our ordinary shares is strongly urged to consult his, her or its tax advisor regarding the application of these rules and the availability of any potential elections.
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
On March 25, 2021, the Dutch State Secretary of Finance submitted a proposal of law to the Dutch parliament pursuant to which an alternative withholding tax (“Alternative Withholding Tax”) will be imposed on dividends paid to related entities in designated low-tax jurisdictions, effective January 1, 2024. An entity is considered related if (i) it has a “Qualifying Interest” in our company, (ii) our company has a “Qualifying Interest” in the entity holding the ordinary shares, or (iii) a third party has a "Qualifying Interest" in both our company and the entity holding the ordinary shares. The term “Qualifying Interest” means a direct or indirectly held interest either by an entity individually or jointly if an entity is part of a collaborating group (samenwerkende groep) that enables such entity or such collaborating group to exercise a definite influence over another entities' decisions, such as our company or an entity holding ordinary shares as the case may be, and allows it to determine the other entities' activities. The Alternative Withholding Tax will be imposed at the highest Dutch corporate income tax rate in effect at the time of the distribution (currently 25%). The Alternative Withholding Tax will be reduced, but not below zero, with any Regular Dividend Withholding Tax imposed on distributions. As such, based on currently applicable rates, the overall effective rate of withholding of Regular Dividend Withholding Tax and Alternative Withholding Tax will not exceed the highest corporate income tax rate in effect at the time of the distribution (currently 25%). The proposal of law is subject to amendment during the course of the legislative process and it needs to be approved by both chambers of the Dutch parliament before it can enter into force.
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
Risks Related to our Outstanding Senior Notes
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of July 31, 2021, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; and
•increasing our cost of borrowing.
In addition, the indenture that governs the Senior Notes contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, which could have a material adverse effect on our business, results of operations and financial condition.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the Senior Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Any of these circumstances could have a material adverse effect on our business, results of operations and financial condition.
Further, any future credit facility or other debt instrument may contain provisions that will restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations and any such failure to meet our scheduled debt service obligations could have a material adverse effect on our business, results of operations and financial condition.
The indenture that governs the Senior Notes contains, and any of our future debt instruments may contain, terms which restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The indenture that governs the Senior Notes contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:
•create liens on certain assets to secure debt;
•grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; and
•consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person.
The covenants in the indenture that governs the Senior Notes are subject to important exceptions and qualifications described in such indenture.
As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants and may require us to maintain specified financial ratios and satisfy other financial condition tests. We cannot assure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the relevant lenders and/or amend the covenants.
Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected. As a result, our failure to comply with such restrictive covenants could have a material adverse effect on our business, results of operations and financial condition.
We may be required to repurchase some of the Senior Notes upon a change of control triggering event.
Holders of the Senior Notes can require us to repurchase the Senior Notes upon a change of control (as defined in the indenture governing the Senior Notes) at a repurchase price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest to, but excluding, the applicable repurchase date. Our ability to repurchase the Senior Notes may be limited by law or the terms of other agreements relating to our indebtedness. In addition, we may not have sufficient funds to repurchase the Senior Notes or have the ability to arrange necessary financing on acceptable terms, if at all. A change of control may also constitute a default under, or result in the acceleration of the maturity of, our other then-existing indebtedness. Our failure to repurchase the Senior Notes would result in a default under the Senior Notes, which may result in the acceleration of the Senior Notes and other then-existing indebtedness. We may not have sufficient funds to make any payments triggered by such acceleration, which could result in foreclosure proceedings and our seeking protection under the U.S. bankruptcy code.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business, such as our pending acquisitions of build.security and Cmd. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize acquired technology or personnel, realize anticipated synergies from acquisitions, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ordinary shares. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may acquire development stage companies that are not yet profitable, and that require continued investment, which could adversely affect our results of operations and liquidity. The occurrence of any of these risks could harm our business, results of operations, and financial condition.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, measurement of stock-based compensation expense, accounting of intangible assets, goodwill impairment test, and accounting for income taxes including deferred tax assets and liabilities.
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

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
4.1	Indenture, dated as of July 6, 2021, by and between Elastic N.V. and U.S. Bank National Association, as trustee.	8-K	001-38675	4.1	7/6/2021
4.2	Form of 4.125% Senior Note due 2029 (included in the Indenture filed as Exhibit 4.1).	8-K	001-38675	4.1	7/6/2021
10.1	Purchase Agreement, dated as of June 30, 2021, between Elastic N.V. and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed in Schedule 1 thereto.	8-K	001-38675	10.1	7/6/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date:	September 1, 2021	By:	/s/ Shay Banon
Shay Banon
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	September 1, 2021	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Financial and Accounting Officer)