Form 10-Q
period 2021-10-31
Elastic N.V.
filed 2021-12-09
CIK 1707753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2021, the registrant had 92,613,879 ordinary shares, €0.01 par value per share, outstanding.

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
•the impact of the 2019 coronavirus disease, including any variants thereof (“COVID-19”), on our business, operations, hiring and financial results, and on the businesses of our customers and partners, including their spending priorities, the effect of governmental lockdowns, restrictions, new regulations and vaccine distribution and efficacy;
•the impact of changes to our licensing of our products, specifically Elasticsearch and Kibana;
•our assessments of the strength of our solutions and products;
•our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches or incidents, including by bad actors;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of October 31, 2021	As of April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$876,059	$400,814
Restricted cash	2,939	2,894
Accounts receivable, net of allowance for credit losses of $2,896 and $2,344 as of October 31, 2021 and April 30, 2021, respectively	157,831	160,415
Deferred contract acquisition costs	38,183	36,089
Prepaid expenses and other current assets	34,896	37,002
Total current assets	1,109,908	637,214
Property and equipment, net	7,510	8,881
Goodwill	291,790	198,851
Operating lease right-of-use assets	23,667	25,464
Intangible assets, net	48,620	36,286
Deferred contract acquisition costs, non-current	57,854	50,263
Deferred tax assets	3,824	3,697
Other assets	18,528	12,516
Total assets	$1,561,701	$973,172
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,684	$7,248
Accrued expenses and other liabilities	43,277	28,909
Accrued compensation and benefits	55,827	52,525
Operating lease liabilities	9,454	8,528
Deferred revenue	354,148	352,805
Total current liabilities	480,390	450,015
Deferred revenue, non-current	36,165	44,895
Long-term debt, net	566,045	—
Operating lease liabilities, non-current	16,746	19,649
Other liabilities, non-current	12,555	7,782
Total liabilities	1,111,901	522,341
Commitments and contingencies (Note 8 and 9)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2021 and April 30, 2021	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 92,566,025 and 90,533,985 shares issued and outstanding as of October 31, 2021 and April 30, 2021, respectively	972	948
Treasury stock	(369)	(369)
Additional paid-in capital	1,153,408	1,071,675
Accumulated other comprehensive loss	(9,381)	(8,105)
Accumulated deficit	(694,830)	(613,318)
Total shareholders’ equity	449,800	450,831
Total liabilities and shareholders’ equity	$1,561,701	$973,172
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenue
License - self-managed	$18,117	$15,514	$34,338	$30,393
Subscription - self-managed and SaaS	172,140	118,695	333,104	225,158
Total subscription revenue	190,257	134,209	367,442	255,551
Professional services	15,723	10,685	31,633	18,213
Total revenue	205,980	144,894	399,075	273,764
Cost of revenue
Cost of license - self-managed	395	347	741	693
Cost of subscription - self-managed and SaaS	41,847	29,148	79,021	55,038
Total cost of revenue - subscription	42,242	29,495	79,762	55,731
Cost of professional services	11,642	8,953	23,784	17,548
Total cost of revenue	53,884	38,448	103,546	73,279
Gross profit	152,096	106,446	295,529	200,485
Operating expenses
Research and development	63,763	46,688	123,145	92,366
Sales and marketing	94,953	64,474	182,986	120,625
General and administrative	30,555	23,705	57,607	45,434
Total operating expenses	189,271	134,867	363,738	258,425
Operating loss	(37,175)	(28,421)	(68,209)	(57,940)
Other income (expense), net
Interest expense	(6,332)	(4)	(8,152)	(13)
Other income (expense), net	(666)	(80)	352	10,814
Loss before income taxes	(44,173)	(28,505)	(76,009)	(47,139)
Provision for income taxes	2,850	653	5,503	1,020
Net loss	$(47,023)	$(29,158)	$(81,512)	$(48,159)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.51)	$(0.34)	$(0.89)	$(0.56)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	92,206,199	86,373,166	91,703,786	85,275,474
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(47,023)	$(29,158)	$(81,512)	$(48,159)
Other comprehensive loss:
Foreign currency translation adjustments	588	(479)	(1,276)	(10,537)
Other comprehensive loss	588	(479)	(1,276)	(10,537)
Total comprehensive loss	$(46,435)	$(29,637)	$(82,788)	$(58,696)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at July 31, 2021	91,770,228	$963	$(369)	$1,112,845	$(9,969)	$(647,807)	$455,663
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	1,266	—	—	1,266
Issuance of ordinary shares upon exercise of stock options	690,538	8	—	9,844	—	—	9,852
Issuance of ordinary shares upon release of restricted stock units	105,259	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	29,454	—	—	29,454
Net loss	—	—	—	—	—	(47,023)	(47,023)
Foreign currency translation	—	—	—	—	588	—	588
Balances at October 31, 2021	92,566,025	$972	$(369)	$1,153,408	$(9,381)	$(694,830)	$449,800

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at July 31, 2020	85,737,645	$890	$(369)	$946,178	$(11,435)	$(502,885)	$432,379
Issuance of ordinary shares upon exercise of stock options	1,379,823	16	—	15,962	—	—	15,978
Issuance of ordinary shares upon release of restricted stock units	87,523	2	—	(2)	—	—	—
Stock-based compensation	—	—	—	21,235	—	—	21,235
Reclassification of liability-classified awards	—	—	—	2,702	—	—	2,702
Net loss	—	—	—	—	—	(29,158)	(29,158)
Foreign currency translation	—	—	—	—	(479)	—	(479)
Balances at October 31, 2020	87,204,991	$908	$(369)	$986,075	$(11,914)	$(532,043)	$442,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2021	90,533,985	948	(369)	1,071,675	(8,105)	(613,318)	450,831
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	1,266	—	—	1,266
Issuance of ordinary shares upon exercise of stock options	1,530,746	18	—	20,813	—	—	20,831
Issuance of ordinary shares upon release of restricted stock units	501,294	6	—	(6)	—	—	—
Stock-based compensation	—	—	—	59,660	—	—	59,660
Net loss	—	—	—	—	—	(81,512)	(81,512)
Foreign currency translation	—	—	—	—	(1,276)	—	(1,276)
Balances at October 31, 2021	92,566,025	$972	$(369)	$1,153,408	$(9,381)	$(694,830)	$449,800

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2020	82,856,978	$856	$(369)	$898,788	$(1,377)	$(484,251)	$413,647
Cumulative effect of accounting change	—	—	—	—	—	367	367
Issuance of ordinary shares upon exercise of stock options	4,035,115	47	—	45,183	—	—	45,230
Issuance of ordinary shares upon release of restricted stock units	312,898	5	—	(5)	—	—	—
Stock-based compensation	—	—	—	39,407	—	—	39,407
Reclassification of liability-classified awards	—	—	—	2,702	—	—	2,702
Net loss	—	—	—	—	—	(48,159)	(48,159)
Foreign currency translation	—	—	—	—	(10,537)	—	(10,537)
Balances at October 31, 2020	87,204,991	$908	$(369)	$986,075	$(11,914)	$(532,043)	$442,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(81,512)	$(48,159)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,325	8,566
Amortization of deferred contract acquisition costs	28,570	18,173
Amortization of debt issuance costs	307	—
Non-cash operating lease cost	3,842	3,434
Stock-based compensation expense, net of amounts capitalized	59,578	40,078
Deferred income taxes	(249)	(286)
Foreign currency transaction (gain) loss	4	(10,924)
Other	98	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	519	63
Deferred contract acquisition costs	(39,277)	(37,872)
Prepaid expenses and other current assets	2,218	1,100
Other assets	(3,337)	4,040
Accounts payable	10,485	(2,638)
Accrued expenses and other liabilities	16,719	(1,061)
Accrued compensation and benefits	3,823	(691)
Operating lease liabilities	(3,983)	(3,535)
Deferred revenue	(3,462)	34,432
Net cash provided by operating activities	3,668	4,709
Cash flows from investing activities
Purchases of property and equipment	(751)	(1,656)
Capitalization of internal-use software	(2,713)	—
Business acquisitions, net of cash acquired	(108,104)	—
Other	—	1,320
Net cash used in investing activities	(111,568)	(336)
Cash flows from financing activities
Proceeds from the issuance of debt	575,000	—
Proceeds from issuance of ordinary shares upon exercise of stock options	20,831	45,230
Payments of debt issuance costs	(9,234)	—
Net cash provided by financing activities	586,597	45,230
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,407)	2,319
Net increase in cash, cash equivalents, and restricted cash	475,290	51,922
Cash, cash equivalents, and restricted cash, beginning of period	403,708	299,389
Cash, cash equivalents, and restricted cash, end of period	$878,998	$351,311
Supplemental disclosures of cash flow information
Cash paid (refund received) for income taxes	$1,905	$(1,708)
Cash paid for operating lease liabilities	$4,829	$4,363
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$39	$10
Debt issuance costs accrued, unpaid	$28	$—
Operating lease right-of-use assets for new lease obligations	$2,330	$575
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

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of October 31, 2021, the interim condensed consolidated statements of operations and of comprehensive loss, interim condensed statements of shareholders’ equity for the three and six months ended October 31, 2021 and 2020 and the interim condensed consolidated statements of cash flows for the six months ended October 31, 2021 and 2020, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of October 31, 2021, and the results of the Company’s operations, its statements of shareholders’ equity for the three and six months ended October 31, 2021 and 2020, and its statements of cash flows for the six months ended October 31, 2021 and 2020. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and six month periods are also unaudited. The results for the six months ended October 31, 2021 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2022, or any future period.
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
In March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has resulted in a global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from certain of the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time. The full extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.
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
New Accounting Pronouncements Not Yet Adopted
Acquisitions:  In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, improving consistency in accounting for acquired revenue contracts with customers in a business combination by requiring that acquirers apply ASC Topic 606 to recognize contract assets and contract liabilities as if it had originated the contracts. If the acquiree prepared its financial statements in accordance with GAAP, the resulting acquired contract assets and liabilities should generally be consistent with acquiree’s financial statements. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2024. Early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
3.Revenue and Remaining Performance Obligations
Disaggregation of Revenue
The following table presents revenue by product category (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2021		2020		2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$69,031	34%	$37,428	26%	$130,561	33%	$70,055	26%
Other subscription	121,226	58%	96,781	67%	236,881	59%	185,496	67%
Total subscription revenue	190,257	92%	134,209	93%	367,442	92%	255,551	93%
Professional services	15,723	8%	10,685	7%	31,633	8%	18,213	7%
Total revenue	$205,980	100%	$144,894	100%	$399,075	100%	$273,764	100%

During the first quarter of fiscal 2022, the Company updated its disaggregation of revenue breakdown to present revenue by product category. The prior period presentation for the three and six months ended October 31, 2020, has been updated to conform to the current period presentation.
Remaining Performance Obligations
As of October 31, 2021, the Company had $831.6 million of remaining performance obligations. As of October 31, 2021, the Company expects to recognize approximately 86% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
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
Financial Assets
The following table summarizes assets that are measured at fair value on a recurring basis as of October 31, 2021 and April 30, 2021 (in thousands):

October 31, 2021	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$571,829	$—	—	$571,829
Short-term bank deposit	—	1,800	—	1,800
Total	$571,829	$1,800	$—	$573,629

April 30, 2021	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$175,007	—	—	$175,007
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds. The Company classifies its short term bank deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of October 31, 2021 was approximately $572.9 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5.Acquisitions
Six months ended October 31, 2021
cmdWatch Security Inc.
On September 17, 2021, the Company acquired 100% of the share capital of cmdWatch Security Inc. (“Cmd”) for a total purchase consideration of $77.8 million. The purchase consideration includes an amount of $13.4 million which is being held in an indemnity escrow fund for 18 months after the acquisition close date. Pursuant to the merger agreement, Cmd’s vested stock options were paid in cash and unvested stock options held by Cmd employees were assumed by the Company. The fair value of the replacement equity awards associated with pre-acquisition service period of $4.3 million, consisting of $3.0 million paid in cash to vested option holders and $1.3 million of non-cash consideration, was included in the total purchase consideration. Approximately $6.6 million of the fair value of replacement equity awards was allocated to post-acquisition services that will be recognized as stock-based compensation expense over the remaining service period and was excluded from the total purchase consideration. Additionally, an amount of $6.5 million for post-combination services, which is payable at future dates upon completion of the underlying required service period, has been excluded from the purchase consideration. This amount will be recorded as a post-combination expense over the requisite service period.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total preliminary purchase price allocated to developed technology and goodwill was $15.5 million and $59.1 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 5 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the Company's current security solutions and is not deductible for income tax purposes.
The purchase price allocation is preliminary as the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management. The Company continues to collect information with regard to its estimates and assumptions, primarily related to intangible assets and certain tax-related, contingent liability and working capital items. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary. Cmd has been included in the Company’s consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.
Other Acquisition
On September 2, 2021, the Company acquired 100% of the share capital of Build Security Ltd. (“build.security”) for a total purchase consideration of $39.3 million. The acquisition was accounted for as a business combination. The total preliminary purchase price allocated to developed technology and goodwill was $4.2 million and $34.0 million, respectively. The developed technology intangible asset is being amortized on a straight-line basis over the useful life of 5 years which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the Company's current security solutions and the value of the acquired workforce. This goodwill is not deductible for income tax purposes. The results of build.security have been included in the Company’s consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.
Excluded from the purchase consideration is an amount of $4.9 million, payable in equal installments at the first and the second anniversary of the acquisition, to certain employees of build.security. This amount will be recorded as a post-combination expense over the requisite service period.
6.Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of October 31, 2021	As of April 30, 2021
Prepaid hosting costs	$11,303	$11,122
Prepaid software subscription costs	6,863	5,636
Prepaid value added taxes	4,831	9,408
Deposits	2,672	2,410
Prepaid taxes	2,167	1,694
Other	7,060	6,732
Total prepaid expenses and other current assets	$34,896	$37,002

 Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)			As of October 31, 2021	As of April 30, 2021
Leasehold improvements	Lesser of estimated useful life or remaining lease term			$10,812	$10,342
Computer hardware and software		3		1,531	2,319
Furniture and fixtures	3	-	5	6,040	5,971
Assets under construction				203	707
Total property and equipment				18,586	19,339
Less: accumulated depreciation				(11,076)	(10,458)
Property and equipment, net				$7,510	$8,881
Depreciation expense related to property and equipment was $1.0 million and $0.8 million for the three months ended October 31, 2021 and 2020, respectively and $2.0 million and $1.5 million for the six months ended October 31, 2021 and 2020, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of October 31, 2021 and April 30, 2021 (in thousands):

October 31, 2021	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$64,530	$25,360	$39,170	3.9
Customer relationships	19,598	10,965	8,633	1.9
Trade names	2,872	2,054	818	1.9
Total	$87,000	$38,379	48,621	3.7
Foreign currency translation adjustment			(1)
Total			$48,620

April 30, 2021	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$20,850	$23,980	3.3
Customer relationships	19,598	8,382	11,216	2.4
Trade names	2,872	1,780	1,092	2.4
Total	$67,300	$31,012	36,288	3.0
Foreign currency translation adjustment			(2)
Total			$36,286
Amortization expense for the intangible assets for the three and six months ended October 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue—cost of license—self-managed	$395	$347	$741	$693
Cost of revenue—cost of subscription—self-managed and SaaS	2,103	1,762	3,769	3,525
Sales and marketing	1,428	1,433	2,857	2,874
Total amortization of acquired intangible assets	$3,926	$3,542	$7,367	$7,092

The expected future amortization expense related to the intangible assets as of October 31, 2021 was as follows (in thousands, by fiscal year):

Remainder of 2022	$8,068
2023	15,830
2024	12,656
2025	6,673
2026	3,940
2027	1,453
Total	$48,620
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2021	$198,851
Additions from acquisitions	93,064
Foreign currency translation adjustment	(125)
Balance as of October 31, 2021	$291,790
There was no impairment of goodwill during the six months ended October 31, 2021 and 2020.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of October 31, 2021	As of April 30, 2021
Accrued expenses	$22,865	$12,772
Value added taxes payable	5,936	8,493
Accrued interest on Senior Notes	7,511	—
Income taxes payable	2,083	1,596
Other	4,882	6,048
Total accrued expenses and other liabilities	$43,277	$28,909
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31, 2021	As of April 30, 2021
Accrued vacation	$25,351	$24,078
Accrued commissions	17,025	17,581
Accrued payroll taxes and withholding taxes	9,014	5,522
Other	4,437	5,344
Total accrued compensation and benefits	$55,827	$52,525
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

The following table provides information about unbilled accounts receivable, deferred contract acquisition costs and deferred revenue from contracts with customers (in thousands):

	As of October 31, 2021	As of April 30, 2021
Unbilled accounts receivable, included in accounts receivable, net	$4,595	$5,204
Deferred contract acquisition costs	$96,037	$86,352
Deferred revenue	$390,313	$397,700
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
The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the six months ended October 31, 2021.
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Six Months Ended October 31,
	2021	2020
Beginning balance	$86,352	$43,549
Capitalization of contract acquisition costs	38,255	39,107
Amortization of deferred contract acquisition costs	(28,570)	(18,173)
Ending balance	$96,037	$64,483
Deferred Revenue
Significant changes in the deferred revenue balances were as follows (in thousands):

	Six Months Ended October 31,
	2021	2020
Beginning balance	$397,700	$259,702
Increases due to invoices issued, excluding amounts recognized as revenue during the period	238,822	201,784
Increase from acquisition, net of revenue recognized	1,001	—
Amounts transferred to deferred revenue from accrued expenses and other liabilities upon entering into contracts with customers, net of revenue recognized during the period	—	5,424
Revenue recognized that was included in deferred revenue balance at beginning of period	(247,210)	(157,694)
Ending balance	$390,313	$309,216
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Six Months Ended October 31,
	2021	2020
Beginning balance	$2,344	$1,247
Cumulative-effect adjustment from adoption of ASU 2016-13	—	(367)
Provision	2,221	1,233
Write-offs	(1,669)	(608)
Ending balance	$2,896	$1,505
7.Senior Notes
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 in a private placement.

Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2022. The Company received net proceeds from the offering of the Senior Notes of $565.7 million after deducting underwriting commissions of $7.2 million and incurred additional issuance costs of $2.1 million. Total debt issuance costs of $9.3 million are being amortized to interest expense using the effective interest method over the term of the Senior Notes. The Company may redeem the Senior Notes, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any. The Company may at its election redeem all or a part of the Senior Notes on or after July 15, 2024, on any one or more occasions, at the redemption prices set forth in the indenture governing the Senior Notes (“the Indenture”), plus, in each case, accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to July 15, 2024, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Notes outstanding under the Indenture with the net cash proceeds of one or more equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes then outstanding, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. The Company may also at its election redeem the Senior Notes in whole, but not in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, if certain changes in tax law occur as set forth in the Indenture.
If the Company experiences a change of control triggering event (as defined in the Indenture), the Company must offer to repurchase the Senior Notes at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
The indenture governing the Senior Notes contain covenants limiting the Company’s ability and the ability of certain subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. As of October 31, 2021, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
The net carrying amount of the Senior Notes was as follows:

As of October 31, 2021
Principal	$575,000
Unamortized debt issuance costs	(8,955)
Net carrying amount	$566,045
The following table sets forth the interest expense recognized related to the Senior Notes:

Six Months Ended October 31, 2021
Contractual interest expense	$7,511
Amortization of debt issuance costs	307
Total interest expense related to the Senior Notes	$7,818
8.Commitments and Contingencies
Cloud Hosting Commitments
During the six months ended October 31, 2021, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Letters of Credit
The Company had a total of $2.1 million in letters of credit outstanding in favor of certain landlords for office space as of October 31, 2021.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of October 31, 2021.
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
9.Leases
The Company’s leases are composed of corporate office spaces under non-cancelable operating lease agreements that expire at various dates through 2025. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Operating lease cost	$2,486	$2,172	$4,771	$4,284
Short-term lease cost	449	721	990	1,352
Variable lease cost	302	(65)	507	289
Total lease cost	$3,237	$2,828	$6,268	$5,925

Lease term and discount rate information are summarized as follows:

As of October 31, 2021
Weighted average remaining lease term (years)	3.35
Weighted average discount rate	4.77%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of October 31, 2021 were as follows (in thousands):

Years Ending April 30,
2022 (remaining six months)	$5,038
2023	8,770
2024	6,722
2025	5,113
2026	2,803
Total minimum lease payments	28,446
Less imputed interest	(2,246)
Present value of future minimum lease payments	26,200
Less current lease liabilities	(9,454)
Operating lease liabilities, non-current	$16,746
10.Ordinary Shares
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through October 31, 2021.
Ordinary Shares Reserved for Issuance
The Company had reserved ordinary shares for issuance as follows:

	As of October 31, 2021	As of April 30, 2021
Stock options issued and outstanding	5,913,745	7,611,016
RSUs issued and outstanding	3,074,014	3,301,283
Remaining shares available for future issuance under the 2012 Plan	20,206,345	15,737,819
Total ordinary shares reserved	29,194,104	26,650,118
Convertible Preference Shares
The Company's board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company's shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of October 31, 2021, there were no convertible preference shares issued or outstanding.
11.Equity Incentive Plans
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
The equity awards available for grant were as follows:

Six Months Ended October 31, 2021
Available at beginning of period	15,737,819
Awards authorized	4,526,699
RSUs granted	(646,434)
Stock options cancelled	229,975
RSUs cancelled	358,286
Available at end of period	20,206,345
Stock Incentive Plans Assumed in Acquisitions
In connection with its acquisitions of Cmd and build.security, the Company assumed certain unvested stock options issued under the Cmd Stock Option Plan and Build 2020 Share Incentive Plan that were outstanding on the date of the respective acquisition. The assumed stock options will continue to be outstanding and will be governed by the provisions of their respective plan and are included in the stock option activity table below.
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2021	7,611,016	$20.34	6.66	$768,517
Stock options assumed in acquisitions	63,846	$10.20
Stock options exercised	(1,530,746)	$13.55
Stock options cancelled	(229,975)	$36.23
Stock options assumed in acquisition cancelled	(396)	$76.82
Balance as of October 31, 2021	5,913,745	$21.37	6.31	$899,706
Exercisable as of October 31, 2021	4,209,605	$16.38	6.06	$661,456

Stock options exercisable include 41,667 stock options that were unvested as of October 31, 2021.
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options assumed related to the Cmd and build.security acquisitions was $122.13 for the three and six months ended October 31, 2021. The weighted-average grant-date fair value of stock options granted was $56.37 for the three and six months ended October 31, 2020.
As of October 31, 2021, the Company had unrecognized stock-based compensation expense of $25.3 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.55 years.
RSUs

The following table summarizes RSU activity for the 2012 Plan:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2021	3,301,283	$98.74
RSUs granted	646,434	$144.78
RSUs released	(515,417)	$85.72
RSUs cancelled	(358,286)	$99.19
Outstanding and unvested at October 31, 2021	3,074,014	$109.91
As of October 31, 2021, the Company had unrecognized stock-based compensation expense of $296.3 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.81 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue—cost of subscription—self-managed and SaaS	$2,064	$1,860	$4,198	$3,226
Cost of revenue—professional services	1,292	976	2,867	1,928
Research and development	13,658	7,663	25,755	14,793
Sales and marketing	8,403	7,955	18,253	14,147
General and administrative	4,565	3,033	9,087	5,984
Stock-based compensation expense, net of amounts capitalized	29,982	21,487	60,160	40,078
Capitalized stock-based compensation expense	54	—	82	—
Total stock-based compensation expense	$30,036	$21,487	$60,242	$40,078
Total stock-based compensation expense for the three and six months ended October 31, 2021 includes a charge of $0.5 million related to an expense arising from business combinations.
12.Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(47,023)	$(29,158)	$(81,512)	$(48,159)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	92,206,199	86,373,166	91,703,786	85,275,474
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.51)	$(0.34)	$(0.89)	$(0.56)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Six Months Ended October 31,
	2021	2020
Stock options	5,913,745	10,757,903
RSUs	3,074,014	2,617,676
Contingently issuable shares	—	235,031
Total	8,987,759	13,610,610
13.Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $2.9 million and $0.7 million for the three months ended October 31, 2021 and 2020, respectively and $5.5 million and $1.0 million for the six months ended October 31, 2021 and 2020, respectively. The provision for income taxes was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
14.Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $3.5 million and $2.6 million of expense related to the 401(k) Plan during the three months ended October 31, 2021 and 2020, respectively and $7.0 million and $5.4 million for the six months ended October 31, 2021 and 2020, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $1.6 million and $1.2 million of expense during the three months ended October 31, 2021 and 2020, respectively and $3.2 million and $2.3 million for the six months ended October 31, 2021 and 2020, respectively.
15.Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
United States	$115,509	$80,241	$218,649	$152,035
Rest of world	90,471	64,653	180,426	121,729
Total revenue	$205,980	$144,894	$399,075	$273,764
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of October 31, 2021	As of April 30, 2021
United States	$21,443	$23,443
United Kingdom	5,986	7,151
The Netherlands	2,429	2,975
Rest of world	1,319	776
Total long-lived assets	$31,177	$34,345
16.Subsequent Events
On November 1, 2021, the Company acquired 100% of the share capital of Optimyze.cloud Inc. (“Optimyze”) for a total consideration of $20.0 million in the form of cash and future cash payments for certain unvested stock options. Optimyze is an “always on” continuous profiling platform for infrastructure, applications and services. The acquisition will be accounted for as a business combination and, accordingly, the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The Company is finalizing the purchase price allocation for the transaction.

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
During the three months ended October 31, 2021, the Company acquired 100% of the share capital of Cmd and build.security for a total consideration of $77.8 million and $39.3 million, respectively. With these acquisitions, we will be able to extend cloud security protections for our customers from endpoint to cloud workload and provide our customers with cloud security protections from build-time, to deployment-time, to runtime.
We generate revenue primarily from sales of subscriptions for our software. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements for self-managed and Elastic Cloud deployments typically have terms of one to three years and we usually bill for them annually in advance. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 92% and 93% of total revenue in the six months ended October 31, 2021 and 2020, respectively. We also generate revenue from consulting and training services.
We had over 17,000 customers as of October 31, 2021 compared to over 12,900 as of October 31, 2020. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer. The annual contract value (“ACV”) of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV. The number of customers who represented greater than $100,000 in ACV was over 830 as of October 31, 2021 compared to over 650 as of October 31, 2020.
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
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 2,626 employees as of October 31, 2021.
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
COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. Efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. The ongoing impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, success of preventative measures to contain or mitigate the spread of the virus and emerging variants, effectiveness, distribution and acceptance of COVID-19 vaccines, impact on our customers and our sales cycles, impact on our customer, employee or industry events, effect on our vendors, and the uneven impact of the COVID-19 pandemic on certain industries, all of which continue to remain uncertain and cannot be predicted.
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
Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce or accelerate their digital transformation efforts, we believe the value of our solutions has become even more evident. In addition, we have benefited from lower spending on travel by our employees due to COVID-19 travel restrictions and from holding events virtually, however we expect live events and travel costs to trend back higher in the near-term.
In response to the COVID-19 pandemic and in an effort to focus on maintaining business continuity and preparing for the future and long-term success of our business, we have taken precautionary measures intended to help minimize the risk of the virus to our employees, customers, and the communities in which we operate, including modifying our business practices, such as suspending employee travel, adapting employee work locations, and holding events and trainings virtually. Further, we also temporarily reduced the pace of investments in our business in response to the COVID-19 pandemic in the first quarter of fiscal 2021 but began to gradually increase our investments in our business since then. We intend to continue to maintain a similar pace of investments in the business throughout the remainder of fiscal 2022. We continue to monitor the major impacts of the COVID-19 pandemic and make changes in our business as appropriate, in response to such impacts. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional risks.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as their ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was slightly below 130% for the three months ended October 31, 2021. Until April 30, 2021, Net Expansion Rate was based on ACV, regardless of customers’ actual usage, and also did not include customers on month-to-month subscriptions. To better reflect actual customer behavior, we modified our Net Expansion Rate calculation to incorporate customers’ actual spending patterns and include customers on month-to-month subscriptions. The impact of this change on prior reported periods is immaterial.
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
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of hosted offerings that includes Elasticsearch Service and Site Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. Elastic Cloud contributed 33% and 26% to our total revenue for the six months ended October 31, 2021 and 2020, respectively. We believe that offering a hosted deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.

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
Results of Operations
The period to period comparison of results is not necessarily indicative of results for future periods. The following tables set forth our results of operations for the periods presented in dollars:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Revenue
License - self-managed	$18,117	$15,514	$34,338	$30,393
Subscription - self-managed and SaaS	172,140	118,695	333,104	225,158
Total subscription revenue	190,257	134,209	367,442	255,551
Professional services	15,723	10,685	31,633	18,213
Total revenue	205,980	144,894	399,075	273,764
Cost of revenue (1)(2)(3)
Cost of license - self-managed	395	347	741	693
Cost of subscription - self-managed and SaaS	41,847	29,148	79,021	55,038
Total cost of revenue - subscription	42,242	29,495	79,762	55,731
Cost of professional services	11,642	8,953	23,784	17,548
Total cost of revenue	53,884	38,448	103,546	73,279
Gross profit	152,096	106,446	295,529	200,485
Operating expenses(1)(2)(3)(4)
Research and development	63,763	46,688	123,145	92,366
Sales and marketing	94,953	64,474	182,986	120,625
General and administrative	30,555	23,705	57,607	45,434
Total operating expenses	189,271	134,867	363,738	258,425
Operating loss (1)(2)(3)(4)	(37,175)	(28,421)	(68,209)	(57,940)
Other income (expense), net
Interest expense	(6,332)	(4)	(8,152)	(13)
Other income (expense), net	(666)	(80)	352	10,814
Loss before income taxes	(44,173)	(28,505)	(76,009)	(47,139)
Provision for income taxes	2,850	653	5,503	1,020
Net loss	$(47,023)	$(29,158)	$(81,512)	$(48,159)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue
Cost of subscription - self managed and SaaS	$2,064	$1,860	$4,198	$3,226
Cost of professional services	1,292	976	2,867	1,928
Research and development	13,658	7,663	25,755	14,793
Sales and marketing	8,403	7,955	18,253	14,147
General and administrative	4,565	3,033	9,087	5,984
Total stock-based compensation expense	$29,982	$21,487	$60,160	$40,078
(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue
Cost of subscription - self managed and SaaS	$65	$77	$327	$220
Cost of professional services	114	25	478	102
Research and development	655	465	2,253	1,459
Sales and marketing	1,671	614	3,362	1,771
General and administrative	87	462	571	1,199
Total employer payroll taxes on employee stock-based transactions	$2,592	$1,643	$6,991	$4,751
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue
Cost of license - self-managed	$395	$347	$741	$693
Cost of subscription - self-managed and SaaS	2,103	1,762	3,769	3,525
Sales and marketing	1,428	1,433	2,857	2,874
Total amortization of acquired intangibles	$3,926	$3,542	$7,367	$7,092
(4) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Research and development	$982	$—	$982	$—
General and administrative	1,060	—	1,286	—
Total acquisition-related expenses	$2,042	$—	$2,268	$—

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenue
License - self-managed	9%	11%	9%	11%
Subscription - self-managed and SaaS	83%	82%	83%	82%
Total subscription revenue	92%	93%	92%	93%
Professional services	8%	7%	8%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	21%	20%	20%	20%
Total cost of revenue - subscription	21%	20%	20%	20%
Cost of professional services	5%	7%	6%	7%
Total cost of revenue	26%	27%	26%	27%
Gross profit	74%	73%	74%	73%
Operating expenses(1)(2)(3)(4)
Research and development	31%	32%	31%	34%
Sales and marketing	46%	45%	46%	43%
General and administrative	15%	16%	14%	17%
Total operating expenses	92%	93%	91%	94%
Operating loss (1)(2)(3)(4)	(18)%	(20)%	(17)%	(21)%
Other income (expense), net
Interest expense	(3)%	0%	(2)%	0%
Other income (expense), net	0%	0%	0%	4%
Loss before income taxes	(21)%	(20)%	(19)%	(17)%
Provision for income taxes	2%	0%	1%	1%
Net loss	(23)%	(20)%	(20)%	(18)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue
Cost of subscription - self managed and SaaS	1%	1%	1%	1%
Cost of professional services	1%	1%	1%	1%
Research and development	7%	5%	6%	6%
Sales and marketing	4%	6%	5%	5%
General and administrative	2%	2%	2%	2%
Total stock-based compensation expense	15%	15%	15%	15%

 (2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue
Cost of subscription - self managed and SaaS	0%	0%	0%	0%
Cost of professional services	0%	0%	0%	0%
Research and development	0%	0%	1%	1%
Sales and marketing	1%	1%	1%	1%
General and administrative	0%	0%	0%	0%
Total employer payroll taxes on employee stock-based transactions	1%	1%	2%	2%
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	1%	1%	1%	2%
Sales and marketing	1%	1%	1%	1%
Total amortization of acquired intangibles	2%	2%	2%	3%
 (4) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Research and development	0%	0%	0%	0%
General and administrative	1%	0%	0%	0%
Total acquisition-related expenses	1%	0%	0%	0%
Comparison of Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Revenue
License - self-managed	$18,117	$15,514	$2,603	17%
Subscription - self-managed and SaaS	172,140	118,695	53,445	45%
Total subscription revenue	190,257	134,209	56,048	42%
Professional services	15,723	10,685	5,038	47%
Total revenue	$205,980	$144,894	$61,086	42%
Total revenue increased by $61.1 million, or 42%, in the three months ended October 31, 2021, compared to the same period of the prior year.
Total subscription revenue increased $56.0 million, or 42%, in the three months ended October 31, 2021 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 17,000 customers compared to over 12,900 customers in the same period of the prior year.
Professional services revenue increased by $5.0 million, or 47%, in the three months ended October 31, 2021, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$395	$347	$48	14%
Cost of subscription - self-managed and SaaS	41,847	29,148	12,699	44%
Total cost of revenue - subscription	42,242	29,495	12,747	43%
Cost of professional services	11,642	8,953	2,689	30%
Total cost of revenue	$53,884	$38,448	$15,436	40%
Gross profit	$152,096	$106,446	$45,650	43%
Gross margin:
License - self-managed	98%	98%
Subscriptions - self-managed and SaaS	76%	75%
Total subscription margin	78%	78%
Professional services	26%	16%
Total gross margin	74%	73%
Total cost of subscription revenue increased by $12.7 million, or 43%, in the three months ended October 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $9.5 million in cloud hosting costs, an increase of $1.7 million in personnel and related costs, and an increase of $0.6 million in partner fees. The increase in personnel and related costs includes an increase of $1.4 million in salaries and related taxes and $0.2 million in stock-based compensation.
Total subscription margin remained flat at 78% for the three months ended October 31, 2021 compared to the three months ended October 31, 2020.
Cost of professional services revenue increased by $2.7 million, or 30%, in the three months ended October 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $1.3 million in personnel and related costs, mainly due to growth in headcount, and an increase in subcontractor costs of $1.1 million.
Gross margin for professional services revenue was 26% in the three months ended October 31, 2021 compared to 16% for the three months ended October 31, 2020. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services revenue. We continue to invest in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future as COVID-19 risks and travel restrictions abate. Our gross margin for professional services may fluctuate, decline or be negative in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Research and development	$63,763	$46,688	$17,075	37%
Research and development expense increased by $17.1 million, or 37%, in the three months ended October 31, 2021 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $15.4 million primarily as a result of growth in headcount. Cloud hosting costs increased by $0.9 million and consulting expense increased by $0.7 million. The increase in personnel and related costs included an increase of $7.4 million in salaries and related taxes, an increase of $6.0 million in stock-based compensation expense, an increase of $1.0 million in acquisition-related compensation and an increase of $0.6 million in benefits expense.

Sales and marketing

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Sales and marketing	$94,953	$64,474	$30,479	47%
Sales and marketing expense increased by $30.5 million, or 47%, in the three months ended October 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $25.7 million in personnel and related costs and a $0.9 million increase in software and equipment expense as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased by $2.3 million and consulting expenses increased by $1.1 million. The increase in personnel and related costs included an increase of $16.4 million in salaries and related taxes, an increase of $6.0 million commissions expense related to the amortization of contract acquisition costs, an increase of $1.6 million in benefits expense and $0.4 million in stock-based compensation expense.
General and administrative

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
General and administrative	$30,555	$23,705	$6,850	29%
General and administrative expense increased by $6.9 million, or 29%, in the three months ended October 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $2.7 million in legal and professional expenses. Personnel and related costs also increased $2.5 million due to growth in headcount. Bad debt expense increased $1.0 million and consulting expense also increased $0.4 million. The increase in personnel and related costs included increases of $1.5 million in stock-based compensation and $1.4 million in salaries and related taxes which were partially offset by a decrease in other miscellaneous employee related expenses of $0.4 million.
Other Expense, Net

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Other expense, net	$(6,998)	$(84)	$(6,914)	8,231%
Other expense, net was $7.0 million in the three months ended October 31, 2021 compared to $0.1 million in the same period of the prior year. This increase in other expense, net was primarily due to an increase of $6.4 million in interest expense due to issuance of long-term debt during the first quarter of the current fiscal year and an increase of $0.5 million in foreign currency loss relating to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Provision for income taxes	$2,850	$653	$2,197	336%
The provision for income taxes increased by $2.2 million in the three months ended October 31, 2021 compared to the same period of the prior year. Our effective tax rate was (6)% and (2)% of our net loss before taxes for the three months ended October 31, 2021 and 2020, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax expense is driven primarily by growth in foreign jurisdictions for which are not subject to valuation allowances or net operating losses.

Comparison of Six Months Ended October 31, 2021 and 2020
Revenue

	Six Months Ended October 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue
License - self-managed	$34,338	$30,393	$3,945	13%
Subscription - self-managed and SaaS	333,104	225,158	107,946	48%
Total subscription revenue	367,442	255,551	111,891	44%
Professional services	31,633	18,213	13,420	74%
Total revenue	$399,075	$273,764	$125,311	46%
Total revenue increased by $125.3 million, or 46%, in the six months ended October 31, 2021, compared to the same period of the prior year.
Total subscription revenue increased $111.9 million, or 44%, in the six months ended October 31, 2021 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions and we grew our subscription customer base to over 17,000 customers compared to over 12,900 customers in the same period of the prior year.
Professional services revenue increased by $13.4 million, or 74%, in the six months ended October 31, 2021, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.
Cost of Revenue and Gross Margin

	Six Months Ended October 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$741	$693	$48	7%
Cost of subscription - self-managed and SaaS	79,021	55,038	23,983	44%
Total cost of revenue - subscription	79,762	55,731	24,031	43%
Cost of professional services	23,784	17,548	6,236	36%
Total cost of revenue	$103,546	$73,279	$30,267	41%
Gross profit	$295,529	$200,485	$95,044	47%
Gross margin:
License - self-managed	98%	98%
Subscriptions - self-managed and SaaS	76%	76%
Total subscription margin	78%	78%
Professional services	25%	4%
Total gross margin	74%	73%
Total cost of subscription revenue increased by $24.0 million, or 43%, in the six months ended October 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $17.0 million in cloud hosting costs and an increase of $4.1 million in personnel and related costs due to growth in headcount in our support organization. In addition, partner fees expenses increased by $1.2 million and consulting costs increased $0.5 million. The increase in personnel and related costs includes an increase of $2.9 million in salaries and related taxes, an increase of $1.0 million in stock-based compensation expense and a $0.2 million increase in employee benefits expense.
Total subscription margin was flat at 78% for each of the six months ended October 31, 2021 compared to the six months ended October 31, 2020.

Cost of professional services revenue increased by $6.2 million, or 36%, in the six months ended October 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $3.5 million in personnel and related costs, including increases of $2.6 million in salaries and related taxes and $0.9 million in stock-based compensation. Subcontractor costs also increased $2.2 million.
Gross margin for professional services revenue was 25% in the six months ended October 31, 2021 compared to 4% in the six months ended October 31, 2020. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services revenue. We continue to invest in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future as COVID-19 risks and travel restrictions abate. Our gross margin for professional services may fluctuate, decline or be negative in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Six Months Ended October 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$123,145	$92,366	$30,779	33%
Research and development expense increased by $30.8 million, or 33%, in the six months ended October 31, 2021 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased $27.6 million and software and equipment expense increased $0.5 million primarily as a result of growth in headcount. Cloud hosting costs also increased $1.3 million and consulting expense increased $1.1 million. The increase in personnel and related costs includes an increase of $13.9 million in salaries and related taxes, an increase of $11.0 million in stock-based compensation expense, an increase of $1.1 million in employee benefits expense and an increase of $1.0 million in acquisition related compensation.
Sales and marketing

	Six Months Ended October 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$182,986	$120,625	$62,361	52%
Sales and marketing expense increased by $62.4 million, or 52%, in the six months ended October 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $49.9 million in personnel related costs and a $1.6 million increase in software and equipment charges as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased $7.8 million, consulting expense increased $1.7 million and travel expense increased $1.2 million. The increase in personnel and related costs includes an increase of $29.1 million in salaries and related taxes, an increase of $12.0 million in commission expense, an increase of $4.1 million in stock-based compensation expense related to the amortization of contract acquisition costs and an increase of $2.7 million in employee benefits expense.
General and administrative

	Six Months Ended October 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$57,607	$45,434	$12,173	27%
General and administrative expense increased by $12.2 million, or 27%, in the six months ended October 31, 2021 compared to the same period of the prior year. This increase was primarily due to an increase of $5.1 million in legal and professional fees and a $4.2 million increase in personnel related costs. Bad debt expense also increased $1.1 million related to expected credit losses on accounts receivable and consulting expense increased $1.1 million. The increase in personnel and related costs includes an increase of $3.1 million in stock-based compensation expense and an increase of $1.8 million in salaries and related taxes which were partially offset by a decrease in other miscellaneous employee related expenses of $0.7 million.

Other Income (Expense), Net

	Six Months Ended October 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income (expense), net	$(7,800)	$10,801	$(18,601)	(172)%
Other expense, net was $7.8 million in the six months ended October 31, 2021 compared to net income of $10.8 million for the same period of the prior year. This was due to a decrease in foreign currency gain of $10.3 million and an increase of $8.3 million in interest expense due to issuance of long-term debt during the first quarter of the current fiscal year.
Provision for Income Taxes

	Six Months Ended October 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$5,503	$1,020	$4,483	440%
The provision for income taxes increased $4.5 million in the six months ended October 31, 2021 compared to the same period in the prior year. Our effective tax rate was (7)% and (2)% of our net loss before taxes for the six months ended October 31, 2021 and 2020, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax expense from the prior year is due to increase in income in foreign jurisdictions and increase in withholding taxes.
Liquidity and Capital Resources
As of October 31, 2021, we had cash and cash equivalents and restricted cash of $876.1 million and $2.9 million, respectively, and working capital of $629.5 million. Our restricted cash consists primarily of cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $694.8 million as of October 31, 2021. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$3,668	$4,709
Net cash used in investing activities	$(111,568)	$(336)
Net cash provided by financing activities	$586,597	$45,230

Net Cash Provided by Operating Activities
Net cash provided by operating activities during the six months ended October 31, 2021 was $3.7 million, which resulted from a net loss of $81.5 million and net cash outflow of $16.3 million from changes in operating assets and liabilities, fully offset by non-cash charges of $101.5 million. Non-cash charges primarily consisted of $59.6 million for stock-based compensation expense, $28.6 million for amortization of deferred contract acquisition costs, $9.3 million of depreciation and intangible asset amortization expense, $3.8 million in non-cash operating lease costs, amortization of debt issuance costs of $0.3 million expense and $0.1 million of other expenses which were partially offset by an increase in deferred income taxes of $0.2 million. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $39.3 million as our sales commissions increased due to increased business volume, an increase of $1.1 million in prepaid expenses and other assets, a $4.0 million decrease in operating lease liabilities and a decrease of $3.5 million in deferred revenue. These outflows were partially offset by a net increase of $31.0 million in accounts payable, accrued expenses, accrued compensation and benefits and a decrease in accounts receivable of $0.5 million.
Net cash provided by operating activities during the six months ended October 31, 2020 was $4.7 million, which resulted from a net loss of $48.2 million adjusted for non-cash charges of $59.0 million and net cash outflow of $6.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $40.1 million for stock-based compensation expense, $18.2 million for amortization of deferred contract acquisition costs, $8.6 million of depreciation and intangible asset amortization expense and $3.4 million in non-cash operating lease costs which were partially offset by a foreign currency transaction gain of $10.9 million and a decrease in deferred income taxes of $0.3 million. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $37.9 million as our sales commissions increased due to increased business volume, a net decrease of $4.4 million in accounts payable, accrued expenses, accrued compensation and benefits, and a $3.5 million decrease in operating lease liabilities. These outflows were partially offset by a $34.4 million increase in deferred revenue and a decrease of $5.1 million in prepaid expenses and other assets.
Net Cash Used in Investing Activities
Net cash used in investing activities during the six months ended October 31, 2021 was $111.6 million due to cash used in the acquisitions of $108.1 million, capitalization of $2.7 million in internal-use software costs and $0.8 million of capital expenditures.
Net cash used in investing activities during the six months ended October 31, 2020 was $0.3 million due to $1.7 million of capital expenditures which was partially offset by cash provided by other investing activities of $1.3 million during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the six months ended October 31, 2021 was $586.6 million due to the proceeds of $575.0 million from debt issuance and $20.8 million of proceeds from option exercises during the period which were partially offset by $9.2 million payments of debt issuance costs.
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. Except for those disclosed in Note 7 “Senior Notes” of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended April 30, 2021.

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
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $879.0 million as of October 31, 2021. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
In July 2021, we issued $575.0 million aggregate principal amount of 4.125% Senior Notes due 2029 in a private placement. The fair values of the Senior Notes are subject to market risk. In addition, the fair market value of the Senior Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Senior Notes will increase as interest rates fall and decrease as interest rates rise. The interest rate and market value changes affect the fair value of the Senior Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Senior Notes at face value less unamortized debt issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
The majority of our revenue and expenses are denominated in U.S. dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on our operating results to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally.
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our net loss. As a component of other income, net, we recognized a foreign currency transaction gain of $0.3 million and a foreign currency transaction gain of $10.6 million in the six months ended October 31, 2021 and 2020, respectively.
As of October 31, 2021, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would have an impact of approximately $15.9 million on our cash, cash equivalents, and restricted cash balances.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs, in particular personnel, sales and marketing and hosting costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information called for by this Item is incorporated herein by reference to Note 8 of our accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business, industry and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us, and additional impacts may arise that we are not currently aware of.
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
•Our ability to grow our business will depend, in part, on the expansion and adoption of our hosted offerings.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 17,000 as of October 31, 2021. Further, our employee headcount is growing as a result of our growth plans. The growth and expansion of our business and offerings places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to hire, train and retain enough qualified employees, and we may not be able to hire and train new employees fast enough, to maintain our growth plans. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
As we expand our business, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage any future growth effectively could result in increased costs, negatively affect our customers’ satisfaction with our offerings, and harm our results of operations.
We have a history of losses and may not be able to achieve profitability on a consistent basis or at all, and may not be able to achieve positive cash flows on a consistent basis. As a result, our business, financial condition, and results of operations may suffer.
We have incurred losses in all years since our incorporation. We incurred a net loss of $81.5 million for the six months ended October 31, 2021 and $129.4 million and $167.2 million in the years ended April 30, 2021 and 2020, respectively. As a result, we had an accumulated deficit of $694.8 million as of October 31, 2021. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive cash flow in fiscal 2021, any failure to grow our business could prevent us from achieving positive cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
•Certain cloud hosting providers and managed service providers, including Amazon Web Services, that offer products based on a forked version of the Elastic Stack. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
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

Additionally, the success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have bugs, errors, or other defects or deficiencies in the early stages of introduction. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers, such as our recent acquisitions of build.security, Cmd and Optimyze and other past acquisitions. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
Our ability to grow our business will depend, in part, on the expansion and adoption of our hosted offerings.
We believe our future success will depend, in part, on the growth in the adoption of Elastic Cloud, our family of hosted offerings. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We believe that we must offer a family of hosted products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. In the six months ended October 31, 2021 and 2020 Elastic Cloud contributed 33% and 26% of our total revenue, respectively. For the years ended April 30, 2021 and 2020, Elastic Cloud contributed 27% and 22% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, security or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. For example, Amazon Web Services offers hosted products based on a forked version of the Elastic Stack. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon's offerings may reduce the demand for our offerings and the pricing of Amazon's offerings may limit our ability to adjust the price of our products. If we are not able to develop, market or deliver cloud-based offerings that satisfy customer requirements technically or commercially, or if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
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
The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The continued spread of the COVID-19 pandemic and the resurgence of infection rates in certain regions has caused us to continue to modify our business practices (including imposing restrictions on employee travel, adapting employee work locations, and holding events and trainings virtually), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which COVID-19 and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging and more transmissible COVID-19 variants or mutant strains, and how quickly and to what extent normal economic and operating conditions can resume. It has been and, until the COVID-19 pandemic is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results. The magnitude and duration of the disruption and resulting decline in business activity remains uncertain and could negatively impact our sales and marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to deliver professional services, our ability to recruit employees across the organization which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges, any of which could harm our business.
We are slowly moving toward normal operations on a market-by-market basis in accordance with local guidelines. Our approach may vary among geographies depending on local guidelines, and may change at any time, including in response to new or reimposed precautionary measures as the pandemic evolves. We may incorporate into our ongoing business operations certain business practice modifications implemented in response to the COVID-19 pandemic. These business modifications have and may continue to result in inefficiencies, delays and additional costs, including increased tax compliance obligations, that may adversely affect our business. In regions where we permit our employees to return to our offices and we resume in-person meetings and events, we may face additional challenges and incur additional costs, including those associated with workplace safety protocols, disparate regional safety guidelines and workplace or labor disputes or claims related to COVID-19, which could also negatively impact our business.
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
•actual or perceived breaches of, or failures or incidents relating to, privacy, data protection or information security;
•additions or departures of key personnel;
•the impact of catastrophic events, man-made problems such as terrorism, natural disasters and public health epidemics and pandemics;
•general political, economic, industry and market conditions;
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
In February 2021, with the release of version 7.11 of the Elastic Stack, we changed the source code of Elasticsearch and Kibana that had historically been licensed under Apache 2.0 (“Apache 2.0”), to be dual licensed under Elastic License 2.0 and the Server Side Public License Version 1.0 (“SSPL”), at the user’s election. Neither the Elastic License nor the SSPL has been approved by the Open Source Initiative or is included in the Free Software Foundation’s list of free software licenses. Further, neither has been interpreted by any court. While the vast majority of downloads of Elasticsearch and Kibana from mid-2018 through early 2021 were licensed under the Elastic License, the removal of the Apache 2.0 alternative could negatively impact certain developers for whom the availability of an open source license was important. In addition, some developers and the companies for whom they work may be hesitant to download or upgrade to new versions of Elasticsearch or Kibana under the Elastic License or SSPL because of uncertainty around how these licenses may be interpreted and enforced. Other developers, including competitors of Elastic such as Amazon, have announced that they have “forked” Elasticsearch and Kibana. For example, Amazon has launched an open source project called OpenSearch based on a forked version of the Elastic Stack, which is licensed under Apache 2.0, and rebranded their existing Elasticsearch Service to OpenSearch Service. The combination of uncertainty around our dual license model and the potential competition from the forked versions of our software may negatively impact adoption of Elasticsearch and Kibana, which in turn could lead to reduced brand and product awareness, ultimately leading to a decline in paying customers, which could harm our ability to grow our business or achieve profitability.
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
Subscription revenue accounts for the substantial majority of our revenue, comprising 92%, 93% and 92% of total revenue in the six months ended October 31, 2021 and the years ended April 30, 2021 and 2020, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.
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
Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. If our products are not implemented, configured, updated or used correctly or as intended, or in a timely manner, inadequate performance, errors, loss of data, corruptions and/or security vulnerabilities may result. For example, there have been and may in the future continue to be, reports of our customers not properly securing implementations of our products, which can result in unprotected data. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update our software or our failure to train customers on how to use our software productively may result in customer dissatisfaction, negative publicity and may adversely affect our reputation and brand. Failure by us to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, and adversely affect our business and growth prospects.
If third parties offer inadequate or defective implementations of software that we have previously made available under an open source license, our reputation could be harmed.
Certain cloud hosting providers and managed service providers, including Amazon Web Services, offer hosted products based on a forked version of the Elastic Stack. These offerings are not supported by us and come without any of our proprietary features. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology, or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their offerings. Users, customers, and potential customers could confuse these third-party products with our products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products.

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
If our security measures are breached, a security incident occurs, or unauthorized access to private or proprietary data is otherwise obtained, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.
Any security breach or incident, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus, malware, ransomware or similar breach or disruption to our networks and systems, or those of third parties upon which we rely, could result in the loss of confidential information, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations, and security breaches and incidents may arise from other sources, such as employee or contractor error or malfeasance. Cyber threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. As a provider of security solutions, we may be specifically targeted by bad actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. If our security measures are breached or otherwise compromised as a result of third-party action, employee error, defect or bug in our products, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our confidential information or personal information or the confidential information or personal information of our customers, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption or destruction of our or our customers’ sensitive and proprietary information, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, and we may face difficulties or delays in identifying and responding to any security breach or incident.
In addition, many of our customers may use our software for processing their sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information and other related data. As a result, unauthorized access to or use of our software or this data could result in the loss, compromise, corruption or destruction of our customers’ sensitive and proprietary information and lead to claims, demands, litigation, regulatory investigations and claims, indemnity obligations, and other liabilities. It could also hinder our ability to obtain and maintain information security certifications that support customers’ adoption of our products and our retention of those customers. We have implemented administrative, technical and physical measures designed to protect the integrity of customer information and prevent data loss, misappropriation and other security breaches and incidents and may incur significant costs in connection with the implementation of additional preventative measures in the future.
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. There have been and may continue to be significant supply chain cyber attacks generally, and our third-party vendors and service providers may be targeted or impacted by such attacks, and they face other risks of security breaches and incidents. We cannot guarantee that our or our third-party vendors and service providers’ systems and networks have not been breached or otherwise compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, destruction, or other unauthorized processing of our and our customers’ data, including sensitive and personal information.
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Security risks are also heightened during the ongoing COVID-19 pandemic as more individuals are working remotely and utilizing home networks for transmitting information, and reported ransomware incidents with significant operational impacts also appear to be escalating in frequency and degree. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cyberattacks, including ransomware. Should we or the third-party vendors upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial, and reputational harms that may arise from such an incident.
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
We rely on third-party cloud platforms to host our cloud offerings. If we experience an interruption in service for any reason, our cloud offerings would similarly be interrupted. The COVID-19 pandemic could also disrupt the supply chain of hardware needed to maintain our third-party data center operations. An interruption in our services to our customers could cause our customers’ internal and consumer-facing applications to not function properly, which could have a material adverse effect on our business, results of operations, customer relationships and reputation.
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
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions such as a security incident, increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer liabilities, penalties, fines, increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Any of such disruptions may adversely impact our business and our financial condition, results of operations or cash flows could be adversely affected until we replace such providers or develop replacement technology or operations. In addition, if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships, it could adversely affect our business and financial results.
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
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of October 31, 2021, we had 36 issued U.S. patents, 1 issued non-U.S. patent, 56 pending U.S. patent applications, 16 pending non-U.S. filings and 8 open disclosures. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
As of October 31, 2021, we had customers located in over 100 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of October 31, 2021, we had employees located in over 35 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
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
In addition, U.S. federal government agencies recently enacted guidelines and regulations under which we are required to ensure that all of our employees in the United States who perform work on or in connection with a federal contract or subcontract are fully vaccinated or are eligible for an exemption from the vaccination requirement. Some of our employees who fail or refuse to comply may be suspended or terminated or they may resign their employment, which could have a negative impact on our productivity, employee morale, sales, operating results and overall financial performance. If we experience difficulties or delays in complying with these guidelines, our sales to the U.S. Federal government could be negatively impacted, and if we fail to comply we could be debarred from selling to the U.S. Federal government and exposed to additional legal claims.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States and other jurisdictions, are subject to change and interpretation, and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. For example, recently, in the United States, the Biden administration has proposed a number of changes, including a 15% minimum tax on corporate book income for corporations with profits over $1 billion, effective for tax years beginning after December 21, 2022. In addition, other countries, as well as organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. Any new legislation or interpretations of existing legislation could result in increased taxation of our international earnings.
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
Our executive officers and directors together beneficially owned a significant amount of our outstanding ordinary shares. As a result, these shareholders, acting together, will have significant influence over matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of association and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.
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
In addition, holders of an aggregate of 17,339,497 ordinary shares, based on shares outstanding as of October 31, 2021, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plans, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
The Dutch parliament has adopted a proposal of law pursuant to which an alternative withholding tax (“Alternative Withholding Tax”) will be imposed on dividends paid to related entities in designated low-tax jurisdictions, effective January 1, 2024. An entity is considered related if (i) it has a “Qualifying Interest” in our company, (ii) our company has a “Qualifying Interest” in the entity holding the ordinary shares, or (iii) a third party has a "Qualifying Interest" in both our company and the entity holding the ordinary shares. The term “Qualifying Interest” means a direct or indirectly held interest either by an entity individually or jointly if an entity is part of a collaborating group (samenwerkende groep) that enables such entity or such collaborating group to exercise a definite influence over another entities' decisions, such as our company or an entity holding ordinary shares as the case may be, and allows it to determine the other entities' activities. The Alternative Withholding Tax will be imposed at the highest Dutch corporate income tax rate in effect at the time of the distribution (currently 25%). The Alternative Withholding Tax will be reduced, but not below zero, with any Regular Dividend Withholding Tax imposed on distributions. As such, based on currently applicable rates, the overall effective rate of withholding of Regular Dividend Withholding Tax and Alternative Withholding Tax will not exceed the highest corporate income tax rate in effect at the time of the distribution (currently 25%).
If we cease to be a Dutch tax resident for the purposes of a tax treaty concluded by the Netherlands and in certain other events, we could potentially be subject to a proposed Dutch dividend withholding tax in respect of a deemed distribution of our entire market value less paid-up capital.
Under a proposal of law currently pending before the Dutch parliament, the Emergency act conditional dividend exit tax (Spoedwet conditionele eindafrekening dividendbelasting “Dividend Exit Tax”), we will be deemed to have distributed an amount equal to our entire market capitalization less recognized paid-up capital immediately before the occurrence of certain events, including if we cease to be a Dutch tax resident for purposes of a tax treaty concluded by the Netherlands and become, for purposes of such tax treaty, a tax resident of a non-qualifying jurisdiction. This deemed distribution will be subject to a 15% tax, insofar it exceeds a franchise of EUR 50 million. A full exemption applies to qualifying entities and individuals who are resident in an EU/EEA member state or a state that has concluded a qualifying treaty for the avoidance of double taxation with the Netherlands if and to the extent we can submit a certificate confirming the satisfaction of applicable conditions by qualifying shareholders within one month following the taxable event. We will be deemed to have withheld the tax on the deemed distribution and have a statutory right to recover this from our shareholders. Qualifying exempt Dutch and foreign shareholders may be entitled to a full refund, and certain other portfolio shareholders may be entitled to a partial refund, if the tax has been actually recovered from them. If we do not recover this amount from our shareholders, we will have to pay such part of the tax ourselves.
The Dividend Exit Tax has been amended several times since the initial proposal of law and is under ongoing discussion. It is therefore not certain whether the Dividend Exit Tax will be enacted and if so, in what form. If enacted in its present form, the Dividend Exit Tax will have retroactive effect from December 8, 2021, 9:00 a.m. CET.
Risks Related to our Outstanding Senior Notes
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of October 31, 2021, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political instability or unrest and new developments resulting from recent elections and changes of administration, natural catastrophes, warfare, infectious diseases and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, the COVID-19 pandemic has curtailed business spending by our customers, resulted in business disruptions for us and/or our customers, restricted travel to customer sites and resulted in a quarantine of affected populations impacting our employees, partners and customers. Additionally, mitigation and containment measures adopted or reinstated by government authorities to contain the spread of COVID-19 in the U.S. and abroad may significantly impact business continuity for our partners and our customers, reduce our customers’ business operations, delay their engagement with us (including due to travel restrictions and restrictions on in-person meetings) and could thereby adversely affect our business and financial results. Further, these measures by government authorities may continue to remain in place for a significant period of time or, even if lifted, could be reinstated at any time, and additional and/or extended measures could significantly impact the ability of our employees and customers and vendors to work productively.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business, such as our recent acquisitions of Build, CMD and Optimyze. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize acquired technology or personnel, realize anticipated synergies from acquisitions, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ordinary shares. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may acquire development stage companies that are not yet profitable, and that require continued investment, which could adversely affect our results of operations and liquidity. The occurrence of any of these risks could harm our business, results of operations, and financial condition.
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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance related matters, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this Quarterly Report on Form 10-Q, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects. These factors could also make it more difficult for us to attract and retain qualified senior management or members of our board of directors, particularly to serve on our audit and compensation committees.
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

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
10.1	Endgame, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended, and related form agreements.					X
10.2	Build Security Ltd. 2020 Share Incentive Plan, as amended, and related form agreements.	S-8	333-261544	4.2	12/8/2021
10.3	cmdWatch Security Inc. Stock Option Plan, as amended, and related form agreements.	S-8	333-261544	4.3	12/8/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date:	December 8, 2021	By:	/s/ Shay Banon
Shay Banon
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	December 8, 2021	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Financial and Accounting Officer)