Form 10-Q
period 2022-01-31
Elastic N.V.
filed 2022-03-10
CIK 1707753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 28, 2022, the registrant had 93,468,991 ordinary shares, €0.01 par value per share, outstanding.

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
•our ability to continue to deliver and improve our offerings and successfully develop new offerings, including hosted offerings and security-related product offerings;
•customer acceptance and purchase of our existing offerings and new offerings, including the expansion and adoption of our hosted offerings;
•the impact of Russia’s invasion of Ukraine on the businesses of our customers and partners, including their spending priorities;
•the impact of the 2019 coronavirus disease, including any current and future variants thereof (“COVID-19”), on our business, operations, hiring and financial results, and on the businesses of our customers and partners, including their spending priorities, the effect of governmental lockdowns, restrictions, new regulations and vaccine distribution and efficacy;
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
•our ability to service our debt obligations; and
•general market, political, economic and business conditions (including developments and volatility arising from the ongoing COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine).
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of January 31, 2022	As of April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$864,363	$400,814
Restricted cash	3,928	2,894
Accounts receivable, net of allowance for credit losses of $2,729 and $2,344 as of January 31, 2022 and April 30, 2021, respectively	146,218	160,415
Deferred contract acquisition costs	38,938	36,089
Prepaid expenses and other current assets	39,405	37,002
Total current assets	1,092,852	637,214
Property and equipment, net	6,739	8,881
Goodwill	304,155	198,851
Operating lease right-of-use assets	21,454	25,464
Intangible assets, net	49,948	36,286
Deferred contract acquisition costs, non-current	62,980	50,263
Deferred tax assets	3,765	3,697
Other assets	17,403	12,516
Total assets	$1,559,296	$973,172
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,792	$7,248
Accrued expenses and other liabilities	42,110	28,909
Accrued compensation and benefits	56,181	52,525
Operating lease liabilities	8,983	8,528
Deferred revenue	362,287	352,805
Total current liabilities	491,353	450,015
Deferred revenue, non-current	33,395	44,895
Long-term debt, net	566,271	—
Operating lease liabilities, non-current	14,879	19,649
Other liabilities, non-current	21,089	7,782
Total liabilities	1,126,987	522,341
Commitments and contingencies (Note 8 and 9)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of January 31, 2022 and April 30, 2021	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 93,420,927 and 90,533,985 shares issued and outstanding as of January 31, 2022 and April 30, 2021, respectively	982	948
Treasury stock	(369)	(369)
Additional paid-in capital	1,197,570	1,071,675
Accumulated other comprehensive loss	(14,318)	(8,105)
Accumulated deficit	(751,556)	(613,318)
Total shareholders’ equity	432,309	450,831
Total liabilities and shareholders’ equity	$1,559,296	$973,172
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenue
License - self-managed	$20,119	$15,280	$54,457	$45,673
Subscription - self-managed and SaaS	189,495	131,969	522,599	357,127
Total subscription revenue	209,614	147,249	577,056	402,800
Professional services	14,330	9,866	45,963	28,079
Total revenue	223,944	157,115	623,019	430,879
Cost of revenue
Cost of license - self-managed	501	346	1,242	1,039
Cost of subscription - self-managed and SaaS	47,076	31,426	126,097	86,464
Total cost of revenue - subscription	47,577	31,772	127,339	87,503
Cost of professional services	13,707	10,196	37,491	27,744
Total cost of revenue	61,284	41,968	164,830	115,247
Gross profit	162,660	115,147	458,189	315,632
Operating expenses
Research and development	71,749	51,400	194,894	143,766
Sales and marketing	105,069	71,087	288,055	191,712
General and administrative	31,691	27,121	89,298	72,555
Total operating expenses	208,509	149,608	572,247	408,033
Operating loss	(45,849)	(34,461)	(114,058)	(92,401)
Other income (expense), net
Interest expense	(6,175)	(65)	(14,327)	(78)
Other income (expense), net	(861)	(2,312)	(509)	8,502
Loss before income taxes	(52,885)	(36,838)	(128,894)	(83,977)
Provision for income taxes	3,841	1,136	9,344	2,156
Net loss	$(56,726)	$(37,974)	$(138,238)	$(86,133)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.61)	$(0.43)	$(1.50)	$(1.00)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	93,015,185	88,341,038	92,140,919	86,296,028
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net loss	$(56,726)	$(37,974)	$(138,238)	$(86,133)
Other comprehensive loss:
Foreign currency translation adjustments	(4,937)	3,346	(6,213)	(7,190)
Other comprehensive loss	(4,937)	3,346	(6,213)	(7,190)
Total comprehensive loss	$(61,663)	$(34,628)	$(144,451)	$(93,323)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at October 31, 2021	92,566,025	$972	$(369)	$1,153,408	$(9,381)	$(694,830)	$449,800
Issuance of ordinary shares upon exercise of stock options	473,442	6	—	6,703	—	—	6,709
Issuance of ordinary shares upon release of restricted stock units	381,460	4	—	(4)	—	—	—
Stock-based compensation	—	—	—	37,463	—	—	37,463
Net loss	—	—	—	—	—	(56,726)	(56,726)
Foreign currency translation	—	—	—	—	(4,937)	—	(4,937)
Balances at January 31, 2022	93,420,927	$982	$(369)	$1,197,570	$(14,318)	$(751,556)	$432,309

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at October 31, 2020	87,204,991	$908	$(369)	$986,076	$(11,914)	$(532,043)	$442,658
Issuance of ordinary shares upon exercise of stock options	2,157,149	26	—	22,298	—	—	22,324
Issuance of ordinary shares upon release of restricted stock units	282,800	3	—	(3)	—	—	—
Stock-based compensation	—	—	—	25,227	—	—	25,227
Net loss	—	—	—	—	—	(37,974)	(37,974)
Foreign currency translation	—	—	—	—	3,346	—	3,346
Balances at January 31, 2021	89,644,940	$937	$(369)	$1,033,598	$(8,568)	$(570,017)	$455,581
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2021	90,533,985	948	(369)	1,071,675	(8,105)	(613,318)	450,831
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	1,266	—	—	1,266
Issuance of ordinary shares upon exercise of stock options	2,004,188	24	—	27,516	—	—	27,540
Issuance of ordinary shares upon release of restricted stock units	882,754	10	—	(10)	—	—	—
Stock-based compensation	—	—	—	97,123	—	—	97,123
Net loss	—	—	—	—	—	(138,238)	(138,238)
Foreign currency translation	—	—	—	—	(6,213)	—	(6,213)
Balances at January 31, 2022	93,420,927	$982	$(369)	$1,197,570	$(14,318)	$(751,556)	$432,309

				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Shareholders' Equity
	Ordinary Shares		Treasury Shares			Accumulated Deficit
	Shares	Amount
Balances at April 30, 2020	82,856,978	$856	$(369)	$898,788	$(1,377)	$(484,251)	$413,647
Cumulative effect of accounting change	—	—	—	—	—	367	367
Issuance of ordinary shares upon exercise of stock options	6,192,264	73	—	67,481	—	—	67,554
Issuance of ordinary shares upon release of restricted stock units	595,698	8	—	(8)	—	—	—
Stock-based compensation	—	—	—	64,634	—	—	64,634
Reclassification of liability-classified awards	—	—	—	2,703	—	—	2,703
Net loss	—	—	—	—	—	(86,133)	(86,133)
Foreign currency translation	—	—	—	—	(7,191)	—	(7,191)
Balances at January 31, 2021	89,644,940	$937	$(369)	$1,033,598	$(8,568)	$(570,017)	$455,581
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities
Net loss	$(138,238)	$(86,133)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	14,558	12,856
Amortization of deferred contract acquisition costs	43,373	28,455
Amortization of debt issuance costs	554	—
Non-cash operating lease cost	6,259	5,256
Stock-based compensation expense, net of amounts capitalized	96,971	65,305
Deferred income taxes	(219)	(288)
Foreign currency transaction (gain) loss	1,707	(9,463)
Other	98	11
Changes in operating assets and liabilities:
Accounts receivable, net	9,801	15,246
Deferred contract acquisition costs	(61,234)	(54,612)
Prepaid expenses and other current assets	(2,650)	4,817
Other assets	(803)	5,237
Accounts payable	14,452	(6,321)
Accrued expenses and other liabilities	17,539	1,696
Accrued compensation and benefits	4,686	(5,859)
Operating lease liabilities	(6,438)	(5,402)
Deferred revenue	8,306	53,309
Net cash provided by operating activities	8,722	24,110
Cash flows from investing activities
Purchases of property and equipment	(987)	(2,732)
Capitalization of internal-use software	(4,227)	—
Business acquisitions, net of cash acquired	(119,854)	—
Other	—	1,320
Net cash used in investing activities	(125,068)	(1,412)
Cash flows from financing activities
Proceeds from the issuance of debt	575,000	—
Proceeds from issuance of ordinary shares upon exercise of stock options	27,540	67,554
Payments of debt issuance costs	(9,283)	—
Net cash provided by financing activities	593,257	67,554
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12,328)	5,848
Net increase in cash, cash equivalents, and restricted cash	464,583	96,100
Cash, cash equivalents, and restricted cash, beginning of period	403,708	299,389
Cash, cash equivalents, and restricted cash, end of period	$868,291	$395,489
Supplemental disclosures of cash flow information
Cash paid for interest	$12,785	$—
Cash paid for operating lease liabilities	$7,346	$6,628
Cash paid (refund received) for income taxes	$3,059	$(1,217)
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$30	$175
Acquisition-related indemnity holdback	$6,000	$—
Operating lease right-of-use assets for new lease obligations	$2,440	$1,120
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

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of January 31, 2022, the interim condensed consolidated statements of operations and of comprehensive loss, interim condensed statements of shareholders’ equity for the three and nine months ended January 31, 2022 and 2021 and the interim condensed consolidated statements of cash flows for the nine months ended January 31, 2022 and 2021, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of January 31, 2022, and the results of the Company’s operations, its statements of shareholders’ equity for the three and nine months ended January 31, 2022 and 2021, and its statements of cash flows for the nine months ended January 31, 2022 and 2021. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results for the nine months ended January 31, 2022 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2022, or any future period.
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
3.Revenue and Remaining Performance Obligations
Disaggregation of Revenue
The following table presents revenue by product category (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022		2021		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$80,402	36%	$44,929	29%	$210,963	34%	$114,984	27%
Other subscription	129,212	58%	102,320	65%	366,093	59%	287,816	66%
Total subscription revenue	209,614	94%	147,249	94%	577,056	93%	402,800	93%
Professional services	14,330	6%	9,866	6%	45,963	7%	28,079	7%
Total revenue	$223,944	100%	$157,115	100%	$623,019	100%	$430,879	100%

During the first quarter of fiscal 2022, the Company updated its disaggregation of revenue breakdown to present revenue by product category. The prior period presentation for the three and nine months ended January 31, 2021, has been updated to conform to the current period presentation.
Remaining Performance Obligations
As of January 31, 2022, the Company had $860.6 million of remaining performance obligations. As of January 31, 2022, the Company expects to recognize approximately 86% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
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
Financial Assets
The following table summarizes assets that are measured at fair value on a recurring basis as of January 31, 2022 and April 30, 2021 (in thousands):

January 31, 2022	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$559,337	$—	—	$559,337
Short-term bank deposit	—	1,700	—	1,700
Total	$559,337	$1,700	$—	$561,037

April 30, 2021	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$175,007	—	—	$175,007
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds. The Company classifies its short-term bank deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of January 31, 2022 was approximately $537.8 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5.Acquisitions
Nine months ended January 31, 2022
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
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total preliminary purchase price allocated to developed technology and goodwill was $15.5 million and $59.0 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 5 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the Company's current security solutions and is not deductible for income tax purposes.
Cmd has been included in the Company’s consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.
Other Acquisitions
On September 2, 2021 and November 1, 2021, the Company acquired 100% of the share capital of Build Security Ltd. (“build.security”) and Optimyze.cloud Inc. (“Optimyze”), respectively, for a combined total purchase consideration of $57.2 million. The purchase consideration includes an amount of $5.4 million held in Indemnity escrow and $6.0 million held back by the Company for indemnity and will be released upon the 18-month anniversary of the respective acquisitions. These acquisitions were accounted for as business combinations. The total preliminary purchase price allocated to developed technology and goodwill was $9.8 million and $46.9 million, respectively. The developed technology intangible assets from these acquisitions are being amortized on a straight-line basis over a useful life of 5 years which approximates the pattern in which the respective developed technologies are utilized. Goodwill resulted primarily from the expectation of enhancing the Company's current security solutions and the value of the acquired workforce. This goodwill is not deductible for income tax purposes. Build.security and Optimyze have been included in the Company’s consolidated results of operations since their respective acquisition dates. Pro forma and historical results of operations for these acquisitions have not been presented because they were not material to the condensed consolidated results of operations.
Excluded from the combined purchase consideration from these two acquisitions is an amount of $6.3 million, payable in equal installments at the first and the second anniversary of each of the acquisitions, to certain employees of build.security and Optimyze. These amounts will be recorded as a post-combination expense over the requisite service periods.
The purchase price allocation for the acquisitions is preliminary and is based on the best estimates of management. The Company continues to collect information with regard to its estimates and assumptions, primarily related to intangible assets and certain tax-related, contingent liability and working capital items. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary.
6.Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31, 2022	As of April 30, 2021
Prepaid hosting costs	$9,701	$11,122
Prepaid software subscription costs	7,656	5,636
Prepaid value added taxes	5,394	9,408
Deposits	2,538	2,410
Prepaid taxes	3,323	1,694
Other	10,793	6,732
Total prepaid expenses and other current assets	$39,405	$37,002

 Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)			As of January 31, 2022	As of April 30, 2021
Leasehold improvements	Lesser of estimated useful life or remaining lease term			$10,740	$10,342
Computer hardware and software		3		1,377	2,319
Furniture and fixtures	3	-	5	5,418	5,971
Assets under construction				345	707
Total property and equipment				17,880	19,339
Less: accumulated depreciation				(11,141)	(10,458)
Property and equipment, net				$6,739	$8,881
Depreciation expense related to property and equipment was $1.0 million and $0.8 million for the three months ended January 31, 2022 and 2021, respectively and $2.9 million and $2.2 million for the nine months ended January 31, 2022 and 2021, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of January 31, 2022 and April 30, 2021 (in thousands):

January 31, 2022	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$28,406	$41,724	3.5
Customer relationships	19,598	12,090	7,508	2.2
Trade names	2,872	2,160	712	2.2
Total	$92,600	$42,656	49,944	3.3
Foreign currency translation adjustment			4
Total			$49,948

April 30, 2021	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$20,850	$23,980	3.3
Customer relationships	19,598	8,382	11,216	2.4
Trade names	2,872	1,780	1,092	2.4
Total	$67,300	$31,012	36,288	3.0
Foreign currency translation adjustment			(2)
Total			$36,286
Amortization expense for the intangible assets for the three and nine months ended January 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Cost of revenue—cost of license—self-managed	$501	$346	$1,242	$1,039
Cost of revenue—cost of subscription—self-managed and SaaS	2,545	1,764	6,314	5,289
Sales and marketing	1,231	1,428	4,088	4,302
Total amortization of acquired intangible assets	$4,277	$3,538	$11,644	$10,630

The expected future amortization expense related to the intangible assets as of January 31, 2022 was as follows (in thousands, by fiscal year):

Remainder of 2022	$4,147
2023	16,696
2024	13,985
2025	8,017
2026	5,057
2027	2,046
Total	$49,948
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2021	$198,851
Additions from acquisitions	105,904
Foreign currency translation adjustment	(600)
Balance as of January 31, 2022	$304,155
There was no impairment of goodwill during the nine months ended January 31, 2022 and 2021.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31, 2022	As of April 30, 2021
Accrued expenses	$27,281	$12,772
Value added taxes payable	5,258	8,493
Accrued interest on Senior Notes	989	—
Income taxes payable	3,519	1,596
Other	5,063	6,048
Total accrued expenses and other liabilities	$42,110	$28,909
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31, 2022	As of April 30, 2021
Accrued vacation	$25,532	$24,078
Accrued commissions	14,903	17,581
Accrued payroll taxes and withholding taxes	10,367	5,522
Other	5,379	5,344
Total accrued compensation and benefits	$56,181	$52,525
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

The following table provides information about unbilled accounts receivable, deferred contract acquisition costs and deferred revenue from contracts with customers (in thousands):

	As of January 31, 2022	As of April 30, 2021
Unbilled accounts receivable, included in accounts receivable, net	$7,305	$5,204
Deferred contract acquisition costs	$101,918	$86,352
Deferred revenue	$395,682	$397,700
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
The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the nine months ended January 31, 2022.
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Nine Months Ended January 31,
	2022	2021
Beginning balance	$86,352	$43,549
Capitalization of contract acquisition costs	58,939	57,093
Amortization of deferred contract acquisition costs	(43,373)	(28,455)
Ending balance	$101,918	$72,187
Deferred Revenue
Significant changes in the deferred revenue balances were as follows (in thousands):

	Nine Months Ended January 31,
	2022	2021
Beginning balance	$397,700	$259,702
Increases due to invoices issued, excluding amounts recognized as revenue during the period	312,581	274,292
Increase from acquisition, net of revenue recognized	1,001	—
Amounts transferred to deferred revenue from accrued expenses and other liabilities upon entering into contracts with customers, net of revenue recognized during the period	—	5,424
Revenue recognized that was included in deferred revenue balance at beginning of period	(315,600)	(205,408)
Ending balance	$395,682	$334,010
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Nine Months Ended January 31,
	2022	2021
Beginning balance	$2,344	$1,247
Cumulative-effect adjustment from adoption of ASU 2016-13	—	(367)
Provision	2,449	3,441
Write-offs	(2,064)	(2,490)
Ending balance	$2,729	$1,831
7.Senior Notes
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 in a private placement.

Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2022. The Company received net proceeds from the offering of the Senior Notes of $565.7 million after deducting underwriting commissions of $7.2 million and incurred additional issuance costs of $2.1 million. Total debt issuance costs of $9.3 million are being amortized to interest expense using the effective interest method over the term of the Senior Notes. The Company may redeem the Senior Notes, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any. The Company may at its election redeem all or a part of the Senior Notes on or after July 15, 2024, on any one or more occasions, at the redemption prices set forth in the indenture governing the Senior Notes (the “Indenture”), plus, in each case, accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to July 15, 2024, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Notes outstanding under the Indenture with the net cash proceeds of one or more equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes then outstanding, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. The Company may also at its election redeem the Senior Notes in whole, but not in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, if certain changes in tax law occur as set forth in the Indenture.
If the Company experiences a change of control triggering event (as defined in the Indenture), the Company must offer to repurchase the Senior Notes at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
The indenture governing the Senior Notes contain covenants limiting the Company’s ability and the ability of certain subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. As of January 31, 2022, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
The net carrying amount of the Senior Notes was as follows:

As of January 31, 2022
Principal	$575,000
Unamortized debt issuance costs	(8,729)
Net carrying amount	$566,271
The following table sets forth the interest expense recognized related to the Senior Notes:

Nine Months Ended January 31, 2022
Contractual interest expense	$13,441
Amortization of debt issuance costs	554
Total interest expense related to the Senior Notes	$13,995
8.Commitments and Contingencies
Cloud Hosting Commitments
During the nine months ended January 31, 2022, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Letters of Credit
The Company had a total of $3.9 million in letters of credit outstanding in favor of certain landlords for office space as of January 31, 2022.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of January 31, 2022.
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
Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Operating lease cost	$2,432	$2,234	$7,203	$6,518
Short-term lease cost	581	507	1,571	1,859
Variable lease cost	297	182	804	471
Total lease cost	$3,310	$2,923	$9,578	$8,848

Lease term and discount rate information are summarized as follows:

As of January 31, 2022
Weighted average remaining lease term (years)	3.17
Weighted average discount rate	4.85%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of January 31, 2022 were as follows (in thousands):

Years Ending April 30,
2022 (remaining three months)	$2,516
2023	8,720
2024	6,666
2025	5,104
2026	2,803
Total minimum lease payments	25,809
Less imputed interest	(1,947)
Present value of future minimum lease payments	23,862
Less current lease liabilities	(8,983)
Operating lease liabilities, non-current	$14,879
10.Ordinary Shares
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through January 31, 2022.
Ordinary Shares Reserved for Issuance
The Company had reserved ordinary shares for issuance as follows:

	As of January 31, 2022	As of April 30, 2021
Stock options issued and outstanding	5,486,883	7,611,016
RSUs issued and outstanding	4,034,604	3,301,283
Remaining shares available for future issuance under the 2012 Plan	18,817,211	15,737,819
Total ordinary shares reserved	28,338,698	26,650,118
Convertible Preference Shares
The Company's board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company's shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of January 31, 2022, there were no convertible preference shares issued or outstanding.
11.Equity Incentive Plans
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 and further amended in December 2021 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and a duly authorized committee may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Company’s board of directors, compensation committee or a duly authorized committee determines the vesting schedule for all equity-based awards. Stock options granted to new employees under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months subject to the employees’ continued service to the Company. Refresh grants of stock options to existing employees generally vest monthly over four years subject to the employees’ continued service to the Company. RSUs granted prior to December 8, 2021 to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting semi-annually over the next three years, subject to the employee’s continued service to the Company. RSUs granted prior to December 8, 2021 to existing employees generally vest semi-annually over a period of four years, subject to the employee’s continued service to the Company. RSUs granted to both new and existing employees on and after December 8, 2021 generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.
The equity awards available for grant were as follows:

Nine Months Ended January 31, 2022
Available at beginning of period	15,737,819
Awards authorized	4,526,699
Options granted	(175,733)
RSUs granted	(2,136,065)
Stock options cancelled	358,624
RSUs cancelled	505,867
Available at end of period	18,817,211
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
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2021	7,611,016	$20.34	6.66	$768,517
Stock options assumed in acquisitions	63,846	$10.20
Stock options granted	175,733	$128.31
Stock options exercised	(2,004,188)	$13.70
Stock options cancelled	(358,624)	$31.70
Stock options assumed in acquisition cancelled	(900)	$39.68
Balance as of January 31, 2022	5,486,883	$25.37	6.03	$387,598
Exercisable as of January 31, 2022	4,148,435	$17.51	5.66	$316,800

Stock options exercisable include 29,167 stock options that were unvested as of January 31, 2022.
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options assumed related to the Cmd and build.security acquisitions was $122.13 for the nine months ended January 31, 2022. The weighted-average grant-date fair value per share of stock options granted was $71.17 for each of the three and nine months ended January 31, 2022. The weighted-average grant-date fair value of stock options granted was $83.71 and $78.06 for the three and nine months ended January 31, 2021, respectively.
As of January 31, 2022, the Company had unrecognized stock-based compensation expense of $38.4 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.84 years.

RSUs
The following table summarizes RSU activity for the 2012 Plan:

	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 30, 2021	3,301,283	$98.74
RSUs granted	2,136,065	$133.30
RSUs released	(896,877)	$91.62
RSUs cancelled	(505,867)	$102.77
Outstanding and unvested at January 31, 2022	4,034,604	$117.60
As of January 31, 2022, the Company had unrecognized stock-based compensation expense of $438.8 million related to RSUs that the Company expects to recognize over a weighted-average period of 3.06 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Cost of revenue—cost of subscription—self-managed and SaaS	$2,064	$1,839	$6,262	$5,065
Cost of revenue—professional services	1,726	1,359	4,593	3,287
Research and development	16,029	9,516	41,784	24,309
Sales and marketing	12,545	8,372	30,798	22,519
General and administrative	5,029	4,141	14,116	10,125
Stock-based compensation expense, net of amounts capitalized	37,393	25,227	97,553	65,305
Capitalized stock-based compensation expense	70	—	152	—
Total stock-based compensation expense	$37,463	$25,227	$97,705	$65,305
Total stock-based compensation expense for the nine months ended January 31, 2022 includes a charge of $0.5 million related to an expense arising from business combinations.
12.Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(56,726)	$(37,974)	$(138,238)	$(86,133)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	93,015,185	88,341,038	92,140,919	86,296,028
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.61)	$(0.43)	$(1.50)	$(1.00)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Nine Months Ended January 31,
	2022	2021
Stock options	5,486,883	8,494,795
RSUs	4,034,604	3,345,305
Contingently issuable shares	—	235,031
Total	9,521,487	12,075,131
13.Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $3.8 million and $1.1 million for the three months ended January 31, 2022 and 2021, respectively and $9.3 million and $2.2 million for the nine months ended January 31, 2022 and 2021, respectively. The provision for income taxes was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
14.Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $3.7 million and $2.7 million of expense related to the 401(k) Plan during the three months ended January 31, 2022 and 2021, respectively and $10.8 million and $8.2 million for the nine months ended January 31, 2022 and 2021, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $1.8 million and $1.5 million of expense during the three months ended January 31, 2022 and 2021, respectively and $5.1 million and $3.8 million for the nine months ended January 31, 2022 and 2021, respectively.
15.Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
United States	$125,831	$83,153	$344,480	$235,188
Rest of world	98,113	73,962	278,539	195,691
Total revenue	$223,944	$157,115	$623,019	$430,879
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of January 31, 2022	As of April 30, 2021
United States	$19,724	$23,443
United Kingdom	5,303	7,151
The Netherlands	2,038	2,975
Rest of world	1,128	776
Total long-lived assets	$28,193	$34,345

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2021. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year end is April 30, and our fiscal quarters end on July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2021 is referred to as fiscal 2021, and our fiscal year ending April 30, 2022 is referred to as fiscal 2022.
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
During the nine months ended January 31, 2022, we acquired 100% of the share capital of Cmd, build.security and Optimyze for a combined total consideration of $134.9 million. With these acquisitions, we will be able to extend cloud security protections for our customers from endpoint to cloud workload and provide our customers with cloud security protections from build-time, to deployment-time, to runtime, and extend our Observability solution to enable “always on” continuous profiling for infrastructure, applications, and services.
We generate revenue primarily from sales of subscriptions for our software. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements for self-managed and Elastic Cloud deployments typically have terms of one to three years and we usually bill for them annually in advance. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 93% of total revenue in each of the nine months ended January 31, 2022 and 2021. We also generate revenue from consulting and training services.
We had over 17,900 customers as of January 31, 2022 compared to over 13,800 as of January 31, 2021. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer. The annual contract value (“ACV”) of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV. The number of customers who represented greater than $100,000 in ACV was over 890 as of January 31, 2022 compared to over 670 as of January 31, 2021.
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
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 2,888 employees as of January 31, 2022.
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
COVID-19
The ongoing COVID-19 pandemic continues to evolve and negatively impact worldwide economic activity. Efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in many of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. The ongoing impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, success of preventative measures to contain or mitigate the spread of the virus and emerging variants, effectiveness, distribution, and acceptance of COVID-19 vaccines, impact on our customers and our sales cycles, impact on our customer, employee or industry events, effect on our vendors, and the uneven impact of the COVID-19 pandemic on certain industries, all of which continue to remain uncertain and cannot be predicted.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as their ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was slightly below 130% for the three months ended January 31, 2022. Until April 30, 2021, Net Expansion Rate was based on ACV, regardless of customers’ actual usage, and also did not include customers on month-to-month subscriptions. To better reflect actual customer behavior, we modified our Net Expansion Rate calculation to incorporate customers’ actual spending patterns and include customers on month-to-month subscriptions. The impact of this change on prior reported periods is immaterial.
As large organizations expand their use of the Elastic Stack across multiple use cases, projects, divisions and users, they often begin to require centralized provisioning, management and monitoring across multiple deployments. To satisfy these requirements, our Enterprise subscription tier provides access to key orchestration and deployment management capabilities. We will continue to focus some of our direct sales efforts on driving adoption of our paid offerings.
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of hosted offerings that includes Elasticsearch Service and Site Search Service, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. Elastic Cloud contributed 34% and 27% to our total revenue for the nine months ended January 31, 2022 and 2021, respectively. We believe that offering a hosted deployment alternative is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.

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
Results of Operations
The period to period comparison of results is not necessarily indicative of results for future periods. The following tables set forth our results of operations for the periods presented in dollars:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Revenue
License - self-managed	$20,119	$15,280	$54,457	$45,673
Subscription - self-managed and SaaS	189,495	131,969	522,599	357,127
Total subscription revenue	209,614	147,249	577,056	402,800
Professional services	14,330	9,866	45,963	28,079
Total revenue	223,944	157,115	623,019	430,879
Cost of revenue (1)(2)(3)
Cost of license - self-managed	501	346	1,242	1,039
Cost of subscription - self-managed and SaaS	47,076	31,426	126,097	86,464
Total cost of revenue - subscription	47,577	31,772	127,339	87,503
Cost of professional services	13,707	10,196	37,491	27,744
Total cost of revenue	61,284	41,968	164,830	115,247
Gross profit	162,660	115,147	458,189	315,632
Operating expenses(1)(2)(3)(4)
Research and development	71,749	51,400	194,894	143,766
Sales and marketing	105,069	71,087	288,055	191,712
General and administrative	31,691	27,121	89,298	72,555
Total operating expenses	208,509	149,608	572,247	408,033
Operating loss (1)(2)(3)(4)	(45,849)	(34,461)	(114,058)	(92,401)
Other income (expense), net
Interest expense	(6,175)	(65)	(14,327)	(78)
Other income (expense), net	(861)	(2,312)	(509)	8,502
Loss before income taxes	(52,885)	(36,838)	(128,894)	(83,977)
Provision for income taxes	3,841	1,136	9,344	2,156
Net loss	$(56,726)	$(37,974)	$(138,238)	$(86,133)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue
Cost of subscription - self managed and SaaS	$2,064	$1,839	$6,262	$5,065
Cost of professional services	1,726	1,359	4,593	3,287
Research and development	16,029	9,516	41,784	24,309
Sales and marketing	12,545	8,372	30,798	22,519
General and administrative	5,029	4,141	14,116	10,125
Total stock-based compensation expense	$37,393	$25,227	$97,553	$65,305
(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue
Cost of subscription - self managed and SaaS	$147	$267	$474	$487
Cost of professional services	113	322	591	424
Research and development	663	1,243	2,916	2,702
Sales and marketing	512	1,723	3,874	3,494
General and administrative	208	2,130	779	3,329
Total employer payroll taxes on employee stock-based transactions	$1,643	$5,685	$8,634	$10,436
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue
Cost of license - self-managed	$501	$346	$1,242	$1,039
Cost of subscription - self-managed and SaaS	2,545	1,764	6,314	5,289
Sales and marketing	1,231	1,428	4,088	4,302
Total amortization of acquired intangibles	$4,277	$3,538	$11,644	$10,630
(4) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

	(in thousands)
Research and development	$2,713	$—	$3,695	$—
General and administrative	18	—	1,304	—
Total acquisition-related expenses	$2,731	$—	$4,999	$—

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenue
License - self-managed	9%	10%	9%	10%
Subscription - self-managed and SaaS	85%	84%	84%	83%
Total subscription revenue	94%	94%	93%	93%
Professional services	6%	6%	7%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	21%	20%	20%	20%
Total cost of revenue - subscription	21%	20%	20%	20%
Cost of professional services	6%	7%	6%	7%
Total cost of revenue	27%	27%	26%	27%
Gross profit	73%	73%	74%	73%
Operating expenses(1)(2)(3)(4)
Research and development	32%	33%	31%	33%
Sales and marketing	47%	45%	46%	45%
General and administrative	14%	17%	15%	17%
Total operating expenses	93%	95%	92%	95%
Operating loss (1)(2)(3)(4)	(20)%	(22)%	(18)%	(22)%
Other income (expense), net
Interest expense	(3)%	0%	(2)%	0%
Other income (expense), net	0%	(1)%	0%	3%
Loss before income taxes	(23)%	(23)%	(20)%	(19)%
Provision for income taxes	2%	1%	2%	1%
Net loss	(25)%	(24)%	(22)%	(20)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Cost of revenue
Cost of subscription - self managed and SaaS	1%	1%	1%	1%
Cost of professional services	1%	1%	1%	1%
Research and development	7%	6%	7%	6%
Sales and marketing	6%	5%	5%	5%
General and administrative	2%	3%	2%	2%
Total stock-based compensation expense	17%	16%	16%	15%

 (2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Cost of revenue
Cost of subscription - self managed and SaaS	0%	0%	0%	0%
Cost of professional services	0%	0%	0%	0%
Research and development	1%	1%	0%	0%
Sales and marketing	0%	1%	1%	1%
General and administrative	0%	2%	0%	1%
Total employer payroll taxes on employee stock-based transactions	1%	4%	1%	2%
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Cost of revenue
Cost of license - self-managed	0%	0%	0%	0%
Cost of subscription - self-managed and SaaS	1%	1%	1%	1%
Sales and marketing	1%	1%	1%	1%
Total amortization of acquired intangibles	2%	2%	2%	2%
 (4) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Research and development	1%	0%	1%	0%
General and administrative	0%	0%	0%	0%
Total acquisition-related expenses	1%	0%	1%	0%
Comparison of Three Months Ended January 31, 2022 and 2021
Revenue

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Revenue
License - self-managed	$20,119	$15,280	$4,839	32%
Subscription - self-managed and SaaS	189,495	131,969	57,526	44%
Total subscription revenue	209,614	147,249	62,365	42%
Professional services	14,330	9,866	4,464	45%
Total revenue	$223,944	$157,115	$66,829	43%
Total revenue increased by $66.8 million, or 43%, in the three months ended January 31, 2022, compared to the same period of the prior year.
Total subscription revenue increased $62.4 million, or 42%, in the three months ended January 31, 2022 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 17,900 customers compared to over 13,800 customers in the same period of the prior year.
Professional services revenue increased by $4.5 million, or 45%, in the three months ended January 31, 2022, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$501	$346	$155	45%
Cost of subscription - self-managed and SaaS	47,076	31,426	15,650	50%
Total cost of revenue - subscription	47,577	31,772	15,805	50%
Cost of professional services	13,707	10,196	3,511	34%
Total cost of revenue	$61,284	$41,968	$19,316	46%
Gross profit	$162,660	$115,147	$47,513	41%
Gross margin:
License - self-managed	98%	98%
Subscriptions - self-managed and SaaS	75%	76%
Total subscription margin	77%	78%
Professional services	4%	(3)%
Total gross margin	73%	73%
Total cost of subscription revenue increased by $15.8 million, or 50%, in the three months ended January 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $12.7 million in cloud hosting costs, an increase of $1.2 million in personnel and related costs and an increase of $0.8 million in intangible asset amortization. The increase in personnel and related costs includes an increase of $1.0 million in salaries and related taxes and an increase of $0.2 million in stock-based compensation.
Total subscription margin decreased slightly to 77% for the three months ended January 31, 2022 compared to 78% for the three months ended January 31, 2021.
Cost of professional services revenue increased by $3.5 million, or 34%, in the three months ended January 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $1.8 million in subcontractor costs and an increase in personnel and related costs of $1.3 million mainly due to growth in headcount.
Gross margin for professional services revenue was 4% in the three months ended January 31, 2022 compared to (3)% for the three months ended January 31, 2021. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services revenue. We continue to invest in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future as COVID-19 risks and travel restrictions abate. Our gross margin for professional services may fluctuate, decline or be negative in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Research and development	$71,749	$51,400	$20,349	40%
Research and development expense increased by $20.3 million, or 40%, in the three months ended January 31, 2022 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $17.8 million primarily as a result of growth in headcount. Consulting expense increased by $0.8 million and cloud hosting costs increased by $0.8 million. The increase in personnel and related costs includes an increase of $7.6 million in salaries and related taxes, an increase of $6.5 million in stock-based compensation expense, an increase of $2.7 million in acquisition-related compensation, and an increase of $0.5 million in employee benefits expense.

Sales and marketing

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Sales and marketing	$105,069	$71,087	$33,982	48%
Sales and marketing expense increased by $34.0 million, or 48%, in the three months ended January 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $28.2 million in personnel and related costs and a $1.3 million increase in software and equipment expense as we continued to increase our sales and marketing headcount. In addition, marketing expenses increased by $2.3 million and travel costs increased by $1.7 million. The increase in personnel and related costs includes an increase of $14.9 million in salaries and related taxes, an increase of $6.0 million commissions expense related to the amortization of contract acquisition costs, an increase of $4.2 million in stock-based compensation expense, and an increase of $1.9 million in employee benefits expense.
General and administrative

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
General and administrative	$31,691	$27,121	$4,570	17%
General and administrative expense increased by $4.6 million, or 17%, in the three months ended January 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $3.1 million in legal and professional expenses. Personnel and related costs also increased $1.7 million and software and equipment expense increased $0.3 million due to growth in headcount. In addition, insurance and related taxes increased by $0.4 million and travel cost increased by $0.2 million. These increases were partially offset by a decrease of $1.9 million in bad debt expense. The increase in personnel and related costs includes an increase of $0.9 million in stock-based compensation, an increase of $0.4 million in salaries and related taxes, and an increase of $0.3 million in employee benefits expense.
Other Expense, Net

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Other expense, net	$(7,036)	$(2,377)	$(4,659)	196%
Other expense, net was $7.0 million in the three months ended January 31, 2022 compared to $2.4 million in the same period of the prior year. This increase in other expense, net was primarily due to an increase of $6.1 million in interest expense due to issuance of long-term debt during the first quarter of the current fiscal year. This increase was partially offset by a decrease of $1.4 million in foreign currency remeasurement loss.
Provision for Income Taxes

	Three Months Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision for income taxes	$3,841	$1,136	$2,705	238%
The provision for income taxes increased by $2.7 million in the three months ended January 31, 2022 compared to the same period of the prior year. Our effective tax rate was (7)% and (3)% of our net loss before taxes for the three months ended January 31, 2022 and 2021, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax expense is driven primarily by growth in income in foreign jurisdictions for which we are not subject to valuation allowances or net operating losses.

Comparison of Nine Months Ended January 31, 2022 and 2021
Revenue

	Nine Months Ended January 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue
License - self-managed	$54,457	$45,673	$8,784	19%
Subscription - self-managed and SaaS	522,599	357,127	165,472	46%
Total subscription revenue	577,056	402,800	174,256	43%
Professional services	45,963	28,079	17,884	64%
Total revenue	$623,019	$430,879	$192,140	45%
Total revenue increased by $192.1 million, or 45%, in the nine months ended January 31, 2022, compared to the same period of the prior year.
Total subscription revenue increased $174.3 million, or 43%, in the nine months ended January 31, 2022 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions and we grew our subscription customer base to over 17,900 customers compared to over 13,800 customers in the same period of the prior year.
Professional services revenue increased by $17.9 million, or 64%, in the nine months ended January 31, 2022, compared to the same period of the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.
Cost of Revenue and Gross Margin

	Nine Months Ended January 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue
Cost of license - self-managed	$1,242	$1,039	$203	20%
Cost of subscription - self-managed and SaaS	126,097	86,464	39,633	46%
Total cost of revenue - subscription	127,339	87,503	39,836	46%
Cost of professional services	37,491	27,744	9,747	35%
Total cost of revenue	$164,830	$115,247	$49,583	43%
Gross profit	$458,189	$315,632	$142,557	45%
Gross margin:
License - self-managed	98%	98%
Subscriptions - self-managed and SaaS	76%	76%
Total subscription margin	78%	78%
Professional services	18%	1%
Total gross margin	74%	73%
Total cost of subscription revenue increased by $39.8 million, or 46%, in the nine months ended January 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $29.7 million in cloud hosting costs and an increase of $5.3 million in personnel and related costs due to growth in headcount in our support organization. In addition, partner fees expenses increased by $1.5 million, intangible asset amortization increased by $1.0 million, and consulting costs increased by $0.8 million. The increase in personnel and related costs includes an increase of $3.8 million in salaries and related taxes, an increase of $1.2 million in stock-based compensation expense, and an increase of $0.3 million in employee benefits expense.
Total subscription margin was flat at 78% for each of the nine months ended January 31, 2022 compared to the nine months ended January 31, 2021.

Cost of professional services revenue increased by $9.7 million, or 35%, in the nine months ended January 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $4.9 million in personnel and related costs, including an increase of $3.4 million in salaries and related taxes, and an increase of $1.3 million in stock-based compensation. In addition, subcontractor costs also increased by $4.0 million.
Gross margin for professional services revenue was 18% in the nine months ended January 31, 2022 compared to 1% in the nine months ended January 31, 2021. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services revenue. We continue to invest in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future as COVID-19 risks and travel restrictions abate. Our gross margin for professional services may fluctuate, decline or be negative in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Nine Months Ended January 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$194,894	$143,766	$51,128	36%
Research and development expense increased by $51.1 million, or 36%, in the nine months ended January 31, 2022 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $45.4 million and software and equipment expense increased by $1.0 million primarily as a result of growth in headcount. Cloud hosting costs also increased by $2.1 million and consulting expense increased by $1.9 million. The increase in personnel and related costs includes an increase of $21.5 million in salaries and related taxes, an increase of $17.5 million in stock-based compensation expense, an increase of $3.7 million in acquisition related compensation, and an increase of $1.6 million in employee benefits expense.
Sales and marketing

	Nine Months Ended January 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$288,055	$191,712	$96,343	50%
Sales and marketing expense increased by $96.3 million, or 50%, in the nine months ended January 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $78.1 million in personnel related costs and an increase of $2.9 million in software and equipment charges due to growth in headcount. In addition, marketing expenses increased $10.1 million, travel costs increased by $2.9 million and consulting expense increased by $2.0 million. The increase in personnel and related costs includes an increase of $44.0 million in salaries and related taxes, an increase of $18.0 million in commission expense related to the amortization of contract acquisition costs, an increase of $8.3 million in stock-based compensation expense and, an increase of $4.6 million in employee benefits expense.
General and administrative

	Nine Months Ended January 31,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$89,298	$72,555	$16,743	23%
General and administrative expense increased by $16.7 million, or 23%, in the nine months ended January 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $8.3 million in legal and professional fees. In addition, personnel and related costs increased by $5.9 million and software and equipment expense increased by $0.9 million due to headcount growth. Consulting costs also increased by $1.2 million. The increase in personnel and related costs includes an increase of $4.0 million in stock-based compensation expense, an increase of $2.2 million in salaries and related taxes, and an increase of $0.6 million in employee benefits expense which were partially offset by a decrease in other miscellaneous employee related expenses of $0.9 million.

Other Income (Expense), Net

	Nine Months Ended January 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Other income (expense), net	$(14,836)	$8,424	$(23,260)	(276)%
Other expense, net was $14.8 million in the nine months ended January 31, 2022 compared to other income, net of $8.4 million for the same period of the prior year. This was due to a decrease in foreign currency gain of $8.9 million and an increase of $14.4 million in interest expense due to issuance of long-term debt during the first quarter of the current fiscal year.
Provision for Income Taxes

	Nine Months Ended January 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$9,344	$2,156	$7,188	333%
The provision for income taxes increased $7.2 million in the nine months ended January 31, 2022 compared to the same period in the prior year. Our effective tax rate was (7)% and (3)% of our net loss before taxes for the nine months ended January 31, 2022 and 2021, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax expense from the prior year is due to an increase in income in foreign jurisdictions for which we are not subject to valuation allowances or net operating losses and an increase in withholding tax expense.
Liquidity and Capital Resources
As of January 31, 2022, we had cash and cash equivalents and restricted cash of $864.4 million and $3.9 million, respectively, and working capital of $601.5 million. Our restricted cash consists primarily of cash on deposit with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $751.6 million as of January 31, 2022. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and economic conditions related to COVID-19. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our solutions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In July 2021, we issued long-term debt of $575.0 million, and we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$8,722	$24,110
Net cash used in investing activities	$(125,068)	$(1,412)
Net cash provided by financing activities	$593,257	$67,554

Net Cash Provided by Operating Activities
Net cash provided by operating activities during the nine months ended January 31, 2022 was $8.7 million, which resulted from a net loss of $138.2 million and net cash outflow of $16.3 million from changes in operating assets and liabilities, offset by non-cash charges of $163.3 million. Non-cash charges primarily consisted of $97.0 million for stock-based compensation expense, $43.4 million for amortization of deferred contract acquisition costs, $14.6 million of depreciation and intangible asset amortization expense, $6.3 million in non-cash operating lease costs, $1.7 million of foreign currency transaction losses, $0.6 million of amortization of debt issuance costs, and $0.1 million of other expenses which were partially offset by an increase in deferred income taxes of $0.2 million. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $61.2 million as our sales commissions increased due to increased business volume, a decrease of $6.4 million in operating lease liabilities, and an increase of $3.5 million in prepaid expenses and other assets. These outflows were partially offset by a net increase of $36.7 million in accounts payable, accrued expenses, accrued compensation and benefits and a decrease of $9.8 million in accounts receivable, and an increase of $8.3 million in deferred revenue.
Net cash provided by operating activities during the nine months ended January 31, 2021 was $24.1 million, which resulted from a net loss of $86.1 million adjusted for non-cash charges of $102.1 million and net cash inflow of $8.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $65.3 million for stock-based compensation expense, $28.5 million for amortization of deferred contract acquisition costs, $12.9 million of depreciation and intangible asset amortization expense, and $5.3 million in non-cash operating lease costs which were partially offset by a foreign currency transaction gain of $9.5 million and an increase in deferred income taxes of $0.3 million. The net cash inflow from changes in operating assets and liabilities was the result of an increase of $53.3 million in deferred revenue, a decrease in accounts receivable of $15.2 million, and a decrease of $10.1 million in prepaid expenses and other assets. These inflows were partially offset by an increase in deferred contract acquisition costs of $54.6 million as our sales commissions increased due to the addition of new customers and expansion of our existing customer subscriptions, a net decrease of $10.5 million in accounts payable, accrued expenses, accrued compensation and benefits, and a $5.4 million decrease in operating lease liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities during the nine months ended January 31, 2022 was $125.1 million due to cash used in the acquisitions of $119.9 million, capitalization of $4.2 million in internal-use software costs and $1.0 million of capital expenditures.
Net cash used in investing activities during the nine months ended January 31, 2021 was $1.4 million due to $2.7 million of capital expenditures, offset by cash provided by other investing activities of $1.3 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the nine months ended January 31, 2022 was $593.3 million due to the proceeds of $575.0 million from debt issuance and $27.5 million of proceeds from stock option exercises partially offset by $9.3 million payments of debt issuance costs.
Net cash provided by financing activities during the nine months ended January 31, 2021 was $67.6 million due to proceeds from stock option exercises during the period.
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
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $868.3 million as of January 31, 2022. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our net loss. As a component of other income, net, we recognized a foreign currency transaction loss of $0.6 million and a foreign currency transaction gain of $8.3 million in the nine months ended January 31, 2022 and 2021, respectively.
As of January 31, 2022, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and Great British Pounds. A 10% increase or decrease in current exchange rates would have an impact of approximately $17.4 million on our cash, cash equivalents, and restricted cash balances.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
•Russia’s invasion of Ukraine and resulting international political crisis could have significant negative economic consequences on the businesses of our customers and partners and negatively impact their spending on our offerings.
•Any actual or perceived failure by us to comply with regulations or any other obligations relating to privacy, data protection or information security could adversely affect our business.
•Due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state actors.
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
•Breaches of security measures or unauthorized access to, or other processing of, confidential information, including personal data, may result in our software being perceived as not secure, customers reducing or stopping usage of our products, and we may incur significant liabilities.
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
•We rely on channel partners to execute a portion of our sales, if our channel partners fail to perform, our results of operations and reputation could be harmed.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 17,900 as of January 31, 2022. Further, while our employee headcount has grown as we have been implementing our growth plans, we may modify our pace of hiring to align with our growth plans. The growth and expansion of our business and offerings places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to hire, train and retain enough qualified employees, and we may not be able to hire, train and onboard new employees fast or effectively enough, to maintain our growth plans. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
We have incurred losses in all years since our incorporation. We incurred a net loss of $138.2 million for the nine months ended January 31, 2022 and $129.4 million and $167.2 million in the years ended April 30, 2021 and 2020, respectively. As a result, we had an accumulated deficit of $751.6 million as of January 31, 2022. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive cash flow in fiscal 2021, any failure to grow our business could prevent us from achieving positive cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
We believe our future success will depend, in part, on the growth in the adoption of Elastic Cloud, our family of hosted offerings. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We believe that we must offer a family of hosted products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. In the nine months ended January 31, 2022 and 2021 Elastic Cloud contributed 34% and 27% of our total revenue, respectively. For the years ended April 30, 2021 and 2020, Elastic Cloud contributed 27% and 22% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. For example, Amazon Web Services offers hosted products based on a forked version of the Elastic Stack. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon’s offerings may reduce the demand for our offerings and the pricing of Amazon’s offerings may limit our ability to adjust the price of our products. If we are not able to develop, market or deliver cloud-based offerings that satisfy customer requirements technically or commercially, or if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
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

In connection with the operation of our business, we collect, store, transfer and otherwise process certain personal data. As a result, our business is subject to a variety of government and industry regulations, as well as other obligations, related to privacy, data protection and information security. Any actual or perceived failure by us to comply with such regulations or any other obligations relating to privacy, data protection or information security could adversely affect our business.
In the operation of our business, we collect, store, transfer and otherwise process personal data. As a result, we are subject to a variety of federal, state, local and foreign laws and regulations governing privacy, data protection, information security and the collection, storage, transfer, use, retention, sharing, disclosure, protection and processing of personal data. Privacy, data protection and information security are significant issues in various jurisdictions where we offer our products. The regulatory frameworks for these issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. For example, on January 1, 2020, the California Consumer Privacy Act (the “CCPA”) went into effect and enforcement of the CCPA by the California Attorney General commenced July 1, 2020. The CCPA imposes obligations on businesses that process California consumers’ personal data, including an obligation to provide certain disclosures to California consumers, and affords California consumers new rights, including the right to opt out of certain sales of personal data. We cannot fully predict the impact of the CCPA on our business or operations, but we have modified and may be required to further modify our data processing practices and policies and to incur substantial costs and expenses in connection with our compliance or the compliance of our customers or vendors. The CCPA also provides for civil penalties and a private right of action for certain data breaches, which may increase our compliance costs and potential liability. Additionally, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 3, 2020 election and significantly modifies the CCPA. The CPRA creates obligations relating to consumer personal data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering or have enacted omnibus privacy legislation. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, which becomes effective on July 1, 2023. Many obligations under the CCPA and these other laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. Further, industry organizations regularly adopt and advocate for new standards in these areas. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
Additionally, in the United States, we may be subject to investigation and/or enforcement actions brought by federal agencies and state attorneys general and consumer protection agencies. We publicly post statements and other documentation regarding our practices concerning the processing, use and disclosure of personal data. Although we endeavor to comply with our published statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy statement and other documentation that provide promises and assurances about privacy, data protection and information security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of personal data. The GDPR imposes significant obligations and risk upon our business and provides for substantial penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Further, the United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British pounds or four percent of the group’s annual global turnover. Following the exit of the United Kingdom from the European Union however, aspects of U.K. data protection law and the relationship of the United Kingdom and the European Union in the medium to longer term remain unclear, including with respect to how data transfers to and from the United Kingdom will be regulated. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area (“EEA”) to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim.
We have incurred substantial expense in complying with privacy, data protection and information security legal frameworks and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our revenue and our business overall. Additionally, because these new regimes lack a substantial enforcement history, we are unable to predict how emerging standards may be applied to us. Despite our efforts to attempt to comply with new data protection obligations, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. We have undertaken certain efforts to conform transfers of personal data from the EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including using the standard contractual clauses approved by the European Commission (the “SCCs”) and performing international transfer impact assessments. Despite this, we may be unsuccessful in maintaining conforming means of transferring such data from the EEA, Switzerland, or the United Kingdom, in particular as a result of continued legal and legislative activity that has challenged or called into question existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
The regulatory environment applicable to handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. In the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCCs”). If approved by the United Kingdom Parliament, the UK SCCs will become effective March 21, 2022, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. As a result of these developments, we and our customers may face regulators in the EEA, Switzerland, and the United Kingdom applying different standards to certain data transfers or requiring additional steps in connection with data transfers, and may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, Switzerland and the United Kingdom and may experience hesitancy, reluctance, or refusal by customers to continue to use our products due to the potential risk exposure to such customers as a result of sentiment in the EEA, Switzerland and the United Kingdom regarding international data transfers and data protection obligations imposed on them. We may find it necessary to establish systems to maintain personal data originating from the EEA, Switzerland, or the United Kingdom in such regions, or may need to take other steps with respect to data handling and data transfers, including means to provide for local data processing, which may involve substantial expense and may require us to divert resources from other aspects of our business, all of which may adversely affect our business. We and our customers may face a risk of enforcement actions by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law. These and the other risks described above could result in harm to our business, operating results and financial condition.
In addition to government regulation, privacy advocates and industry groups have established or may establish new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (“PCI DSS”), which relates to the processing of payment card information. In the event we or our payment processors fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers increasingly expect us to comply with more stringent privacy, data protection and information security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.
We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws, regulations, and other obligations concerning privacy, data protection and information security, which could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our offerings, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that these laws and regulations may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our data management practices or the features of our products, and we could face fines, lawsuits, regulatory investigations and other claims and penalties, and we could be required to fundamentally change our products or our business practices, any of which could have an adverse effect on our business. For example, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the United States through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release that the French data protection authority had issued a similar decision. Other data protection authorities in the European Union increasingly are focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. Any restrictions on using online analytics and tracking tools could lead to substantial costs, require significant changes to our policies and practices, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. Any inability to adequately address privacy, data protection and information security concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy, data protection or information security laws, regulations and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and countries outside of the United States. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.
The ongoing COVID-19 pandemic could harm our business and results of operations.
The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in many of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The continued spread of the COVID-19 pandemic and the resurgence of infection rates in certain regions has caused us to continue to modify our business practices (including imposing restrictions on employee travel, adapting employee work locations, and holding events and trainings virtually), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which COVID-19 and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging and more transmissible COVID-19 variants or mutant strains, and how quickly and to what extent normal economic and operating conditions can resume. It has been and, until the COVID-19 pandemic is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results. The magnitude and duration of the disruption and resulting decline in business activity remains uncertain and could negatively impact our sales and marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to deliver professional services, our ability to recruit employees across the organization which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges, any of which could harm our business.
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
Subscription revenue accounts for the substantial majority of our revenue, comprising 93%, 93% and 92% of total revenue in the nine months ended January 31, 2022 and the years ended April 30, 2021 and 2020, respectively. We recognize a significant portion of our subscription revenue monthly over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.
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
If our security measures are breached, a security incident occurs, or unauthorized access to or other processing of confidential information, including personal data, otherwise occurs, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.
Any security breach or incident, including those resulting from a cybersecurity attack, phishing attack, unauthorized access, unauthorized usage, virus, malware, ransomware, denial of service, credential stuffing attack, supply chain attack, hacking or similar breach involving our networks and systems, or those of third parties upon which we rely, could result in the loss of confidential information, including personal data, disruption to our operations, significant remediation costs, lost revenue, increased insurance premiums, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations, and security breaches and incidents may arise from other sources, such as employee or contractor error or malfeasance. Cyber threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. As a provider of security solutions, we have been and may continue to be specifically targeted by bad actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. If our security measures are breached or otherwise compromised as a result of third-party action, employee or contractor error, defect, vulnerability or bug in our products or products of third parties upon which we rely, malfeasance or otherwise, including any such breach or compromise resulting in someone obtaining unauthorized access to our confidential information, including personal data or the confidential information or personal data of our customers or others, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption, unavailability, or destruction of our or others’ confidential information and personal data, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security incident or breach, and we may face difficulties or delays in identifying and responding to any security breach or incident.
In addition, many of our customers may use our software for processing their confidential information, including business strategies, financial and operational data, personal data and other related data. As a result, unauthorized access to or use of our software or this data could result in the loss, compromise, corruption or destruction of our customers’ confidential information and lead to claims, demands, litigation, regulatory investigations, indemnity obligations, and other liabilities. It could also hinder our ability to obtain and maintain information security certifications that support customers’ adoption of our products and our retention of those customers. We have implemented administrative, technical and physical measures designed to protect the integrity of our customers’ data and prevent data loss, misappropriation and other security breaches and incidents and may incur significant costs in connection with the implementation of additional preventative measures in the future.
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal data. There have been and may continue to be significant supply chain attacks generally, and our third-party vendors and service providers may be targeted or impacted by such attacks, and they face other risks of security breaches and incidents. Our third-party vendors and service providers have been subject to phishing attacks and other security incidents, and we cannot guarantee that our or our third-party vendors and service providers’ systems and networks have not been breached or otherwise compromised or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. For example, in December 2021, a vulnerability in a popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open-source software upon which we rely will not be discovered. Our ability to monitor our third-party vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, destruction, or other unauthorized processing of our and our customers’ data, including sensitive and personal data.
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Security risks are also heightened during the ongoing COVID-19 pandemic as more individuals are working remotely and utilizing home networks for transmitting information, and reported ransomware incidents with significant operational impacts also appear to be escalating in frequency and degree. Also, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cyberattacks, including ransomware. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial, and reputational harms that may arise from such an incident.
Further, we cannot assure that any limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security incident. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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
Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer, Ashutosh Kulkarni, and Chief Technology Officer, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. Any search for senior management in the future or any search to replace the loss of any senior management may be prolonged, and we may not be able to attract a qualified candidate or replacement, as applicable, in a timely manner or at all, particularly as potential candidates may be wary to transition during the unstable economic conditions caused by the COVID-19 pandemic. Furthermore, the COVID-19 pandemic could make it more difficult to onboard, provide training to and integrate any senior management or key employees, which could adversely affect their productivity and our business. If we are unable to mitigate these or other similar risks as we experience management turnover, our business, results of operation and financial condition may be adversely affected.
In January 2022, we announced the transition of Shay Banon from Chief Executive Officer and Chairman of the Board to the role of Chief Technology Officer, subject to shareholder approval, and the transition of Ashutosh Kulkarni from Chief Product Officer to Chief Executive Officer. Mr. Kulkarni was also nominated to serve on the Board, and he was appointed to the Board by shareholders at an extraordinary general shareholder meeting on March 9, 2022. This appointment also automatically confirmed his position as Chief Executive Officer. Additionally, Chetan Puttagunta, Lead Independent Director, was appointed Chairman of the Board in January 2022. If we are not successful in managing the transition of our Chief Executive Officer, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business.
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
We rely on channel partners to execute a portion of our sales; if our channel partners fail to perform or we are unable to maintain successful relationships with our channel partners, our ability to market, sell and distribute our solution will be more limited, and our results of operations and reputation could be harmed.
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
Some of these partners may also market, sell, and support offerings that compete with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling our offerings altogether. Our agreements with our channel partners typically have a duration of one to three years, and generally may be terminated for any reason by either party with advance notice prior to each renewal date. We may not be able to retain these channel partners or secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, many of our new channel partners require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, misstatement of revenue, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our offerings to customers or violates laws or our or their corporate policies, including our terms of business, which in turn could impact reported revenue, deferred revenue and remaining performance obligations. If our channel partners are unsuccessful in fulfilling the orders for our offerings, or if we are unable to enter into arrangements with and retain high quality channel partners, our ability to sell our offerings and results of operations could be harmed.
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
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of January 31, 2022, we had 40 issued U.S. patents, 1 issued non-U.S. patent, 58 pending U.S. patent applications, 16 pending non-U.S. filings and 1 open disclosure. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. For example, on September 4, 2019, we filed suit against floragunn GmbH in the United States District Court for the Northern District of California for copyright infringement and contributory copyright infringement, and recently, we resolved a multi-year dispute over a suit we filed against Amazon.com, Inc. on September 27, 2019 in the United States District Court for the Northern District of California for trademark infringement and false advertising. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation.
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
As of January 31, 2022, we had customers located in over 100 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of January 31, 2022, we had employees located in over 35 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
•political and economic instability related to the military conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict, which may negatively impact our customers, partners, and vendors;
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
•risks resulting from the migration of invoicing from local billing entities to centralized regional billing entities;
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government sector, U.S. state government sector, or government sectors of countries other than the United States until we have obtained the revised certification. For example, we hold a U.S. Federal Risk and Authorization Management Program Authority to Operate at a moderate impact level; however, such authority is costly to maintain and if we were to lose our certification in the future, it would restrict our ability to sell to government customers. On May 12, 2021, the Biden Administration issued an Executive Order that will ultimately result in additional security requirements for government agencies and their contractors, for example, multifactor authentication, encryption for data at rest and in transit, and broad log creation, preservation, and production requirements. Furthermore, the Executive Order accelerates agency planning and implementation requirements for “zero trust architecture” and will establish a standards-development effort for a software bill of materials. This may increase compliance costs directly for government contracts and indirectly to the extent such requirements require changes or new efforts at an enterprise level. If we are unable to timely meet such requirements, our ability to compete for and retain federal government contracts may be diminished, which could adversely affect our business, results of operations and financial condition.
Government demand and payment for our offerings may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Contracts with government agencies, including classified contracts, are subject to extensive, evolving and sometimes complex regulations, as well as audits and reviews. Failure to comply with such regulations or unfavorable findings from government audits or reviews could result in contract terminations, reputational harm or other adverse consequences, including but not limited to adversely affecting our eligibility to sell to government agencies in the future. Additionally, we rely on certain partners to provide technical support services to certain of our government entity customers to resolve any issues relating to our products. If our partners do not effectively assist our government entity customers in deploying our products, succeed in helping our government entity customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional offerings to new and existing government entity customers would be adversely affected and our reputation could be damaged.
Government entities may have statutory, contractual, or other legal rights to terminate contracts with us or our channel partners for convenience or due to a default, and any such termination may adversely affect our future results of operations. In addition, multi-year contracts with government entities are usually conditioned on annual fiscal funding actions that the relevant legislative or other decision-making body must take in order to fund each year of a contract. Such legislative or decision-making bodies may elect not to fund each year of a contract. Governments routinely investigate and audit government contractors’ administrative processes and other contract related compliance obligations, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely affect our results of operations in a material way.
In September 2021, U.S. federal government agencies enacted guidelines and regulations that required us to ensure that all of our employees in the United States who perform work on or in connection with a federal contract or subcontract are fully vaccinated or are eligible for an exemption from the vaccination requirement. Enforcement of this vaccine mandate was enjoined by a federal court in December 2021, and appeal of that decision is pending. If the injunction is overturned and the vaccine mandate becomes enforceable again, some of our employees who fail or refuse to comply may be suspended or terminated or they may resign their employment, which could have a negative impact on our productivity, employee morale, sales, operating results and overall financial performance. If we experience difficulties or delays in complying with these guidelines, our sales to the U.S. federal government could be negatively impacted, and if we fail to comply we could be debarred from selling to the U.S. federal government and exposed to additional legal claims.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States and other jurisdictions, are subject to change and interpretation. These changes include the introduction of a global minimum tax at a rate of 15% under the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, agreed upon by 137 jurisdictions under the Organisation for Economic Co-operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS) and to be implemented as from January 1, 2023. Any new legislation or interpretations of existing legislation could impact our tax obligations in countries where we do business or cause us to change the way we operate our business and result in increased taxation of our international earnings.
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
A portion of our subscriptions are generated and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly against the Euro. In part as a result of the COVID-19 pandemic, foreign currency exchange rates have been and could continue to be subject to increased volatility. The strengthening of the U.S. dollar increases the real cost of our offerings to our non-U.S. dollar customers, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If the strength of the U.S. dollar increases, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
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
Our software and services, in some cases, are subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our software and services to certain countries and end-users for certain end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions in many cases prohibit the export of software and services to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and sever export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world, and information available on the users of these offerings is, in some cases, limited. In addition, because we incorporate encryption functionality into our products, we are also subject to certain provisions of these laws that apply to encryption items. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
In addition, various countries regulate the export and import of certain encryption software and technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products and services or could limit our end-customers’ ability to implement our products in those countries. Additionally, export restrictions recently imposed on Russia and Belarus specifically limit the export of encryption software to these locations. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. The following developments could result in decreased use of our products and services by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets could adversely affect our business, financial condition and operating results.
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
•any major changes in our management or our board of directors, including our Chief Executive Officer, Shay Banon, transitioning to Chief Technology Officer and our former Chief Product Officer, Ash Kulkarni, transitioning to Chief Executive Officer;
•general economic conditions and slow or negative growth of our markets, including as a result of the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
In addition, holders of an aggregate of 17,341,361 ordinary shares, based on shares outstanding as of January 31, 2022, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plans, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
We have not paid a dividend on our ordinary shares in the past and we do not intend to pay any dividends to holders of our ordinary shares in the foreseeable future. See “We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares.” However, if we ever do pay dividends or repurchase shares, then under current Dutch tax law, the dividend paid or repurchase price paid may be subject to Dutch dividend withholding tax at a rate of 15% under the Dutch Dividend Withholding Tax Act (Wet op de dividendbelasting 1965, “Regular Dividend Withholding Tax”), unless a domestic or treaty exemption applies.
The Dutch parliament has adopted a proposal of law pursuant to which an alternative withholding tax (“Alternative Withholding Tax”) will be imposed on dividends paid to related entities in designated low-tax jurisdictions, effective January 1, 2024. An entity is considered related if (i) it has a “Qualifying Interest” in our company, (ii) our company has a “Qualifying Interest” in the entity holding the ordinary shares, or (iii) a third party has a "Qualifying Interest" in both our company and the entity holding the ordinary shares. The term “Qualifying Interest” means a direct or indirectly held interest either by an entity individually or jointly if an entity is part of a collaborating group (samenwerkende groep) that enables such entity or such collaborating group to exercise a definite influence over another entities' decisions, such as our company or an entity holding ordinary shares as the case may be, and allows it to determine the other entities' activities. The Alternative Withholding Tax will be imposed at the highest Dutch corporate income tax rate in effect at the time of the distribution (currently 25.8%). The Alternative Withholding Tax will be reduced, but not below zero, with any Regular Dividend Withholding Tax imposed on distributions. As such, based on currently applicable rates, the overall effective rate of withholding of Regular Dividend Withholding Tax and Alternative Withholding Tax will not exceed the highest corporate income tax rate in effect at the time of the distribution (currently 25.8%).
If we cease to be a Dutch tax resident for the purposes of a tax treaty concluded by the Netherlands and in certain other events, we could potentially be subject to a proposed Dutch dividend withholding tax in respect of a deemed distribution of our entire market value less paid-up capital.
Under a proposal of law currently pending before the Dutch parliament, the Emergency act conditional exit dividend withholding tax (Spoedwet conditionele eindafrekening dividendbelasting “DWT Exit Tax”), we will be deemed to have distributed an amount equal to our entire market capitalization less recognized paid-up capital immediately before the occurrence of certain events, including if we cease to be a Dutch tax resident for purposes of a tax treaty concluded by the Netherlands with another jurisdiction and become, for purposes of such tax treaty, exclusively a tax resident of that other jurisdiction which is a qualifying jurisdiction. A qualifying jurisdiction is a jurisdiction other than a member state of the EU/EEA which does not impose a withholding tax on distributions, or that does impose such tax but that grants a step-up for earnings attributable to the period prior to us becoming exclusively a resident in such jurisdiction. This deemed distribution will be subject to a 15% tax insofar it exceeds a franchise of EUR 50 million. The tax is payable by us as a withholding agent. A full exemption applies to entities and individuals who are resident in an EU/EEA member state or a state that has concluded a tax treaty with the Netherlands that contains a dividend article, provided we submit a declaration confirming the satisfaction of applicable conditions by qualifying shareholders within one month following the taxable event. We will be deemed to have withheld the tax on the deemed distribution and have a statutory right to recover this from our shareholders. Dutch resident shareholders qualifying for the exemption are entitled to a credit or refund, and non-Dutch resident shareholders qualifying for the exemption are entitled to a refund, subject to applicable statutory limitations, provided the tax has been actually recovered from them.

The DWT Exit Tax has been amended several times since the initial proposal of law and is under ongoing discussion. It is therefore not certain whether the DWT Exit Tax will be enacted and if so, in what form. If enacted in its present form, the DWT Exit Tax will have retroactive effect as from December 8, 2021.
Risks Related to our Outstanding Senior Notes
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of January 31, 2022, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
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
General Risk Factors
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of the Russian invasion of Ukraine or COVID-19 pandemic, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political instability or unrest and new developments resulting from recent elections and changes of administration, natural catastrophes, warfare, infectious diseases and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, Russia’s invasion of Ukraine and resulting international political crisis could have significant negative macroeconomic consequences, including on the businesses of our customers and partners and negatively impact their spending on our offerings.
In addition, the COVID-19 pandemic has curtailed business spending by our customers, resulted in business disruptions for us and/or our customers, restricted travel to customer sites and resulted in a quarantine of affected populations impacting our employees, partners and customers. Additionally, mitigation and containment measures adopted or reinstated by government authorities to contain the spread of COVID-19 in the U.S. and abroad may significantly impact business continuity for our partners and our customers, reduce our customers’ business operations, delay their engagement with us (including due to travel restrictions and restrictions on in-person meetings) and could thereby adversely affect our business and financial results. Further, these measures by government authorities may continue to remain in place for a significant period of time or, even if lifted, could be reinstated at any time, and additional and/or extended measures could significantly impact the ability of our employees and customers and vendors to work productively.
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In the event our or our partners’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, acts of war, including Russia’s invasion of Ukraine, other geo-political unrest or health issues, such as an outbreak of pandemic or epidemic diseases, such as the COVID-19 pandemic, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. For example, the full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. In addition, the COVID-19 pandemic has adversely affected the economies of many countries, resulting in economic downturns that could affect demand for our products and likely impact our operating results. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. See the risk factor entitled “The ongoing COVID-19 pandemic could harm our business and results of operations.”
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

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
10.1	Amended Employment Letter between Elasticsearch, Inc. and Ashutosh Kulkarni, dated as of January 11, 2022.					X
10.2	Amended and Restated Employment Agreement between Elasticsearch, Inc. and Shay Banon, dated January 11, 2022.					X
10.3	Separation and Transition Agreement between the Elasticsearch, Inc. and Paul Appleby, dated as of January 12, 2022.					X
10.4	Amended and Restated 2012 Stock Option Plan and related form agreements.					X
10.5	Endgame, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended, and related form agreements.	10-Q	001-38675	10.1	12/9/2021
10.6	Build Security Ltd. 2020 Share Incentive Plan, as amended, and related form agreements.	S-8	333-261544	4.2	12/8/2021
10.7	cmdWatch Security Inc. Stock Option Plan, as amended, and related form agreements.	S-8	333-261544	4.3	12/8/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date:	March 10, 2022	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer (Principal Executive Officer)

Date:	March 10, 2022	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer (Principal Financial and Accounting Officer)