Form 10-K
period 2022-04-30
Elastic N.V.
filed 2022-06-21
CIK 1707753

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
For the fiscal year ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of the shares of ordinary shares on the New York Stock Exchange on October 31, 2021 (the last business day of the registrant’s second fiscal quarter), was approximately $16.1 billion.
The number of registrant’s ordinary shares outstanding as of June 16, 2022 was 94,857,635.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2022 annual general meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2022.

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
•our ability to continue to deliver and improve our offerings and successfully develop new offerings;
•customer acceptance and purchase of our existing offerings and new offerings, including the expansion and adoption of our cloud-based offerings;
•the impact of Russia’s invasion of Ukraine on our business and on the businesses of our customers and partners, including their spending priorities;
•the impact of the 2019 coronavirus disease, including any current and future variants thereof (“COVID-19”), on our business, operations, hiring and financial results, and on the businesses of our customers and partners, including their spending priorities, the effect of governmental lockdowns, restrictions, new regulations and vaccine distribution and efficacy;
•the impact that increased adoption of consumption-based arrangements could have on our revenue or operating results;
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
•inflation;
•our ability to service our debt obligations; and
•general market, political, geopolitical, economic and business conditions (including developments and volatility arising from the ongoing COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine).
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. Any additional or unforeseen effect from the ongoing COVID-19 pandemic may exacerbate these risks. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I
ITEM 1. BUSINESS.
Elastic is a data analytics company built on the power of search. Our platform, which is available as both a hosted, managed service across public clouds as well as self-managed software, allows our customers to almost instantly find insights from large amounts of data and take action. We offer three search-powered solutions – Enterprise Search, Observability, and Security – that are built into the platform. We help organizations, their employees, and their customers find what they need faster, while keeping mission-critical applications running smoothly, and protecting against cyber threats.
As digital transformation and cloud adoption drive mission critical business functions online and to the cloud, we believe that every company will need to build around a search-based data analytics platform, one which brings speed, scale, and relevance to the vast volumes of data being generated.
Our platform is built on the Elastic Stack, a powerful set of software products that ingest data from any source, in any format, and perform search, analysis, and visualization of that data. At the core of the Elastic Stack is Elasticsearch - a highly scalable document store and search engine, and the only data store for all of our solutions and use cases. Another key component of the Elastic Stack is Kibana, which delivers a single user interface across all of our solutions, with powerful drag-and-drop visual analytics, and centralized management of the platform. Our out-of-the-box solutions for fast time to value, paired with our developer-centric platform that is extensible and customizable, all built around a core data store and single user experience that we control, allow us to innovate fast and differentiate our offerings at every level.
We make our platform available as a hosted, managed service across major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”), and Microsoft Azure) in more than 50 public cloud regions globally. Customers can also deploy our platform across hybrid clouds, public or private clouds, and multi-cloud environments.
Our business model is based primarily on a combination of a paid Elastic-managed hosted service offering and paid and free proprietary self-managed software. Our paid offerings for our platform are sold via subscription through resource-based pricing, and all customers and users have access to all solutions. In Elastic Cloud, our family of cloud-based offerings under which we offer our software as a hosted, managed service, we offer various subscription tiers tied to different features. For users who download our software, we make some of the features of our software available for free, allowing us to engage with a broad community of developers and practitioners and introduce them to the value of the Elastic Stack. We believe in the importance of an open software development model, and we develop the majority of our software in public repositories as open code under a proprietary license. Unlike some companies, we do not build an enterprise version that is separate from our free distribution. We offer a single code base across both our self-managed software and Elastic-hosted services. All of these actions help us build a powerful commercial business model that we believe is optimized for product-led growth.
Our customers often significantly expand their usage of our products and services over time. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and applying our products to new use cases. We focus some of our direct sales efforts on encouraging this type of expansion within our customer base, both within as well as across solutions. Because our business model provides access to all solutions with resource-based pricing, we make it easy for customers to expand across use cases.
Our business has experienced rapid growth around the world. As of April 30, 2022, we had over 18,600 customers compared to over 15,000 customers and over 11,300 customers as of April 30, 2021 and 2020, respectively. Our revenue was $862.4 million, $608.5 million, and $427.6 million for the years ended April 30, 2022, 2021 and 2020, respectively, representing year-over-year growth of 42% for each of the years ended April 30, 2022 and 2021. Subscriptions accounted for 93%, 93% and 92% of our total revenue for the years ended April 30, 2022, 2021 and 2020, respectively. Revenue from outside the United States accounted for 44%, 45% and 43% of our total revenue for the years ended April 30, 2022, 2021 and 2020, respectively.
For the years ended April 30, 2022, 2021 and 2020, we incurred net losses of $203.8 million, $129.4 million and $167.2 million, respectively. We expect we will continue to incur net losses for the foreseeable future. Our net cash provided by operating activities was $5.7 million and $22.5 million for the years ended April 30, 2022 and 2021, respectively, and cash used in operating activities for the year ended April 30, 2020 was $30.6 million.
Our Products
Our products enable our customers and users to instantly find relevant information and insights in large amounts of data across a broad range of business and consumer use cases.
We offer the Elastic Stack, a powerful set of software products that ingest and store data from any source, in any format, and perform search, analysis, and visualization, usually in milliseconds. The Elastic Stack can be used by developers to power a variety of use cases. We also offer software solutions built in the Elastic Stack that address a wide variety of use cases. The Elastic Stack and our solutions are designed to run in public or private clouds, in hybrid environments, or in multi-cloud environments.
The Elastic Stack
The Elastic Stack is primarily composed of the following products:
•Elasticsearch. Elasticsearch is the heart of the Elastic Stack. It is a distributed, real-time search and analytics engine and data store for all types of data including textual, numerical, geospatial, structured, and unstructured.
•Kibana. Kibana is the user interface for the Elastic Stack. It is the visualization layer for data stored in Elasticsearch. It is also the management and configuration interface for all parts of the Elastic Stack.
The Elastic Stack also supports data ingest with a number of supporting products:
•Elastic Agent. Elastic Agent is a single, unified way to add monitoring for logs, metrics, and other types of data to each host. Elastic Agent includes integrated host protection and central management.
•Beats. Beats is the family of lightweight, single-purpose data shippers for sending data from edge machines to Elasticsearch or Logstash.
•Logstash. Logstash is the dynamic data processing pipeline for ingesting data into Elasticsearch or other storage systems from a multitude of sources simultaneously.
Paid proprietary features in the Elastic Stack enable capabilities such as automating anomaly detection on time series data at scale through machine learning, facilitating compliance with data security and privacy regulations, supporting search across low cost cold and frozen data tiers, and allowing real-time notifications and alerts. The source code of features in the Elastic Stack is generally visible to the public in the form of “open code.”
Our Solutions
We have built a number of solutions into the Elastic Stack to make it easier for organizations to use our software for common use cases. Our solutions include:
•Enterprise Search. Our Enterprise Search solution provides powerful search for documents and results living in applications, websites, and workplaces. Key use cases for Enterprise Search include: search applications, a foundation for building search experiences to support websites and portals, e-commerce, mobile app search, and customer support; and workplace search, an out-of-the-box search solution for the workplace that seamlessly connects to the most widely used enterprise systems and tools.
•Observability. Our Observability solution enables unified analysis across the IT ecosystem of applications, networks, and infrastructure. Observability includes: Logs, to search and analyze petabytes of structured and unstructured logs; Metrics, to search and analyze numeric and time series data; application performance monitoring (“APM”), to deliver insight into application performance and health metrics and provide developers with confidence in their code; and Synthetic Monitoring, to proactively monitor the availability and functionality of user journeys.
•Security. Our Security solution provides unified protection to prevent, detect, and respond to threats. Security includes: SIEM, with integrations to network, host, user, and cloud data sources, as well as workflow and operations, shareable analytics, incident management, and investigations; Endpoint Security, for prevention, detection and response with a single, stack-integrated agent; Extended Detection and Response (“XDR”), providing protection across infrastructure from SIEM to Endpoint; and Cloud Security, providing cloud posture assessment and protecting cloud workloads with one integrated solution
Our Deployment Options
The Elastic Stack and our solutions can be deployed in public or private clouds, in hybrid environments, or in multi-cloud environments, to satisfy various user and customer needs. Elastic Cloud, our family of cloud-based offerings, is hosted on major public cloud providers. We also partner with other cloud providers who offer our software to users on their cloud platform as a hosted offering.
Users can also download and manage their own deployments of the Elastic Stack and our solutions. To help with more complex deployment scenarios, we offer paid proprietary products to deliver centralized provisioning, management, and monitoring across multiple deployments.

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
•Flexibility. The Elastic Stack is able to ingest, filter, store, search, and analyze data in any form, whether structured or unstructured. These capabilities enable the Elastic Stack to generate insights from a wide variety of data sources for a broad range of use cases. The flexibility of the Elastic Stack also enables users to begin using our products along with their existing systems, which lowers barriers to adoption.
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
Our Growth Strategies
We intend to pursue the following growth strategies:
•Increase usage of Elastic Cloud. We believe that Elastic Cloud represents a significant growth opportunity. We plan to expand Elastic Cloud geographically. We plan to continue to invest resources in increasing the adoption of Elastic Cloud.
•Increase product adoption by improving ease of use and growing our user community. With our engineering efforts focused on the user experience, we will continue to develop software that makes our products easier to use and adopt for both developers and non-developers. We will continue to engage with developers globally through a wide range of touch points such as community meetups, global community groups, hackathons, our global events, our user conferences, which we call ElasticON, and engagement on our website, user forums, and code repositories, to grow our user community.
•Expand our customer base by acquiring new customers. Through Elastic Cloud, we provide the fastest and easiest way to get started with a free trial. However, there is no free subscription tier in Elastic Cloud. Self-managed users can easily download our software directly from our website and access many features free of charge, which also facilitates adoption. Our sales and marketing team conducts campaigns to drive further awareness and adoption within the user community. As a result, many of our sales prospects are already familiar with our technology prior to entering into a commercial relationship with us. Additionally, we leverage our network of partners to drive awareness and expand our sales and marketing reach to target new customers. We will continue to engage our community and our partners to drive awareness and to invest in our sales and marketing team to grow our customer base.
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
•Extend our product leadership through continued investment in our technology. We will continue to invest in our products and services to extend into new use cases, industries, geographies, and customers.
•Expand our strategic and regional partnerships. Our partners assist us in driving awareness of Elastic and our products, using the Elastic Stack to solve customer pain points, and extending our reach in geographic areas and verticals where we do not have a formal sales presence. We have a diverse range of partners and we will continue to pursue partnerships to further the development of the Elastic Stack and our customer reach.
•Selectively pursue strategic acquisitions. Since inception, we have selectively pursued strategic acquisitions to drive product and market expansion. The focus of our most recent acquisitions has been to enhance the technology underlying our Security and Observability offerings. We intend to continue to pursue acquisitions selectively.
Customers
Organizations of all sizes, across many industries, both private and public, purchase our products for a variety of use cases. As of April 30, 2022, we had over 18,600 customers compared to over 15,000 customers and over 11,300 customers as of April 30, 2021 and 2020, respectively. No customer represented more than 10% of our total revenue for the years ended April 30, 2022, 2021, and 2020.
Engineering
Our engineering organization focuses on enhancing existing products and developing new features that are easy to use and can be run in any environment including in public or private clouds, in hybrid environments, or in multi-cloud environments. With a distributed engineering team spanning over 30 countries, we are able to recruit, hire, and retain high-quality, experienced developers, tech leads, and product managers, and operate at a rapid pace to drive product releases, fix bugs, and create new product offerings.
Our software development process is based on iterative releases of the Elastic Stack. We are organized in small functional teams with a high degree of autonomy and accountability. Our distributed and highly modular team structure and well-defined software development processes also allow us to successfully incorporate technologies that we have acquired.
We intend to continue to invest in our research and development capabilities to extend our products. Research and development expense totaled $273.8 million and $199.2 million for the years ended April 30, 2022 and 2021, respectively. We plan to continue to devote significant resources to research and development.
Sales and Marketing
We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces.
With our business model, where users can download and use many of our features for free, our sales prospects are often already familiar with or using our platform. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or downloaded our software. This includes providing high-quality content, documentation, webinars, videos, and blogs through our website. We also drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. The majority of our new customers use Elastic Cloud. Many of these customers start with limited initial spending, but can significantly grow their spending.
Our sales teams are organized primarily by geography and secondarily by customer segments. We rely on inside sales development representatives to qualify leads based on their likelihood to make a purchase. We pursue sales opportunities both through a direct sales motion and assisted by partners, including through cloud marketplaces. Our relationships within customer organizations often extend beyond the initial users of the technology and include technology and business decision-makers at various levels. We also engage with our customers on an ongoing basis through a customer success team, to ensure customer satisfaction and expand their usage of our technology.
Partners
We maintain partner relationships that help us market and deliver our products to our customers and complement our community. Our partner relationships include the following:

•Cloud providers. We work with many of the major cloud providers to increase awareness of our products and make it easy to access our software. We partner with Amazon, Google, and Microsoft to offer Elastic Cloud on AWS, GCP, and Microsoft Azure, through direct purchase from us or their respective marketplaces. We also partner with other cloud providers to offer our free and paid proprietary features to users on their cloud platforms.
•Systems integrators, channel partners, and referral partners. We have a global network of systems integrators, channel partners, and referral partner relationships that help deliver our products to various business and government customers around the world.
•OEM and MSP partners. Our original equipment manufacturing (“OEM”) and managed service provider (“MSP”) partners embed an Elastic subscription into the products or services they offer to their customers. OEM or MSP partners are able to include Elastic’s proprietary features in their product, receive ongoing support from Elastic for product development, and receive support for end customer issues related to Elastic.
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
However, in many situations, such as those involving complex enterprise IT environments, large deployments and novel use cases, our users require our support. Accordingly, we include support as part of the subscriptions we sell for our products. Our global support organization consists of highly technical support engineers who provide support experiences including troubleshooting, technical audits, cluster tuning, and upgrade assistance. Our support team is distributed across over 25 countries and provides coverage 24 hours per day, 365 days per year, across multiple languages.
We believe that software companies should not have incentives to build low quality software. In that connection, we do not sell support separately from our software subscriptions.
Our Technology
Our platform consists of the Elastic Stack, our solutions, and software that supports our various deployment alternatives. Because our solutions are built into the Elastic Stack, innovations and new capabilities in the Elastic Stack may benefit many of our solutions. Our customers can customize and extend our solutions to fit their needs by leveraging the power of the Elastic Stack and our developer capabilities.
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
•Vector search. Elastic natively supports vector search, which enables a wide range of advanced search use cases that improve relevance, including sophisticated search ranking, image search, question answering, and more. Vector search relies on a next generation of machine learning models that can represent many types of content as vectors, including text, images, events, and more. As data volumes and formats explode, this sophisticated approach to search and relevance is becoming important for use cases where delivering maximum relevance is critical.
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
•Home for Solutions. Kibana is where our users and customers access the user interfaces for our Enterprise Search, Observability, and Security solutions. Kibana provides core services, like security, alerting, and data visualization components. This makes it easy for users to discover all of the capabilities our solutions provide, and enables solution users to benefit from the core capabilities of Kibana.
•Application framework. Kibana is designed to be extensible. Users interested in a highly specialized visualization type not distributed with Kibana by default can customize experiences through a Kibana plugin and make the plugin available to the community. Dozens of Kibana plugins have been shared by the community via Elastic documentation and code sharing platforms such as GitHub.

Elastic Agent, Beats, and Logstash are data ingestion tools that enable users to collect and enrich any kind of data from any source for storage in Elasticsearch. Beats and Logstash have an extensible modular architecture. Elastic Agent is a single, unified way to add monitoring for logs, metrics, and other types of data to each host, and also includes integrated host protection and central management. Beats are lightweight agents purpose-built for collecting data on devices, servers, and inside containers. Key features include the following:
•Data shippers. Elastic Agent introduces a new single agent architecture across hosts that simplifies management and deployment. Elastic Agent is based on the architecture of Beats, lightweight agents built for the purposes of efficient data collection at the edge for specific types of data, such as Filebeat for the collection of logging data, Metricbeat for the collection of system or service metric data, Auditbeat for the collection of security data, Packetbeat for the collection of network data, and Heartbeat for the collection of availability data. Dozens of community Beats enable the collection of data from specialized sources.
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
•Plugins. Logstash collects data from a variety of sources, such as network devices, queues, endpoints, and public cloud services. Logstash enriches the data via lookups against local data sources, such as a geolocation database, and remote data sources, such as relational databases. Logstash can output events to Elasticsearch or downstream queues and other data stores. We develop and support more than 80 plugins for many common integrations.
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
•Search applications. Customers can bring the focused power of Elasticsearch to their company website, ecommerce site, or applications with a refined set of APIs and intuitive dashboards. Elastic delivers seamless scalability, tunable relevance controls, thorough documentation, well-maintained clients, and robust analytics to build a leading search experience. Customers can build rich applications directly on top of Elasticsearch, or they can use our Application Search framework to rapidly build and customize search applications.
•Workplace search. Customers can deploy internal workplace search to bring modern search to collaborative decisions and experiences. Elastic seamlessly connects to some of the world’s most widely adopted productivity tools, customer relationship management platforms, cloud storage platforms, collaboration tools, operation management platforms, and content management systems. Custom sources provide an elegant set of APIs that lets customers and users ingest any type of content from even more sources while preserving access control information.
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
•Metrics. Metrics ingests, searches, visualizes, and analyzes numeric and time series data from IT systems, including applications, data stores, hosts, containers, cloud infrastructure, and more. Users can review performance and utilization trends to optimize and plan for future needs. Metrics helps users deliver on infrastructure service level objectives (“SLOs”), and resolve downtime or performance issues by understanding how the state of individual components fits into the bigger picture.
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
•Synthetic Monitoring. Customers and users leverage Synthetic Monitoring to track and monitor the availability of the hosts, websites, services, and application endpoints that support business operations. Through proactive monitoring, customers can detect troublesome components before they are reported by end users.

Security delivers unified protection to prevent, detect, and respond to a variety of threats across the IT ecosystem.
•SIEM. Elastic SIEM automates threat detection and remediation, reducing mean time to detect (“MTTD”) and mean time to respond (“MTTR”). With prebuilt Elastic Agent and Beats integrations, SIEM can ingest data from cloud, network, endpoints, applications, and other systems. With Elastic Common Schema (“ECS”), users can centrally analyze information like logs, flows, and contextual data from disparate data sources. SIEM provides an interactive workspace for security teams to detect and respond to threats. Teams can triage events and perform investigations, gathering evidence on an interactive timeline. SIEM also streamlines opening and updating cases, forwarding potential incidents to security operations workflows and IT ticketing systems.
•Endpoint Security. Endpoint Security combines prevention, detection, and response into a single, autonomous agent that can even run in isolated environments. It is designed for ease of use and for speed, and can help stop threats in early stages of an attack. Endpoint Security includes protection against ransomware, malware, phishing, exploits, fileless attacks, and more.
•XDR. XDR extends detection and response across the entire attack surface. When deployed together, SIEM and Endpoint Security provide a strong security posture with broad visibility on potential threats. XDR delivers a unified security stack, protecting across endpoints, cloud, and the broader environment, letting customers minimize vendor sprawl, harness actionable data, and provide defense in depth to minimize time to resolution.
•Cloud Security. Cloud Security protects cloud deployments with rich visibility into cloud posture paired with runtime protection for cloud workloads with prevention, detection, and response capabilities, all in one integrated solution.
Community
Our team extends beyond our employee base. It includes all the users who download our software. Our users interact with us on our website forums and on Twitter, GitHub, Stack Overflow, Quora, Facebook, Weibo, WeChat, and more.
In order to build products that best meet our users’ needs, we focus on, and invest in, building a strong community. Each download of the Elastic Stack is a new opportunity to educate our next contributor, hear about a new use case, explore the need for a new feature, or meet a future member of the team. Community is core to our identity, binding our products closely together with our users. Community gives us an ability to get their candid feedback, creating a direct line of communication between our users and the builders of our products across all of our features—including both free and paid capabilities —enabling us to make our products simpler and better.
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

Competition
Our market is highly competitive, quickly evolving, fragmented, and subject to rapid changes in technology, shifting customer needs, and frequent introductions of new offerings. Our principal competitors include:
•For Enterprise Search: offerings such as Solr (open source offering) and Lucidworks Fusion, search tools including Google Programmable Search Engine, and workplace search tools including Coveo, and Endeca (owned by Oracle).
•For Observability: software vendors with specific observability solutions to analyze logging data, metrics, APM data, or infrastructure uptime, such as Splunk, New Relic, Dynatrace, AppDynamics (owned by Cisco Systems) and Datadog.
•For Security: security vendors such as Splunk, Azure Sentinel (by Microsoft), CrowdStrike, Carbon Black (owned by VMware), McAfee and Symantec (owned by Broadcom).
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
•flexible deployment model across public or private clouds, hybrid environments, or multi-cloud environments;
•productized solutions engineered to be rapidly adopted to address specific applications;
•mindshare with developers and IT and security executives;
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
We believe that we compare favorably on the basis of the factors listed above. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks and presence, more established relationships with current or potential customers and partners, more diverse product and services offerings and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect that our industry will continue to attract new companies, including smaller emerging companies, which could introduce new offerings. We may also expand into new markets and encounter additional competitors in such markets. While our products and solutions have various competitors across different use cases, such as search applications and workplace search, logging, metrics, APM, business analytics and security analytics, we believe that few competitors currently have the capabilities to address our entire range of use cases. We believe our industry requires constant change and innovation, and we plan to continue to evolve search as a foundational technology to solve the problems of today and new emerging problems in the future.
Intellectual Property
We rely on a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures to safeguard our core technology and other intellectual property assets. In addition, we maintain a policy requiring our employees, contractors, and consultants to enter into confidentiality and invention assignment agreements. As of April 30, 2022, we had a number of active patents, issued in both the United States and outside of the United States, with expirations ranging from 2031 to 2039. In addition, as of April 30, 2022, we had numerous U.S. and international trademark registrations.
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
In addition, our technology incorporates software components licensed to the general public under open source software licenses such as the Apache Software License Version 2.0 (“Apache 2.0”). We obtain many components from software developed and released by contributors to independent open source components of our technology. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute our platform. As a result, open source development and licensing practices can limit the value of our software copyright assets.
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
As of April 30, 2022, we had a total of 2,978 employees in over 40 countries globally. In addition, over 30% of our workforce encompasses women and non-binary employees. None of our employees are represented by a labor union. In certain countries in which we operate, such as France and Spain, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages.
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
Balanced Teams. We strive to be an employer of choice for a diverse and inclusive workforce through our talent brand, talent attraction, development, and retention efforts. Our recruiting approach is underpinned by the desire to create balanced teams at Elastic, which includes considering broad aspects of diversity from race and gender mix as well as diversity of thought, experience and tenure when recruiting new team members. In fiscal year 2022, the created-by-women-for-women workplace review site, Fairygodboss, once again recognized Elastic as number one in the Best Technology Company for Women category, and as one of the best workplaces for women in two additional categories: Best Company for Women, and Best Company Where CEOs Support Gender Diversity.
Elastician Resource Groups. We strive to embed DEI deep within our culture through various initiatives, projects and programs, the centerpiece of which is the Elastician Resource Groups (“ERGs”), which are organizationally sponsored, self-organized, Elastician-run groups. Aligned to specific shared identities, interests, affinity or allyship, such as Latinx, parent(s), disability or accessibility, Black, LGBTQ+ and others; each group identifies goals and objectives with executive sponsorship to ensure that they provide tangible benefits and result in all Elasticians feeling a sense of belonging.
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
Engagement Surveys. We maintain a regular pulse on how our employees are feeling through two primary feedback mechanisms – an annual employee engagement survey and a mid-year pulse survey check-in. The results of these surveys are reviewed at the company, functional, team and manager level, with action plans put in place annually. Elasticians were highly engaged in providing feedback in fiscal years 2022 and 2021, with very high participation rates for the mid-year and annual surveys as well as high engagement scores across a spectrum of questions.

Learning and Development
Our Learning & Organizational Development team’s mission to enable Elasticians to pursue their purpose, in work and life, makes for a better Elastic. To that end, we have a variety of ways in which we support the continuous learning and development of all Elasticians, including access to on-demand video based learning.
We also conduct specific programs to develop managers and leaders at Elastic, including our flagship leadership development program - Leading Strategically, an externally-led program focused on high-performing leaders who have the potential to have a significant strategic impact on the achievement of our long-term objectives.
Total Rewards
Compensation, Benefits and Well-being. We provide market competitive compensation which typically includes cash compensation as well as equity awards. Reflecting our interest in the whole person, we provide programs designed to enable Elasticians to meet their well-being goals, from starting a family to being at their physical and emotional best. These programs include market competitive medical and dental programs, in addition to focus on mental health and holistic well-being. We provide market competitive paid time off (“PTO”) programs, including offering 16 weeks of paid leave to all new parents, life-planning benefits and other travel reimbursements for certain healthcare services. In addition, we also provide retirement and income protection plans, which include a 401k plan with a dollar-for-dollar match by Elastic up to 6% of eligible earnings up to a plan-limit maximum for U.S.-based Elasticians as well as similar competitive plans outside of the United States.
Flexible Work Environment. Since inception, we have provided most Elasticians with the ability to work from anywhere, as often as they would like. We also know that being face-to-face is important too, and we have physical offices around the world to provide a space for employees to work from if they wish.
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
COVID-19 Response
During the COVID-19 pandemic, our primary focus was and continues to be on the safety and well-being of our employees and their families while also providing them with the flexibility and support needed for the frequently-changing COVID-19 landscape. Given the significant personal and professional impact of the COVID-19 pandemic, we provided reimbursements for home office equipment, pandemic-specific learning opportunities for our employees, and fun activities to help teams bond. To allow employees to deal with and alleviate the physical, mental, and emotional effects of the pandemic on themselves and loved ones, we continued offering digital mental health services, COVID leave and company-wide days off called “Shut It Down Days” twice per month. During fiscal 2022, we gradually reopened offices and invited our employees to return to work on a voluntary basis if they wished to do so, reduced travel restrictions, and opened up small in-person events, determined on a regional basis.
Government Regulations
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect upon our capital expenditures, results of operations, or competitive position. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business. Refer to Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a discussion of these potential impacts.
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
ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business, industry and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us and additional impacts that are currently not known to us may arise.
The following is a summary of the key risks and uncertainties associated with our business, industry, and ownership of our ordinary shares. The below summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of each risk factor contained in the subheadings below.
•If we do not appropriately manage future growth or are unable to improve our systems and processes, our business and results of operations will be adversely affected.
•We have a history of losses and may not be able to achieve profitability on a consistent basis or at all or positive cash flows on a consistent basis.
•Our ability to grow our business will significantly depend on the expansion and adoption of our Elastic Cloud offerings.
•Our future growth, business and results of operations will be harmed if we are not able to keep pace with technological and competitive developments, increase sales of our subscriptions to new and existing customers, renew existing customers’ subscriptions, increase adoption of our cloud-based offerings, respond effectively to evolving markets or offer high quality support services.
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
•Due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors.

•The ongoing COVID-19 pandemic could harm our business and results of operations.
•Our operating results may fluctuate from quarter to quarter.
•Our decision to no longer offer Elasticsearch and Kibana under an open source license may harm the adoption of Elasticsearch and Kibana.
•We could be negatively impacted if the Elastic License or the Server Side Public License under which some of our software is licensed is not enforceable.
•Because of the permissive rights accorded to third parties under our open source and source available licenses, there are limited technological barriers to entry into the markets in which we compete.
•We may not be able to effectively develop and expand our sales and marketing capabilities.
•Because we recognize the vast majority of the revenue from subscriptions, either based on actual consumption or monthly, over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•We do not have an adequate history with a consumption-based arrangements for our Elastic Cloud offerings to accurately predict the long-term rate of customer adoption or renewal, or the impact it will have on our near-term or long-term revenue or operating results.
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
•If our partners, including cloud providers, systems integrators, channel partners, referral partners, OEM and MSP partners, and technology partners, fail to perform or we are unable to maintain successful relationships with them, our ability to market, sell and distribute our solution will be more limited, and our results of operations could be harmed.
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
•Our business is subject to a variety of government and industry regulations, as well as other obligations, including compliance with export control, trade sanctions, anti-bribery, anti-corruption, and anti-money laundering laws.
•The market price for our ordinary shares has been and is likely to continue to be volatile.
•The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters.
•Dutch law and our articles of association include certain anti-takeover provisions, which may impact the value of our ordinary shares.

•Claims of U.S. civil liabilities may not be enforceable against us.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 18,600 as of April 30, 2022. Further, while our employee headcount has grown as we have been implementing our growth plans, we may modify our pace of hiring to align with our growth plans. The growth and expansion of our business and offerings places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to hire, train and retain enough qualified employees, and we may not be able to hire, train and onboard new employees fast or effectively enough, to maintain our growth plans. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
We have incurred losses in all years since our incorporation. We incurred a net loss of $203.8 million, $129.4 million, and $167.2 million for the years ended April 30, 2022, 2021, and 2020, respectively. As a result, we had an accumulated deficit of $817.2 million as of April 30, 2022. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive operating cash flow in fiscal 2022, any failure to grow our business could prevent us from achieving positive operating cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
Our ability to grow our business will significantly depend on the expansion and adoption of our Elastic Cloud offerings.

We believe our future success will significantly depend on the growth in the adoption of Elastic Cloud, our family of cloud-based offerings. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have also entered into non-cancelable multi-year cloud hosting capacity commitments with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We believe that we must offer a family of cloud-based products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. For the years ended April 30, 2022, 2021 and 2020, Elastic Cloud contributed 35%, 27% and 22% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market or deliver cloud-based offerings that satisfy customer requirements technically or commercially, or if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
We may not be able to compete successfully against current and future competitors.
The market for our products is highly competitive, quickly evolving, fragmented, and subject to rapid changes in technology, shifting customer needs, and frequent introductions of new offerings. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
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
•flexible deployment model across public or private clouds, hybrid environments, or multi-cloud environments;
•productized solutions engineered to be rapidly adopted to address specific applications;
•mindshare with developers and IT and security executives;
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
We face competition from both established and emerging competitors. Our current primary competitors generally fall into the following categories:
•For Enterprise Search: offerings such as Solr (open source offering) and Lucidworks Fusion, search tools including Google Programmable Search Engine, and workplace search tools including Coveo, and Endeca (owned by Oracle).
•For Observability: software vendors with specific observability solutions to analyze logging data, metrics, APM data, or infrastructure uptime, such as Splunk, New Relic, Dynatrace, AppDynamics (owned by Cisco Systems) and Datadog.
•For Security: security vendors such as Splunk, Azure Sentinel (by Microsoft), CrowdStrike, Carbon Black (owned by VMware), McAfee and Symantec (owned by Broadcom).

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
We were founded in 2012. Our limited operating history with the current scale of our business makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this Annual Report on Form 10-K. If we do not address these risks successfully, our business and results of operations will be adversely affected, and the market price of our ordinary shares could decline.
Further, we have limited historical financial data at the current scale of our business, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
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
In the operation of our business, we collect, store, transfer and otherwise process personal data. As a result, we are subject to a variety of federal, state, local and foreign laws and regulations governing privacy, data protection, information security and the collection, storage, transfer, use, retention, sharing, disclosure, protection and processing of personal data. Privacy, data protection and information security are significant issues in various jurisdictions where we offer our products. The regulatory frameworks for these issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. For example, California (California Consumer Privacy Act and the California Privacy Rights Act), Colorado (Colorado Privacy Act), Connecticut (An Act Concerning Personal Data Privacy and Online Monitoring), Utah (Utah Consumer Privacy Act) and Virginia (Virginia Consumer Data Protection Act) have enacted such legislation. Certain such legislation may include a private right of action for certain data breaches, may provide for penalties and other remedies, and may require us to incur substantial costs and expenses and liabilities in connection with our compliance. Other U.S. states and the U.S. federal government are considering or have enacted privacy legislation. Some of these laws and legislative proposals provide for penalties, private rights of action and other remedies, which may increase our costs of compliance and potential liability. Many obligations under these laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. Further, industry organizations regularly adopt and advocate for new standards in these areas. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
Additionally, in the United States, we may be subject to investigation and/or enforcement actions brought by federal agencies and state attorneys general and consumer protection agencies. We publicly post privacy statements and other documentation regarding our practices concerning the processing, use and disclosure of personal data, however, we may fail, or be alleged to have failed, to comply with such statements, and we could be subject to potential state and federal action if they are found to be unfair or misrepresentative of our actual practices.
Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of personal data. The GDPR imposes significant obligations and risk upon our business, including imposing limitations on our marketing efforts, and provides for substantial penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Further, the United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British pounds or four percent of the group’s annual global turnover. Following the exit of the United Kingdom from the European Union, however, aspects of United Kingdom data protection law and the relationship of the United Kingdom and the European Union in the medium to longer term remain unclear, including with respect to how data transfers to and from the United Kingdom will be regulated. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which permits continued personal data flows from the European Economic Area (“EEA”) to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim.
Among other requirements, the GDPR regulates transfers of personal data to third countries that have not received “adequacy” status, including the United States. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.
The regulatory environment applicable to handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. We have undertaken certain efforts to conform transfers of personal data from the EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including using standard contractual clauses approved by the European Commission (the “SCCs”) and performing certain international transfer impact assessments, however, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. In the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCCs”), which went into effect on March 21, 2022. In light of these and other developments relating to cross-border data transfer, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. As a result of these developments, we and our customers may face regulators in the EEA, Switzerland, and the United Kingdom applying different standards to certain data transfers or requiring additional steps in connection with data transfers, and may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, and we may be required to implement additional contractual and technical safeguards for the lawful transfer of personal data. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, Switzerland and the United Kingdom and may experience hesitancy, reluctance, or refusal by customers to continue to use our products due to the potential risk exposure to such customers as a result of sentiment in the EEA, Switzerland and the United Kingdom regarding international data transfers and data protection obligations imposed on them. We may be unsuccessful in maintaining conforming means for transferring personal data from the EEA, Switzerland, and the United Kingdom, and our customers may face a risk of enforcement actions by European data protection authorities relating to such transfers. These and the other risks described above could result in harm to our business, operating results and financial condition.
In addition to government regulation, industry groups have established or may establish new and different self-regulatory standards that may legally or contractually apply to us or our customers. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (“PCI DSS”), which relates to the processing of payment card information. Further, our customers increasingly expect us to comply with more stringent privacy, data protection and information security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.
We also expect that there will continue to be changes in interpretations of existing or new laws and regulations, proposed laws, and other obligations, which could impair our or our customers’ ability to process personal data, which could decrease demand for our offerings, impact our marketing efforts, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that these laws and regulations may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our data management practices or the features of our products, and we could face fines, lawsuits, regulatory investigations and other claims and penalties, and we could be required to fundamentally change our products or our business practices, any of which could have an adverse effect on our business. Data protection authorities in the European Union increasingly are focused on the use of online tracking tools and have issued or indicated that they plan to issue rulings which may impact our marketing practices. Any restrictions on using online analytics and tracking tools could lead to substantial costs, require significant changes to our policies and practices, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.
We have incurred substantial expense in complying with data protection legal frameworks and we may be required to make significant changes in our business operations, which may adversely affect our business. Because these new regimes lack a substantial enforcement history, we are unable to predict how emerging standards may be applied to us, and thus, a regulator may subject us to certain actions, fines or public censure. Any actual or perceived inability to adequately address or failure to comply with data protection requirements, even if unfounded, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

The ongoing COVID-19 pandemic could harm our business and results of operations.
The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in many of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The continued spread of the COVID-19 pandemic and the resurgence of infection rates in certain regions has caused us to continue to modify our business practices (including imposing restrictions on employee travel, adapting employee work locations, and holding events and trainings virtually), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which COVID-19 and our precautionary measures may continue to impact our business will depend on future developments, which continue to be uncertain and cannot be predicted at this time, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging and more transmissible COVID-19 variants or mutant strains, and how quickly and to what extent normal economic and operating conditions can resume. It has been and, until the COVID-19 pandemic is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results. The magnitude and duration of the disruption and resulting decline in business activity remains uncertain and could negatively impact our sales and marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to deliver professional services, our ability to recruit employees across the organization which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges, any of which could harm our business.
We are moving toward normal operations on a market-by-market basis in accordance with local guidelines. Our approach may vary among geographies depending on local guidelines, and may change at any time, including in response to new or reimposed precautionary measures as the pandemic evolves. We may incorporate into our ongoing business operations certain business practice modifications implemented in response to the COVID-19 pandemic. These business modifications have and may continue to result in inefficiencies, delays and additional costs, including increased tax compliance obligations, that may adversely affect our business. In regions where we permit our employees to return to our offices and we resume in-person meetings and events, we may face additional challenges and incur additional costs, including those associated with workplace safety protocols, disparate regional safety guidelines and workplace or labor disputes or claims related to COVID-19, which could also negatively impact our business.
In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers, vendors, channel partners and government entities for an indefinite period of time, including in specific regions of the world or sectors of the economy and as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Further, the impact of the COVID-19 pandemic has varied significantly across different industries with certain industries experiencing increased demand for their products and services as the needs of the economy shift, while others have struggled to maintain demand for their products and services consistent with historical levels. Because we have a limited history in understanding these impacts, our ability to adapt our sales and marketing initiatives to such changes may be uncertain and our ability to forecast rates of customer retention and expansion may be negatively impacted. Meanwhile, a shift towards more consumption-based arrangements for our Elastic Cloud offerings, where the timing of revenue recognition is tied to our customers’ actual usage of our products, may further exacerbate such uncertainty as well as the difficulty to forecast customer retention and expansion rates.
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
Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. These variations may be further impacted as more of our Elastic Cloud customers adopt consumption-based arrangements. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:
•our ability to attract new customers and retain existing customers;
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
•general political, geopolitical, economic, industry and market conditions;
•the military conflict between Russia and Ukraine and the related impact on macroeconomic conditions;
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
•the impact of changing inflation and interest rates;

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
The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly. For example, the full impact of the COVID-19 pandemic is unknown, and could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. Such fluctuations could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially, and we could face costly lawsuits, including securities class action suits, which could have an adverse effect on our business.
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
In February 2021, with the release of version 7.11 of the Elastic Stack, we changed the source code of Elasticsearch and Kibana that had historically been licensed under Apache 2.0, to be dual licensed under Elastic License 2.0 and the Server Side Public License Version 1.0 (“SSPL”), at the user’s election. Neither the Elastic License nor the SSPL has been approved by the Open Source Initiative or is included in the Free Software Foundation’s list of free software licenses. Further, neither has been interpreted by any court. While the vast majority of downloads of Elasticsearch and Kibana from mid-2018 through early 2021 were licensed under the Elastic License, the removal of the Apache 2.0 alternative could negatively impact certain developers for whom the availability of an open source license was important. In addition, some developers and the companies for whom they work may be hesitant to download or upgrade to new versions of Elasticsearch or Kibana under the Elastic License or SSPL because of uncertainty around how these licenses may be interpreted and enforced. Other developers, including competitors of Elastic such as Amazon, have announced that they have “forked” Elasticsearch and Kibana. For example, Amazon has launched an open source project called OpenSearch based on a forked version of the Elastic Stack, which is licensed under Apache 2.0, and rebranded their existing Elasticsearch Service to OpenSearch Service. The combination of uncertainty around our dual license model and the potential competition from the forked versions of our software may negatively impact adoption of Elasticsearch and Kibana, which in turn could lead to reduced brand and product awareness, ultimately leading to a decline in paying customers, which could harm our ability to grow our business or achieve profitability.
We could be negatively impacted if the Elastic License or SSPL under which some of our software is licensed is not enforceable.
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
If we do not effectively develop and expand our sales and marketing capabilities, including expanding and training and compensating our sales force, we may be unable to add new customers, increase sales to existing customers or expand the value of our existing customers’ subscriptions and our business will be adversely affected.
We dedicate significant resources to sales and marketing initiatives, which require us to invest significant financial and other resources, including in markets in which we have limited or no experience. Our business and results of operations will be harmed if our sales and marketing efforts do not generate significant revenue increases or increases that are smaller than anticipated.
We may not achieve revenue growth from expanding our sales force if we are unable to hire, train, and retain talented and effective sales personnel. We depend on our sales force to obtain new customers and to drive additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the requisite skills and technical knowledge. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient sales personnel to support our growth, and as we introduce new products, solutions and marketing strategies, we may need to re-train existing sales personnel. For example, we may need to provide additional training and development to our sales personnel in relation to selling consumption-based arrangements and expanding customer usage of our offerings over time. New hires also require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. As we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions and our business model. Additionally, we may need to evolve our sales compensation plans to drive the growth of our Elastic Cloud offerings with consumption-based arrangements. Such changes might have adverse consequences if not designed effectively. If we are unable to hire and train sufficient numbers of effective sales personnel, our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or our sales and marketing programs, including our sales compensation plans, are not effective, our growth and results of operations could be negatively impacted and our business will be harmed.
Our ability to increase sales of our offerings is highly dependent on the quality of our customer support, and our failure to offer high quality support would have an adverse effect on our business, reputation and results of operations.
After our products are deployed within our customers’ IT environments, our customers depend on our technical support services to resolve issues relating to our products. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our products, our ability to renew or sell additional subscriptions to existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with potential customers could be damaged. Many larger enterprise and government entity customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these enterprise customers, it may be more difficult to grow sales with them.
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
We rely significantly on revenue from subscriptions and, because we recognize the vast majority of the revenue from subscriptions, either based on actual consumption or monthly, over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for the substantial majority of our revenue, comprising 93%, 93% and 92% of total revenue for the years ended April 30, 2022, 2021 and 2020, respectively. We recognize the vast majority of our subscription revenue, either based on actual consumption or monthly, over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.
We do not have an adequate history with our consumption-based arrangements for our Elastic Cloud offerings to accurately predict the long-term rate of customer adoption or renewal, or the impact it will have on our near-term or long-term revenue or operating results.
We expect that our consumption-based arrangements for our Elastic Cloud offerings will continue to increase, both in amount and as a percentage of our total revenue. Because we recognize revenue under a consumption-based arrangement based on actual customer consumption, we do not have the same visibility into the timing of revenue recognition as we do under subscription arrangements where revenue is recognized on a predetermined schedule over the subscription term. Additionally, customers may consume our products at a different pace than we expect. For these reasons, our revenue may be less predictable or more variable than our historical revenue, and our actual results may differ materially from our forecasts.
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
Incorrect implementation or use of our software, or our customers’ failure to update our software, could result in customer dissatisfaction and negatively affect our business, operations, financial results, and growth prospects.
Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. If our products are not implemented, configured, updated or used correctly or as intended, or in a timely manner, inadequate performance, errors, loss of data, corruptions and/or security vulnerabilities may result. For example, there have been and may in the future continue to be, reports of our customers not properly securing implementations of our products, which can result in unprotected data. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software, or our customers’ failure to update our software or our failure to train customers on how to use our software productively, may result in customer dissatisfaction, negative publicity and may adversely affect our reputation and brand. Failure by us to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, and adversely affect our business and growth prospects.
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
Any security breach or incident, including those resulting from a cybersecurity attack, phishing attack, unauthorized access, unauthorized usage, virus, malware, ransomware, denial of service, credential stuffing attack, supply chain attack, hacking or similar breach involving our networks and systems, or those of third parties upon which we rely, could result in the loss of confidential information, including personal data, disruption to our operations, significant remediation costs, lost revenue, increased insurance premiums, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations, and security breaches and incidents may arise from other sources, such as employee or contractor error or malfeasance. Cyber threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. As a provider of security solutions, we have been and may continue to be specifically targeted by bad actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry is experiencing an increase in phishing attacks and unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. If our security measures are breached or otherwise compromised as a result of third-party action, employee or contractor error, defect, vulnerability or bug in our products or products of third parties upon which we rely, malfeasance or otherwise, including any such breach or compromise resulting in someone obtaining unauthorized access to our confidential information, including personal data or the confidential information or personal data of our customers or others, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption, unavailability, or destruction of our or others’ confidential information and personal data, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security incident or breach, and we may face difficulties or delays in identifying and responding to any security breach or incident.
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
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Security risks are also heightened during the ongoing COVID-19 pandemic as more individuals are working remotely and utilizing home networks for transmitting information, and reported ransomware incidents with significant operational impacts also appear to be escalating in frequency and degree. Also, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services as well as retaliatory cybersecurity attacks from Russian and Russian-affiliated actors against companies with a U.S. presence. We may be at heightened risk of such retaliatory attacks due to our decision to no longer sell our products to companies in Russia or Belarus until further notice and to support Ukraine by, among other things, providing free access to Elastic Cloud solutions, including our platinum security capabilities, for organizations in Ukraine. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cyberattacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial, and reputational harms that may arise from such an incident.
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
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions such as a security incident, increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer liabilities, penalties, fines, increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Further, supply chain disruptions due to the Russian invasion of Ukraine and any impacts that may have on our third-party service providers may disrupt our business operations. Any of such disruptions may adversely impact our business and our financial condition, results of operations or cash flows could be adversely affected until we replace such providers or develop replacement technology or operations. In addition, if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships, it could adversely affect our business and financial results.
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
Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer, Ashutosh Kulkarni, and Chief Technology Officer, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. Any search for senior management in the future or any search to replace the loss of any senior management may be prolonged, and we may not be able to attract a qualified candidate or replacement, as applicable, in a timely manner or at all, particularly as potential candidates may be wary to transition during the unstable economic conditions caused by the COVID-19 pandemic and geopolitical events. Furthermore, the COVID-19 pandemic could make it more difficult to onboard, provide training to and integrate any senior management or key employees, which could adversely affect their productivity and our business. If we are unable to mitigate these or other similar risks as we experience management turnover, our business, results of operation and financial condition may be adversely affected.
In January 2022, Shay Banon transitioned from the role of Chief Executive Officer and Chairman of the Board to the role of Chief Technology Officer, Chetan Puttagunta, Lead Independent Director, was appointed Chairman of the Board, and Ashutosh Kulkarni transitioned from the role of Chief Product Officer to acting Chief Executive Officer. Mr. Kulkarni was also appointed to the Board by shareholders at an extraordinary general shareholder meeting on March 9, 2022, and this appointment confirmed his position as Chief Executive Officer. If we are not successful in managing the transition of our Chief Executive Officer, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business.
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
Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the offerings of several different companies, including offerings that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own offerings or those of our competitors, fail to provide adequate technical integration with their own offerings, fail to meet the needs of our customers, or fail to deliver professional services to our customers, our ability to grow our business and sell our offerings may be harmed. Our partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our results of operations.
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
Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings. Additionally, currency fluctuations in certain countries and regions, as well as the inflation and interest environment, may negatively impact actual prices that customers and channel partners are willing to pay in those countries and regions. Any decrease in the sales prices for our offerings, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely impacted by a shift in the mix of our subscriptions from self-managed to our cloud offering, for which we incur hosting costs, as well as any increase in our mix of professional services relative to subscriptions. We may not be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to a number of factors, and we expect that revenue from Elastic Cloud will continue to become a larger part of our revenue mix. Due to the differing revenue recognition policies applicable to our subscriptions and professional services, shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Our introduction of consumption-based arrangements for our Elastic Cloud offerings, where the revenue we recognize is tied to our customers’ actual usage of our products, may further exacerbate the variation in our revenue. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our ordinary shares could decline.
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. There can be no assurance that any ongoing patent applications we may have will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation has in the past and may in the future be necessary to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation.
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
As of April 30, 2022, we had customers located in over 125 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of April 30, 2022, we had employees located in over 40 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
•political and economic instability related to international disputes, such as the military conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict, which may negatively impact our customers, partners, and vendors;
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
•risks resulting from changes in currency exchange rates and rising inflation;
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
•risks relating to enforcement of U.S. export control laws and regulations including the Export Administration Regulations, and trade and economic sanctions, including restrictions promulgated by OFAC, and other similar trade protection regulations and measures in the United States or in other jurisdictions;
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification and security requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government sector, U.S. state government sector, or government sectors of countries other than the United States until we have obtained the revised certification or met the changed security requirements. If we are unable to timely meet such requirements, our ability to compete for and retain federal government contracts may be diminished, which could adversely affect our business, results of operations and financial condition.
Government entities may have statutory, contractual, or other legal rights to terminate contracts with us or our channel partners for convenience or due to a default, and any such termination may adversely affect our future results of operations. Government demand and payment for our offerings may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings or exercise of options under multi-year contracts. Contracts with government agencies, including classified contracts, are subject to extensive, evolving and sometimes complex regulations, as well as audits and reviews of contractors’ administrative processes and other contract related compliance obligations. Breaches of government contracts, failure to comply with applicable regulations or unfavorable findings from government audits or reviews could result in contract terminations, reputational harm or other adverse consequences, including but not limited to ineligibility to sell to government agencies in the future, the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability, which could adversely affect our results of operations in a material way.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States and other jurisdictions, are subject to change and interpretation. These changes include the introduction of a global minimum tax at a rate of 15% under the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, agreed upon by 137 jurisdictions under the Organisation for Economic Co-operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS), which is expected to enter into force in 2023. In addition, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The provision is expected to decrease cash flows from operations and increase net deferred tax assets by a similar amount for our U.S. operations. Any new legislation or interpretations of existing legislation could impact our tax obligations in countries where we do business or cause us to change the way we operate our business and result in increased taxation of our international earnings.
The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Tax authorities examine and may audit our income tax returns and other non-income tax returns, such as payroll, sales, value-added, net worth or franchise, property, goods and services, and excise taxes, in both the United States and foreign jurisdictions. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for or benefit from, as applicable, income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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
As of April 30, 2022, we had net operating loss carryforwards (“NOLs”) for Dutch, United States (Federal and State, respectively) and United Kingdom income tax purposes of $758.4 million, $1,002.5 million, $651.8 million and $67.5 million, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize NOLs could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
A portion of our subscriptions are generated and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly against the Euro. In part as a result of the COVID-19 pandemic and Russia’s recent invasion of Ukraine, foreign currency exchange rates have been and could continue to be subject to increased volatility. The strengthening of the U.S. dollar increases the real cost of our offerings to our non-U.S. dollar customers, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If the strength of the U.S. dollar increases, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
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
Our software and services, in some cases, are subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our software and services to certain countries and end-users for certain end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions in many cases prohibit the export of software and services to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict continue or further escalate. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world, and information available on the users of these offerings is, in some cases, limited. In addition, because we incorporate encryption functionality into our products, we are also subject to certain provisions of these laws that apply to encryption items. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
In addition, various countries regulate the export and import of certain encryption software and technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products and services or could limit our end-customers’ ability to implement our products in those countries. Specifically, export restrictions recently imposed on Russia and Belarus limit the export of encryption software and related source code and technology to these locations, which severely limited and could continue to limit our ability to provide our software and services to these countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. The following developments could result in decreased use of our products and services by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets could adversely affect our business, financial condition and operating results.
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
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, stock prices of companies with significant operating losses have recently declined significantly, and in many instances more significantly than companies with operating profits. The economic impact and uncertainty of the ongoing COVID-19 pandemic, as well as Russia’s recent invasion of Ukraine, have exacerbated this volatility in both the overall stock markets and the market price of our ordinary shares. A significant decline in the price of our shares could have an adverse impact on investor confidence and employee retention. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. The market price of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•any major changes in our management or our board of directors, such as the transition of our former Chief Executive Officer, Shay Banon, to the role of Chief Technology Officer and the transition of our former Chief Product Officer, Ash Kulkarni, to the role of Chief Executive Officer;
•general economic conditions and slow or negative growth of our markets, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine, and the general inflation and interest rate environment; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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
Our executive officers and directors together beneficially own a significant amount of our outstanding ordinary shares. As a result, these shareholders, acting together, will have significant influence over matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of association and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.
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
In addition, holders of an aggregate of 17,343,020 ordinary shares, based on shares outstanding as of April 30, 2022, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plans, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of April 30, 2022, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
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
General Risk Factors
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of inflation, the Russian invasion of Ukraine or COVID-19 pandemic, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, changes in inflation and interest rates, energy costs, political instability or unrest and new developments resulting from recent elections and changes of administration, natural catastrophes, warfare, infectious diseases and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, Russia’s invasion of Ukraine and resulting international political crisis could have significant negative macroeconomic consequences, including on the businesses of our customers and partners and negatively impact their spending on our offerings.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. We have in the past acquired, and expect in the future to acquire, businesses that we believe will complement or augment our existing business. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize acquired technology or personnel, realize anticipated synergies from acquisitions, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ordinary shares. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may acquire development stage companies that are not yet profitable, and that require continued investment, which could adversely affect our results of operations and liquidity. The occurrence of any of these risks could harm our business, results of operations, and financial condition.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and accounting of intangible assets.
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
None.
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
Item 3. Legal Proceedings.
The information called for by this Item is incorporated herein by reference to Part II, Item 8. “Financial Statements and Supplementary Data,” Note 8, “Commitments and Contingencies” included in this Annual Report on Form 10-K.
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
Holders of Record
As of June 16, 2022 there were 75 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
ESTC
S&P 500
S&P 500 IT
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
10/5/2018
4/30/2019
10/31/2019
4/30/2020
10/31/2020
4/30/2021
10/31/2021
4/30/2022

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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. Our fiscal year end is April 30.
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the years ended April 30, 2022 and 2021 and year-to-year comparisons between the years ended April 30, 2022 and 2021. A discussion of our financial condition and results of operations for the year ended April 30, 2020 and year-to-year comparisons between years ended April 30, 2021 and 2020 that is not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2021, filed with the SEC on June 25, 2021, and is incorporated by reference herein.
Overview
Elastic is a data analytics company built on the power of search. Our platform, which is available as both a hosted, managed service across public clouds as well as self-managed software, allows our customers to almost instantly find insights from large amounts of data and take action. We offer three search-powered solutions – Enterprise Search, Observability, and Security – that are built into the platform. We help organizations, their employees, and their customers find what they need faster, while keeping mission-critical applications running smoothly, and protecting against cyber threats.
Our platform is built on the Elastic Stack, a powerful set of software products that ingest data from any source, in any format, and perform search, analysis, and visualization of that data. At the core of the Elastic Stack is Elasticsearch - a highly scalable document store and search engine, and the only data store for all of our solutions and use cases. The Elastic Stack can be used by developers to power a variety of use cases. It is a distributed, real-time search and analytics engine and data store for all types of data including textual, numerical, geospatial, structured, and unstructured.
We make our platform available as a hosted, managed service. Customers can also deploy our platform across hybrid clouds, public or private clouds, and multi-cloud environments. As digital transformation and cloud adoption drive mission critical business functions online and to the cloud, we believe that every company will need to build around a search-based data analytics platform, one which brings speed, scale, and relevance to the vast volumes of data being generated. During the year ended April 30, 2022, we acquired 100% of the share capital of cmdWatch Security Inc. (“Cmd”), Build Security Ltd. (“build.security”) and Optimyze.cloud Inc. (“Optimyze”) for a combined total consideration of $135.0 million. With these acquisitions, we will be able to extend cloud security protections for our customers from endpoint to cloud workload and provide our customers with cloud security protections from build-time, to deployment-time, to runtime, and extend our Observability solution to enable “always on” continuous profiling for infrastructure, applications, and services.
Our business model is based primarily on a combination of a paid Elastic-managed hosted service offering and paid and free proprietary self-managed software. Our paid offerings for our platform are sold via subscription through resource-based pricing, and all customers and users have access to all solutions. In Elastic Cloud, our family of cloud-based offerings under which we offer our software as a hosted, managed service, we offer various subscription tiers tied to different features. For users who download our software, we make some of the features of our software available for free, allowing us to engage with a broad community of developers and practitioners and introduce them to the value of the Elastic Stack. We believe in the importance of an open software development model, and we develop the majority of our software in public repositories as open code under a proprietary license. Unlike some companies, we do not build an enterprise version that is separate from our free distribution. We offer a single code base across both our self-managed software and Elastic-hosted services. All of these actions help us build a powerful commercial business model that we believe is optimized for product-led growth.
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically have terms of one to three years and we usually bill for them annually in advance. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 93%, 93% and 92% of total revenue for the years ended April 30, 2022, 2021, and 2020, respectively. We also generate revenue from consulting and training services.
We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or downloaded our software. As of April 30, 2022, we had over 18,600 customers compared to over 15,000 customers and over 11,300 customers as of April 30, 2021 and 2020, respectively. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending, but can significantly grow their spending. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and applying our products to new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 960, over 730, and over 610 as of April 30, 2022, 2021 and 2020, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both initial conversion of users into customers and additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.
We have experienced significant growth, with revenue increasing to $862.4 million for the year ended April 30, 2022 from $608.5 million for the year ended April 30, 2021 and $427.6 million for the year ended April 30, 2020, representing year-over-year growth of 42% for each of the years ended April 30, 2022 and 2021. For the year ended April 30, 2022, revenue from outside the United States accounted for 44% of our total revenue. For our non-U.S. operations, the majority of our revenue and expenses are denominated in currencies such as the Euro and British pound. No customer represented more than 10% of our total revenue for the years ended April 30, 2022, 2021, and 2020. We have not been profitable to date. For the years ended April 30, 2022, 2021 and 2020, we incurred net losses of $203.8 million, $129.4 million and $167.2 million, respectively. Our net cash provided by operating activities was $5.7 million and $22.5 million for the years ended April 30, 2022 and 2021, respectively and cash used in operating activities for the year ended April 30, 2020 was $30.6 million. We have experienced losses in each year since our incorporation and as of April 30, 2022, had an accumulated deficit of $817.2 million. We expect we will continue to incur net losses for the foreseeable future. There can be no assurance as to when we may become profitable.
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 2,978 employees as of April 30, 2022.
In July 2021, we issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. We intend to continue to use the net proceeds from the offering of the Senior Notes for general corporate purposes, which may include capital expenditures, investments and working capital. In addition, in the past we have considered, and may continue to consider, acquisitions and strategic transactions, and we may use the net proceeds of this offering for such purposes.
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

In response to the COVID-19 pandemic and in an effort to focus on maintaining business continuity and preparing for the future and long-term success of our business, we have taken precautionary measures intended to help minimize the risk of the virus to our employees, customers, and the communities in which we operate, including modifying our business practices, such as suspending employee travel, adapting employee work locations, and holding events and trainings virtually. Further, we also temporarily reduced the pace of investments in our business in response to the COVID-19 pandemic in the first quarter of fiscal 2021, but began to gradually increase our investments in our business in subsequent quarters. We intend to continue to make additional investments in the business in fiscal 2023. We continue to monitor the major impacts of the COVID-19 pandemic and make changes in our business as appropriate, in response to such impacts. See “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of additional risks.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the years ended April 30, 2022, 2021 and 2020, Elastic Cloud contributed 35%, 27% and 22% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
Growing the Elastic community. Our strategy consists of providing access to source available software, on both a paid and free basis, and fostering a community of users and developers. Our strategy is designed to pursue what we believe to be significant untapped potential for the use of our technology. After developers begin to use our software and start to participate in our developer community, they become more likely to apply our technology to additional use cases and evangelize our technology within their organizations. This reduces the time required for our sales force to educate potential leads on our solutions. In order to capitalize on our opportunity, we intend to make further investments to keep the Elastic Stack accessible and well known to software developers around the world. We intend to continue to invest in our products and support and engage our user base and developer community through content, events, and conferences in the U.S. and internationally. Our results of operations may fluctuate as we make these investments.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as their ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current

Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was slightly below 130% for the year ended April 30, 2022.
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
A portion of the revenue from self-managed subscriptions is generally recognized up front at the point in time when the license is delivered. This revenue is presented as License – self-managed in our consolidated statements of operations. The remainder of revenue from self-managed subscriptions is recognized ratably over the subscription term. Revenue from subscriptions that require access to the cloud or that are hosted and managed by us is recognized ratably over the subscription term or on a usage basis for consumption-based arrangements; both are presented within Subscription – self-managed and SaaS in our consolidated statements of operations.
Professional services.  Professional services is composed of consulting services as well as public and private training. Revenue for professional services is recognized as these services are delivered.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of interest expense, gains and losses from transactions denominated in a currency other than the functional currency, and interest income.
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

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Revenue
License - self-managed	$76,964	$67,994	$53,536
Subscription - self-managed and SaaS	721,806	499,345	338,634
Total subscription revenue	798,770	567,339	392,170
Professional services	63,604	41,150	35,450
Total revenue	862,374	608,489	427,620
Cost of revenue (1)(2)(3)
Cost of license - self-managed	1,548	1,386	948
Cost of subscription - self-managed and SaaS	176,656	121,127	84,819
Total cost of revenue - subscription	178,204	122,513	85,767
Cost of professional services	53,990	38,541	36,923
Total cost of revenue	232,194	161,054	122,690
Gross profit	630,180	447,435	304,930
Operating expenses (1)(2)(3)(4)
Research and development	273,761	199,203	165,370
Sales and marketing	406,658	273,877	219,040
General and administrative	123,441	103,833	91,625
Total operating expenses	803,860	576,913	476,035
Operating loss (1)(2)(3)(4)	(173,680)	(129,478)	(171,105)
Other income (expense), net
Interest expense	(20,716)	(185)	—
Other income (expense), net	(3,393)	7,949	1,963
Loss before income taxes	(197,789)	(121,714)	(169,142)
Provision for (benefit from) income taxes	6,059	7,720	(1,968)
Net loss	$(203,848)	$(129,434)	$(167,174)
(1) Includes stock-based compensation expense as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cost of revenue
Cost of subscription - self managed and SaaS	$8,368	$7,105	$4,147
Cost of professional services	6,463	4,824	2,980
Research and development	59,911	35,267	23,621
Sales and marketing	45,798	31,581	19,334
General and administrative	20,654	14,903	9,925
Total stock-based compensation expense	$141,194	$93,680	$60,007

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	$681	$674	$349
Cost of professional services	712	661	178
Research and development	3,316	3,670	2,179
Sales and marketing	4,287	5,399	3,237
General and administrative	965	3,972	1,550
Total employer payroll tax on stock transactions	$9,961	$14,376	$7,493
(3) Includes amortization of acquired intangible assets as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cost of Revenue
Cost of license - self-managed	$1,548	$1,386	$948
Cost of subscription - self-managed and SaaS	8,955	7,051	5,820
Sales and marketing	5,280	5,730	3,300
Total amortization of acquired intangibles	$15,783	$14,167	$10,068
(4) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Research and development	$6,104	$—	$34
Sales and marketing	—	—	522
General and administrative	1,528	—	17,418
Total acquisition-related expenses	$7,632	$—	$17,974

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Year Ended April 30,
	2022	2021	2020
Revenue
License - self-managed	9%	11%	13%
Subscription - self-managed and SaaS	84%	82%	79%
Total subscription revenue	93%	93%	92%
Professional services	7%	7%	8%
Total revenue	100%	100%	100%
Cost of revenue (1)(2)(3)
Cost of license - self-managed	0%	0%	0%
Cost of subscription - self-managed and SaaS	21%	20%	20%
Total cost of revenue - subscription	21%	20%	20%
Cost of professional services	6%	6%	9%
Total cost of revenue	27%	26%	29%
Gross profit	73%	74%	71%
Operating expenses (1)(2)(3)(4)
Research and development	32%	33%	39%
Sales and marketing	47%	45%	51%
General and administrative	14%	17%	21%
Total operating expenses	93%	95%	111%
Operating loss (1)(2)(3)(4)	(20)%	(21)%	(40)%
Other income (expense), net
Interest expense	(3)%	0%	0%
Other income (expense), net	0%	1%	0%
Loss before income taxes	(23)%	(20)%	(40)%
Provision for (benefit from) income taxes	1%	1%	(1)%
Net loss	(24)%	(21)%	(39)%
(1) Includes stock-based compensation expense as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cost of revenue
Cost of subscription - self managed and SaaS	1%	1%	1%
Cost of professional services	1%	1%	—%
Research and development	7%	6%	6%
Sales and marketing	5%	5%	5%
General and administrative	2%	2%	2%
Total stock-based compensation expense	16%	15%	14%

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cost of Revenue
Cost of subscription - self managed and SaaS	—%	—%	—%
Cost of professional services	—%	—%	—%
Research and development	—%	—%	1%
Sales and marketing	1%	1%	1%
General and administrative	—%	1%	—%
Total employer payroll tax on stock transactions	1%	2%	2%
(3) Includes amortization of acquired intangible assets as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cost of Revenue
Cost of license - self-managed	—%	—%	—%
Cost of subscription - self-managed and SaaS	1%	1%	1%
Sales and marketing	1%	1%	1%
Total amortization of acquired intangibles	2%	2%	2%
(4) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Research and development	1%	—%	—%
Sales and marketing	—%	—%	—%
General and administrative	—%	—%	4%
Total acquisition-related expenses	1%	—%	4%
Comparison of Fiscal Years Ended April 30, 2022 and 2021
Revenue

	Year Ended April 30,		Change
	2022	2021	$	%
	(in thousands)
Revenue
License - self-managed	$76,964	$67,994	$8,970	13%
Subscription - self-managed and SaaS	721,806	499,345	222,461	45%
Total subscription revenue	798,770	567,339	231,431	41%
Professional services	63,604	41,150	22,454	55%
Total revenue	$862,374	$608,489	$253,885	42%

Total subscription revenue increased by $231.4 million, or 41%, for the year ended April 30, 2022 compared to the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 18,600 customers for the year ended April 30, 2022 compared to over 15,000 customers in the prior year.

Professional services revenue increased by $22.5 million, or 55%, for the year ended April 30, 2022 compared to the prior year. The increase in professional services revenue was attributable to increased adoption of our professional services offerings.
Cost of Revenue and Gross Margin

	Year Ended April 30,		Change
	2022	2021	$	%
	(in thousands)
Cost of revenue
Cost of license - self-managed	$1,548	$1,386	$162	12%
Cost of subscription - self-managed and SaaS	176,656	121,127	55,529	46%
Total cost of revenue - subscription	178,204	122,513	55,691	45%
Cost of professional services	53,990	38,541	15,449	40%
Total cost of revenue	$232,194	$161,054	$71,140	44%
Gross profit	$630,180	$447,435	$182,745	41%
Gross margin:
License - self-managed	98%	98%
Subscriptions - self-managed and SaaS	76%	76%
Total subscription margin	78%	78%
Professional services	15%	6%
Total gross margin	73%	74%
Total cost of subscription revenue increased by $55.7 million, or 45%, for the year ended April 30, 2022 compared to the prior year. This increase was primarily due to an increase of $42.1 million in cloud infrastructure costs and an increase of $6.8 million in personnel and related charges. In addition, third-party consulting and partner costs increased by $2.9 million and amortization of acquired intangible assets increased by $1.9 million. The increase in personnel and related costs includes an increase of $4.9 million in salaries and related taxes and an increase of $1.3 million in stock-based compensation expense. Total subscription margin remained flat at 78% for the year ended April 30, 2022 compared to the prior year.
Cost of professional services revenue increased by $15.4 million, or 40%, for the year ended April 30, 2022 compared to the prior year. This increase was primarily due to an increase of $7.6 million in personnel and related costs, including increases of $5.2 million in salaries and related taxes and $1.6 million in stock-based compensation driven by an increase in headcount in our professional services organization. In addition, subcontractor costs increased by $6.4 million and travel costs increased by $0.6 million.
Gross margin for professional services revenue was 15% for the year ended April 30, 2022 compared to 6% for the prior year. The increase in margin is primarily due to the increase in revenue, and a lower than proportionate increase in cost of professional services revenue. We continue to invest in headcount for our professional services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future as COVID-19 risks and travel restrictions abate. Our gross margin for professional services may fluctuate, decline or be negative in the near-term as we seek to expand our professional services business.
Operating Expenses
Research and development

	Year Ended April 30,		Change
	2022	2021	$	%
	(in thousands)
Research and development	$273,761	$199,203	$74,558	37%
Research and development expense increased by $74.6 million, or 37%, for the year ended April 30, 2022 compared to the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $64.9 million as a result of growth in headcount. In addition, cloud infrastructure costs related to our research and development activities increased by $3.1 million, consulting costs increased by $3.1 million, and travel costs increased by $2.6 million. The increase in personnel and related costs includes an increase of $29.7 million in salaries and related taxes, an increase of $24.6 million in stock-based compensation expense, an increase of $6.1 million in acquisition related compensation, and an increase of $2.8 million in employee benefits expense.
Sales and marketing

	Year Ended April 30,		Change
	2022	2021	$	%
	(in thousands)
Sales and marketing	$406,658	$273,877	$132,781	48%
Sales and marketing expense increased by $132.8 million, or 48%, for the year ended April 30, 2022 compared to the prior year. This increase was primarily due to an increase of $110.2 million in personnel related costs and a $4.1 million increase in software and equipment charges due to growth in headcount. In addition, marketing expenses increased by $9.3 million and travel costs increased by $7.4 million. The increase in personnel and related costs includes an increase of $60.1 million in salaries and related taxes, an increase of $23.8 million in commission expense, an increase of $14.2 million in stock-based compensation expense and an increase of $7.4 million in employee benefits expense.
General and administrative

	Year Ended April 30,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$123,441	$103,833	$19,608	19%
General and administrative expense increased by $19.6 million, or 19%, for the year ended April 30, 2022 compared to the prior year. This increase was primarily due to an increase of $10.3 million in personnel related costs and a $1.1 million increase in software and equipment charges due to headcount growth. In addition, legal and professional fees increased by $7.0 million, consulting expense increased by $1.2 million and travel costs increased by $1.1 million. These increases were partially offset by a $2.2 million decrease in bad debt expense related to expected credit losses on accounts receivable and write-off of uncollectible balances. The increase in personnel and related costs includes an increase of $5.8 million in stock-based compensation expense, an increase of $4.3 million in salaries and related taxes, an increase of $1.1 million in employee benefits expense which were partially offset by a decrease of $1.4 million in recruiting costs.
Other Income, Net

	Year Ended April 30,		Change
	2022	2021	$	%
	(in thousands)
Other income (expense), net	$(24,109)	$7,764	$(31,873)	(411)%
Other expense was $24.1 million for the year ended April 30, 2022 compared to other income of $7.8 million in the prior year. This was primarily due to a net increase in interest expense of $20.6 million related to the issuance of our Senior Notes during the current fiscal year. In addition, we recognized a foreign currency transaction loss of $3.6 million in the current fiscal year compared to a foreign currency transaction gain of $7.7 million in the prior year.
Provision for Income Taxes

	Year Ended April 30,		Change
	2022	2021	$	%
	(in thousands)
Provision for income taxes	$6,059	$7,720	$(1,661)	(22)%
The provision for income taxes decreased $1.7 million, or 22%, for the year ended April 30, 2022 compared to the prior year. The decrease in tax expense is primarily due to a decrease in income taxes from foreign subsidiaries. The tax benefit for stock-based compensation was partially offset by a valuation allowance for deferred tax assets in the United States, the Netherlands, and the United Kingdom. Our effective tax rate was (3.1)% and (6.3)% of our net loss before taxes for the years ended April 30, 2022 and 2021, respectively.

Liquidity and Capital Resources
As of April 30, 2022, we had cash and cash equivalents and restricted cash of $860.9 million and $2.7 million, respectively, and working capital of $570.4 million. Our restricted cash consists primarily of cash deposits with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $817.2 million as of April 30, 2022. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$5,672	$22,545	$(30,564)
Net cash used in investing activities	$(127,271)	$(1,518)	$(29,187)
Net cash provided by financing activities	$602,127	$77,258	$58,539
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the year ended April 30, 2022 was $5.7 million, which resulted from a net loss of $203.8 million adjusted for non-cash charges of $230.2 million and net cash outflow of $20.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $140.6 million for stock-based compensation expense, $60.7 million for amortization of deferred contract acquisition costs, $19.7 million of depreciation and intangible asset amortization expense, $8.6 million in non-cash operating lease costs, net foreign currency transaction loss of $2.0 million, amortization of debt issuance costs of $0.8 million, and $0.1 million of other expenses which were partially offset by an increase of $2.4 million in deferred tax assets. The net cash outflow from changes in operating assets and liabilities was the result of an increase of $62.2 million in accounts receivable due to higher billings and timing of collections from our customers, an increase in deferred contract acquisition costs of $96.8 million as our sales commissions increased due to increased business volume, a decrease of $8.9 million in operating lease liabilities, and an increase of $2.6 million in prepaid and other assets. These outflows were partially offset by an $83.8 million increase in deferred revenue due to higher billings and a net increase of $66.0 million in accounts payable, accrued expenses and accrued compensation and benefits due to growth in our business and higher headcount.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $127.3 million during the year ended April 30, 2022 was primarily due to cash used in acquisitions of $119.9 million, capitalization of $4.9 million in internal-use software costs, and $2.5 million of capital expenditures during the period.
Net cash used in investing activities of $1.5 million during the year ended April 30, 2021 was primarily due to $3.9 million of capital expenditures and capitalization of $0.3 million in internal-use software costs during the period, partially offset by cash provided by other investing activities of $2.7 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $602.1 million during the year ended April 30, 2022 was due to the proceeds of $575.0 million from the issuance of our Senior Notes and $36.4 million of proceeds from stock option exercises, partially offset by $9.3 million payments of debt issuance costs.
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
Contractual Obligations and Commitments
Our principal commitments consist of our purchase obligations under non-cancellable agreements for cloud hosting, subscription software, and sales and marketing, future non-cancelable minimum rental payments under operating leases for our offices, and interest payments due on our Senior Notes. As of April 30, 2022, we had purchase commitments of $415.7 million related to cloud hosting services, future minimum lease payment commitments of $29.8 million, and purchase commitments of $36.2 million related to other contracts. See Note 8 “Commitments and contingencies” and Note 9 “Leases” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion of our cloud hosting obligations and future non-cancelable minimum rental payments, respectively.
In July 2021, we issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 in a private placement. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year. See Note 7 “Senior Notes” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, as of April 30, 2022, we had $2.5 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2023.
Our contractual commitment amounts are associated with agreements that are enforceable and legally binding and do not include obligations under contracts that we can cancel without a significant penalty. Purchase orders issued in the ordinary course of business are also excluded, as our purchase orders represent authorizations to purchase rather than binding agreements.
We have also excluded unrecognized tax benefits from the contractual obligations. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments. We believe that these matters will likely not be resolved in the next 12 months and accordingly we have classified the estimated liability as non-current in the consolidated balance sheet. For further information see Note 13 “Income taxes” of our accompanying Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth below involve a higher degree of judgment and complexity in their application than our other significant accounting policies.
Accounting policies that have a significant impact on our results are described in Note 2 “Summary of Significant Accounting Policies” to our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The accounting policies discussed in this section are those that we consider to involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent our actual results differ materially from those estimates and assumptions, our future financial statements could be affected.
Revenue Recognition
Our contracts with customers include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, reputation, and financial or other information pertaining to the customer. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We have concluded that our contracts with customers generally do not contain warranties that give rise to a separate performance obligation.
Our contracts often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on the prices at which we separately sell these products assuming the majority of these fall within a pricing range. In instances where SSP is not directly observable, such as when we do not sell the software license separately, we derive the SSP using information that may include market conditions and other observable and unobservable inputs which can require significant judgment. There is typically more than one SSP for individual products and services due to the stratification of those products and services by quantity, term of the subscription, sales channel and other circumstances. If one of the performance obligations is outside of the SSP range, we allocate the transaction price considering the midpoint of the SSP range. We also consider if there are any additional material rights inherent in a contract, and if so, we allocate a portion of the transaction price to such rights based on a relative SSP.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs represent costs that are incremental to the acquisition of customer contracts, which consist mainly of sales commissions and associated payroll taxes. We determine whether costs should be deferred based on sales compensation plans if the commissions are in fact incremental and would not have occurred absent the customer contract.
Our sales commissions plan incorporates different commission rates for contracts with new customers and incremental sales to existing customers, and for subsequent subscription renewals. Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for contracts with new customers and incremental sales to existing customers given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid for contracts with new customers and incremental sales to existing customers are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. We determine the period of benefit for commissions paid for contracts with new customers and incremental sales to existing customers by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.

Acquired Intangible Assets
We apply significant judgment in determining the fair value of the intangible assets acquired, which involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, future expected cash flows from acquired customers and acquired technology from a market participant perspective, costs to rebuild developed technology, useful lives and discount rates. While we use our best estimates and judgments, our estimates are inherently uncertain.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $863.6 million as of April 30, 2022. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
In July 2021, we issued $575.0 million aggregate principal amount of 4.125% Senior Notes due 2029 in a private placement. The fair value of the Senior Notes is subject to market risk. In addition, the fair market value of the Senior Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Senior Notes will increase as interest rates fall and decrease as interest rates rise. The interest rate and market value changes affect the fair value of the Senior Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Senior Notes at face value less unamortized debt issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a material impact on our operating results to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally.
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized a foreign currency transaction loss of $3.6 million and a foreign currency transaction gain of $7.7 million for the years ended April 30, 2022 and April 30, 2021, respectively.
As of April 30, 2022, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and British pounds. A 10% increase or decrease in current exchange rates would have an impact of approximately $20.2 million on our cash, cash equivalents, and restricted cash balances.

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
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elastic N.V.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Elastic N.V. and its subsidiaries (the “Company”) as of April 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended April 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Identification and Evaluation of Terms and Conditions in Contracts
As described in Note 2 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when the Company satisfies each performance obligation. The Company’s contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. For the fiscal year ended April 30, 2022, the Company’s revenue was $862.4 million.
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
June 21, 2022

We have served as the Company’s auditor since 2018.

Elastic N.V.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of April 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$860,949	$400,814
Restricted cash	2,688	2,894
Accounts receivable, net of allowance for credit losses of $2,700 and $2,344 as of April 30, 2022 and April 30, 2021, respectively	215,228	160,415
Deferred contract acquisition costs	43,628	36,089
Prepaid expenses and other current assets	41,215	37,002
Total current assets	1,163,708	637,214
Property and equipment, net	7,207	8,881
Goodwill	303,906	198,851
Operating lease right-of-use assets	25,437	25,464
Intangible assets, net	45,800	36,286
Deferred contract acquisition costs, non-current	74,419	50,263
Deferred tax assets	5,811	3,697
Other assets	16,643	12,516
Total assets	$1,642,931	$973,172
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,403	$7,248
Accrued expenses and other liabilities	53,930	28,909
Accrued compensation and benefits	68,002	52,525
Operating lease liabilities	11,219	8,528
Deferred revenue	431,776	352,805
Total current liabilities	593,330	450,015
Deferred revenue, non-current	33,518	44,895
Long-term debt, net	566,520	—
Operating lease liabilities, non-current	16,482	19,649
Other liabilities, non-current	17,648	7,782
Total liabilities	1,227,498	522,341
Commitments and contingencies (Note 8 and 9)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of April 30, 2022 and April 30, 2021	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 94,174,914 shares issued and outstanding as of April 30, 2022 and 90,533,985 shares issued and outstanding as of April 30, 2021	990	948
Treasury stock	(369)	(369)
Additional paid-in capital	1,250,108	1,071,675
Accumulated other comprehensive loss	(18,130)	(8,105)
Accumulated deficit	(817,166)	(613,318)
Total shareholders’ equity	415,433	450,831
Total liabilities and shareholders’ equity	$1,642,931	$973,172
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended April 30,
	2022	2021	2020
Revenue
License - self-managed	$76,964	$67,994	$53,536
Subscription - self-managed and SaaS	721,806	499,345	338,634
Total subscription revenue	798,770	567,339	392,170
Professional services	63,604	41,150	35,450
Total revenue	862,374	608,489	427,620
Cost of revenue
Cost of license - self-managed	1,548	1,386	948
Cost of subscription - self-managed and SaaS	176,656	121,127	84,819
Total cost of revenue - subscription	178,204	122,513	85,767
Cost of professional services	53,990	38,541	36,923
Total cost of revenue	232,194	161,054	122,690
Gross profit	630,180	447,435	304,930
Operating expenses
Research and development	273,761	199,203	165,370
Sales and marketing	406,658	273,877	219,040
General and administrative	123,441	103,833	91,625
Total operating expenses	803,860	576,913	476,035
Operating loss	(173,680)	(129,478)	(171,105)
Other income (expense), net
Interest expense	(20,716)	(185)	—
Other income (expense), net	(3,393)	7,949	1,963
Loss before income taxes	(197,789)	(121,714)	(169,142)
Provision for (benefit from) income taxes	6,059	7,720	(1,968)
Net loss	$(203,848)	$(129,434)	$(167,174)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.20)	$(1.48)	$(2.12)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	92,547,145	87,207,094	78,799,732
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended April 30,
	2022	2021	2020
Net loss	$(203,848)	$(129,434)	$(167,174)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,025)	(6,728)	54
Other comprehensive income (loss)	(10,025)	(6,728)	54
Total comprehensive loss	$(213,873)	$(136,162)	$(167,120)
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2019	73,675,083	$754	$(369)	$581,135	$(1,431)	$(317,077)	$263,012
Issuance of ordinary shares upon exercise of stock options	6,815,098	77	—	61,386	—	—	61,463
Issuance of ordinary shares upon release of restricted stock units	152,688	2	—	—	—	—	2
Ordinary shares issued in connection with the acquisition of Endgame	1,983,663	21	—	167,316	—	—	167,337
Ordinary shares issued in connection with the acquisition of Endgame held in escrow	235,031	2	—	19,824	—	—	19,826
Assumption of stock option plan as consideration for acquisition of Endgame	—	—	—	9,309	—	—	9,309
Repurchase of unvested RSAs	(4,585)	—	—	—	—	—	—
Vesting of ordinary shares subject to repurchase	—	—	—	2,730	—	—	2,730
Stock-based compensation	—	—	—	57,088	—	—	57,088
Net loss	—	—	—	—	—	(167,174)	(167,174)
Foreign currency translation	—	—	—	—	54	—	54
Balances as of April 30, 2020	82,856,978	856	(369)	898,788	(1,377)	(484,251)	413,647
Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	367	367
Issuance of ordinary shares upon exercise of stock options	6,989,222	83	—	77,175	—	—	77,258
Issuance of ordinary shares upon release of restricted stock units	687,785	9	—	(9)	—	—	—
Stock-based compensation	—	—	—	93,018	—	—	93,018
Reclassification of liability-classified awards	—	—	—	2,703	—	—	2,703
Net loss	—	—	—	—	—	(129,434)	(129,434)
Foreign currency translation	—	—	—	—	(6,728)	—	(6,728)
Balances as of April 30, 2021	90,533,985	948	(369)	1,071,675	(8,105)	(613,318)	450,831
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	1,266	—	—	1,266
Issuance of ordinary shares upon exercise of stock options	2,563,287	29	—	36,381	—	—	36,410
Issuance of ordinary shares upon release of restricted stock units	1,077,642	13	—	(13)	—	—	—
Stock-based compensation	—	—	—	140,799	—	—	140,799
Net loss	—	—	—	—	—	(203,848)	(203,848)
Foreign currency translation	—	—	—	—	(10,025)	—	(10,025)
Balances as of April 30, 2022	94,174,914	$990	$(369)	$1,250,108	$(18,130)	$(817,166)	$415,433
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(203,848)	$(129,434)	$(167,174)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	19,728	17,237	12,859
Amortization of deferred contract acquisition costs	60,738	40,991	28,314
Amortization of debt issuance costs	803	—	—
Non-cash operating lease cost	8,636	7,927	7,422
Stock-based compensation expense, net of amounts capitalized	140,612	93,680	60,007
Non-cash acquisition expense settled with shares	—	—	8,834
Deferred income taxes	(2,430)	33	(1,539)
Foreign currency transaction (gain) loss	1,984	(9,507)	—
Other	98	(142)	1,123
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	(62,187)	(24,037)	(46,753)
Deferred contract acquisition costs	(96,755)	(81,137)	(46,217)
Prepaid expenses and other current assets	(3,427)	(4,192)	(2,950)
Other assets	825	(4,107)	5,603
Accounts payable	21,036	(4,775)	5,968
Accrued expenses and other liabilities	27,192	8,118	5,220
Accrued compensation and benefits	17,775	3,867	19,710
Operating lease liabilities	(8,888)	(7,914)	(6,661)
Deferred revenue	83,780	115,937	85,670
Net cash provided by (used in) operating activities	5,672	22,545	(30,564)
Cash flows from investing activities
Purchases of property and equipment	(2,485)	(3,912)	(5,063)
Business acquisitions, net of cash acquired	(119,854)	—	(24,373)
Capitalization of internal-use software	(4,932)	(317)	—
Other	—	2,711	249
Net cash used in investing activities	(127,271)	(1,518)	(29,187)
Cash flows from financing activities
Proceeds from the issuance of debt	575,000	—	—
Proceeds from issuance of ordinary shares upon exercise of stock options	36,410	77,258	61,463
Payments of debt issuance costs	(9,283)	—	—
Repayment of notes payable	—	—	(90)
Payment of withholding taxes related to acquisition expense settled in shares	—	—	(2,834)
Net cash provided by financing activities	602,127	77,258	58,539
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20,599)	6,034	321
Net increase (decrease) in cash, cash equivalents, and restricted cash	459,929	104,319	(891)
Cash, cash equivalents, and restricted cash, beginning of period	403,708	299,389	300,280
Cash, cash equivalents, and restricted cash, end of period	$863,637	$403,708	$299,389
Supplemental disclosures of cash flow information
Cash paid for interest	$12,995	$—	$—
Cash paid (refunds) for income taxes, net	$3,979	$(423)	$3,497
Cash paid for operating lease liabilities	$10,101	$8,957	$7,371
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accounts payable	$150	$10	$101
Operating lease right-of-use assets for new lease obligations	$8,992	$1,120	$12,332
Acquisition-related indemnity holdback	$6,000	$—	$—
Vesting of shares subject to repurchase	$—	$—	$2,730
Issuance of ordinary shares for business acquisition	$—	$—	$178,329
Assumption of stock option plan as consideration for business combination	$—	$—	$9,309
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Elastic N.V. (“Elastic” or the “Company”) was incorporated under the laws of the Netherlands in 2012. It created the Elastic Stack, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization on that data. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. The Company offers three software solutions built into the Elastic Stack: Enterprise Search, Observability, and Security. The Elastic Stack and the Company’s solutions are designed to run in public or private clouds, in hybrid environments, or in multi-cloud environments.
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
For the subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statement of operations. For the years ended April 30, 2022, 2021 and 2020, the Company recognized a re-measurement loss of $3.6 million, a gain of $7.7 million, and a loss of $2.2 million, respectively.

For subsidiaries where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate shareholders’ equity, into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive loss as a component of shareholders’ equity in the consolidated balance sheet.
Comprehensive Loss
The Company’s comprehensive loss includes net loss and unrealized gains and losses on foreign currency translation adjustments.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value, due to the short maturities of these instruments. Our restricted cash consists primarily of cash deposits with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements.
Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheet. Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2022	2021
Cash and cash equivalents	$860,949	$400,814
Restricted cash	2,688	2,894
Cash, cash equivalents and restricted cash	$863,637	$403,708
Short-Term Investments
Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on the nature of the investments, their maturities, and their availability for use in current operations. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. Bank deposits with original maturities greater than three months but less than twelve months and are classified as short-term investments within current assets in the consolidated balance sheet. The Company had no short-term investments as of April 30, 2022 and April 30, 2021.
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
No customer represented 10% or more of net accounts receivable as of April 30, 2022 and 2021. No customer accounted for more than 10% of the Company’s total revenue for the years ended April 30, 2022, 2021 and 2020.
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
The Company does not typically offer right of refund in its contracts. The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio. As of April 30, 2022 and 2021, the allowance for credit losses was $2.7 million and $2.3 million, respectively. Activity related to the Company’s allowance for credit losses was as follows (in thousands):

	Year Ended April 30,
	2022	2021	2020
Beginning balance	$2,344	$1,247	$1,411
Cumulative-effect adjustment from adoption of ASU 2016-13	—	(367)	—
Bad debt expense	2,980	5,095	193
Accounts written off	(2,624)	(3,631)	(357)
Ending balance	$2,700	$2,344	$1,247
Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to the Company’s revenue recognition policy, for fulfilled obligations, but not yet billed. The unbilled accounts receivable balance was $9.2 million and $5.2 million as of April 30, 2022 and 2021, respectively.
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

The Company also capitalizes qualifying implementation costs incurred in a hosting arrangement that is a service contract. These costs are amortized on a straight-line basis over the expected life of the service contract, including consideration of the reasonably certain renewal periods, and are presented in the same income statement line items as the service for the related hosting arrangement. The Company capitalized $5.1 million and $0.3 million of such costs in the years ended April 30, 2022 and 2021, respectively, and these costs are recorded in the other assets, non-current on the consolidated balance sheets. Amortization expense for the fiscal year ended April 30, 2022 was $0.2 million. No amortization expense related to capitalized implementation costs was recorded during the fiscal years ended April 30, 2021 and 2020 as the underlying implementation activities were not complete.
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
Acquisitions
When the Company acquires a business, the Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity or a combination of the two, in a business combination to the identifiable assets and liabilities of the acquired business at their estimated respective fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including, but not limited to, the selection of valuation methodologies, estimates of future revenue and cash flows, costs to rebuild developed technology, discount rates and selection of comparable companies. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to other income, net in the consolidated statement of operations.
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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the acquisition method for accounting and is not amortized. The Company tests goodwill for impairment at least annually, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than book value, then goodwill will be impaired by the amount that the carrying amount exceeds the implied fair value. There was no impairment of goodwill recorded for the years ended April 30, 2022, 2021 and 2020.
Acquired Intangible Assets
Acquired amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

Useful life (in years)
Developed technology	4-5
Customer relationships	4
Trade names	4
Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and amortizable acquired intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company determined that there were no events or changes in circumstances that indicated that its long-lived assets were impaired during the years ended April 30, 2022, 2021 and 2020.
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
The Company contracts with its customers through order forms, which in some cases are governed by master sales agreements. The Company determines that it has a contract with a customer when the order form has been approved, each party’s rights regarding the products or services to be transferred can be identified, the payment terms for the services can be identified, the Company has determined the customer has the ability and intent to pay and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, reputation and financial or other information pertaining to the customer. At contract inception the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company has concluded that its contracts with customers generally do not contain warranties that give rise to a separate performance obligation.
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
(iv)    allocation of the transaction price to the performance obligations; and
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (‘SSP”). The SSP is determined based on the prices at which the Company separately sells these products assuming the majority of these fall within a pricing range. In instances where SSP is not directly observable, such as when we do not sell the software license separately, we derive the SSP using information that may include market conditions and other observable and unobservable inputs which can require significant judgment. There is typically more than one SSP for individual products and services due to the stratification of those products and services by quantity, term of the subscription, sales channel and other circumstances. If one of the performance obligations is outside of the SSP range, the Company allocates the transaction price considering the midpoint of the SSP range. The Company also considers if there are any additional material rights inherent in a contract, and if so, the Company allocates a portion of the transaction price to such rights based on a relative SSP.
(v)    recognition of revenue when the Company satisfies each performance obligation;
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to the customer. Revenue for SaaS offerings that relate to a specified amount of services is recognized on a consumption basis as the customers utilize the services. Revenue from SaaS offerings that are stand-ready arrangements is recognized ratably over the contract period as we satisfy the performance obligation. The Company’s self-managed subscriptions include both upfront revenue recognition when the license is delivered as well as revenue recognized ratably over the contract period for support and maintenance based on the stand-ready nature of these subscription elements.
Professional services comprise consulting services as well as public and private training. Revenue from professional services is recognized as these services are delivered.
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
Advertising
Advertising costs are charged to operations as incurred and recorded in sales and marketing expense in the consolidated statement of operations. Advertising costs were $19.7 million, $16.7 million and $7.7 million for the years ended April 30, 2022, 2021 and 2020 respectively.
Stock-Based Compensation
Compensation expense related to stock awards issued to employees, including stock options and restricted stock units (“RSUs”) is measured at the fair value on the date of the grant and recognized over the requisite service period. The fair value of stock options is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of RSUs is estimated on the date of the grant based on the fair value of the Company’s underlying ordinary shares. Compensation expense for stock options and RSUs is recognized on a straight-line basis over the requisite service period. The Company recognizes forfeitures as they occur.
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
Treasury Shares
Ordinary shares of the Company that are repurchased are recorded as treasury shares at cost and are included as a component of shareholders’ equity. As of April 30, 2022 and 2021, the Company had 35,937 treasury shares that were repurchased at an average price of $10.30 per share.
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
Income Taxes
The Company is subject to income taxes in the Netherlands and numerous foreign jurisdictions. These foreign jurisdictions may have different statutory rates than the Netherlands. The Company records a provision for (benefit from) income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and the tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.
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
Although the Company believes that it has adequately reserved for its uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. As the Company expands internationally, it will face increased complexity, and the Company’s unrecognized tax benefits may increase in the future. The Company makes adjustments to its reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for (benefit from) income taxes in the period in which such determination is made.
Customer Deposits
Certain of the Company’s contracts allow for termination at the customer’s convenience, or the Company may receive prepayments on master sales agreements. In these cases, the Company does not consider a contract to exist past the term in which enforceable rights and obligations exist. Amounts received related to these agreements are classified outside of deferred revenue in the consolidated balance sheet, and these amounts do not represent contract balances. The Company had $3.9 million and $3.2 million of customer deposits included in accrued expenses and other liabilities as of April 30, 2022 and 2021, respectively.
Recently Adopted Accounting Pronouncements

Income Taxes: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, eliminating certain exceptions to the general principles in ASC 740 related to intra-period tax allocation, deferred tax liability and general methodology for calculating income taxes. Additionally, the ASU makes other changes for matters such as franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted ASU No.2019-12 on May 1, 2021. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
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
3. Revenue and Remaining Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Year Ended April 30,
	2022		2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$298,615	35%	$166,319	27%	$92,290	22%
Other subscription	500,155	58%	401,020	66%	299,880	70%
Total subscription revenue	798,770	93%	567,339	93%	392,170	92%
Professional services	63,604	7%	41,150	7%	35,450	8%
Total revenue	$862,374	100%	$608,489	100%	$427,620	100%
During fiscal 2022, the Company updated its disaggregation of revenue breakdown to present revenue by product category. The prior period presentation for the years ended April 30, 2021 and 2020, has been updated to conform to the current year presentation.
Remaining Performance Obligations
As of April 30, 2022, the Company had $932.3 million of remaining performance obligations. As of April 30, 2022, the Company expects to recognize approximately 87% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

4. Fair Value Measurements
Financial Assets
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
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$559,462	$—	$—	$559,462
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$175,007	$—	$—	$175,007
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of April 30, 2022 was approximately $502.2 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Acquisitions
Fiscal 2022 Acquisitions
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
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total preliminary purchase price allocated to developed technology and goodwill was $15.5 million and $58.7 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 5 years, which approximates the pattern in which the developed technology is utilized.

Goodwill resulted primarily from the expectation of enhancing the Company's current security solutions and is not deductible for income tax purposes.
Cmd has been included in the Company’s consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented because they were not material to the consolidated results of operations.
Other Acquisitions
On September 2, 2021 and November 1, 2021, the Company acquired 100% of the share capital of Build Security Ltd. (“build.security”) and Optimyze.cloud Inc. (“Optimyze”), respectively, for a combined total purchase consideration of $57.2 million. The purchase consideration includes an amount of $5.4 million held in Indemnity escrow and $6.0 million held back by the Company for indemnity and will be released upon the 18-month anniversary of the respective acquisitions. These acquisitions were accounted for as business combinations. The total preliminary purchase price allocated to developed technology and goodwill was $9.8 million and $46.7 million, respectively. The developed technology intangible assets from these acquisitions are being amortized on a straight-line basis over a useful life of 5 years which approximates the pattern in which the respective developed technologies are utilized. Goodwill resulted primarily from the expectation of enhancing the Company's current security solutions and the value of the acquired workforce. This goodwill is not deductible for income tax purposes. Build.security and Optimyze have been included in the Company’s consolidated results of operations since their respective acquisition dates. Pro forma and historical results of operations for these acquisitions have not been presented because they were not material to the consolidated results of operations.
Excluded from the combined purchase consideration from these two acquisitions is an amount of $6.3 million, payable in equal installments at the first and the second anniversary of each of the acquisitions, to certain employees of build.security and Optimyze. These amounts are for post-combination services and will be recorded as a post-combination expense over the requisite service periods.
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
Endgame was included in the Company’s consolidated results of operations since the acquisition date. Endgame’s results were immaterial to the Company’s consolidated results for the year ended April 30, 2020.
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

		As of April 30,
	Useful Life (in years)	2022	2021
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$10,863	$10,342
Computer hardware and software	3	1,473	2,319
Furniture and fixtures	3-5	5,753	5,971
Assets under construction		1,119	707
Total property and equipment		19,208	19,339
Less: accumulated depreciation		(12,001)	(10,458)
Property and equipment, net		$7,207	$8,881
Depreciation expense related to property and equipment was $3.9 million, $3.1 million and $2.8 million for the years ended April 30, 2022, 2021 and 2020, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of April 30, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$31,355	$38,775	3.9
Customer relationships	19,598	13,177	6,421	3.3
Trade names	2,872	2,263	609	3.3
Total	$92,600	$46,795	$45,805	3.8
Foreign currency translation adjustment			(5)
Total			$45,800
Intangible assets consisted of the following as of April 30, 2021 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,830	$20,850	$23,980	3.3
Customer relationships	19,598	8,382	11,216	2.4
Trade names	2,872	1,780	1,092	2.4
Total	$67,300	$31,012	$36,288	3.0
Foreign currency translation adjustment			(2)
Total			$36,286

Amortization expense for the intangible assets for the years ended April 30, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended April 30,
	2022	2021	2020
Cost of revenue—cost of license—self-managed	$1,548	$1,386	$948
Cost of revenue—cost of subscription—self-managed and SaaS	8,955	7,051	5,820
Sales and marketing	5,280	5,730	3,300
Total amortization of acquired intangible assets	$15,783	$14,167	$10,068
The expected future amortization expense related to the intangible assets as of April 30, 2022 was as follows (in thousands, by fiscal year):

2023	$16,696
2024	13,985
2025	8,018
2026	5,057
2027	2,044
Thereafter	—
Total	$45,800
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2020	$197,877
Foreign currency translation adjustment	974
Balance as of April 30, 2021	198,851
Addition from acquisitions	105,428
Foreign currency translation adjustment	(373)
Balance as of April 30, 2022	$303,906
There was no impairment of goodwill during the years ended April 30, 2022, 2021 and 2020.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of April 30,
	2022	2021
Accrued expenses	$24,066	$12,772
Value added taxes payable	8,926	8,493
Accrued interest	6,918	—
Income taxes payable	4,286	1,596
Other	9,734	6,048
Total accrued expenses and other liabilities	$53,930	$28,909

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30,
	2022	2021
Accrued vacation	$27,280	$24,078
Accrued commissions	23,806	17,581
Accrued payroll and withholding taxes	9,030	5,522
Other	7,886	5,344
Total accrued compensation and benefits	$68,002	$52,525
Contract Balances
The following table provides information about unbilled accounts receivable, deferred contract acquisition costs, and deferred revenue from contracts with customers (in thousands):

	As of April 30,
	2022	2021
Unbilled accounts receivable, included in accounts receivable, net	$9,244	$5,204
Deferred contract acquisition costs	$118,047	$86,352
Deferred revenue	$465,294	$397,700
Significant changes in the unbilled accounts receivable and the deferred revenue balances were as follows (in thousands):

	Unbilled Accounts Receivable
	Year Ended April 30,
	2022	2021	2020
Beginning balance	$5,204	$2,622	$1,710
Amounts transferred to accounts receivable from unbilled accounts receivable presented at the beginning of the period	(5,204)	(2,622)	(1,710)
Revenue recognized during the period in excess of invoices issued	9,244	5,204	2,622
Ending balance	$9,244	$5,204	$2,622

	Deferred Revenue
	Year Ended April 30,
	2022	2021	2020
Beginning balance	$397,700	$259,702	$170,666
Increases due to invoices issued, excluding amounts recognized as revenue during the period	421,552	364,093	242,136
Amounts transferred to deferred revenue from accrued expenses and other liabilities upon entering into contracts with customers, net of revenue recognized during the period	—	5,424	—
Increase from acquisitions, net of revenue recognized	439	—	6,192
Revenue recognized that was included in deferred revenue balance at beginning of period	(354,397)	(231,519)	(159,292)
Ending balance	$465,294	$397,700	$259,702

Deferred Contract Acquisition Costs
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Year Ended April 30,
	2022	2021	2020
Beginning balance	$86,352	$43,549	$26,150
Capitalization of contract acquisition costs	92,433	83,794	45,713
Amortization of deferred contract acquisition costs	(60,738)	(40,991)	(28,314)
Ending balance	$118,047	$86,352	$43,549
Deferred contract acquisition costs, current	43,628	36,089	19,537
Deferred contract acquisition costs, non- current	74,419	50,263	24,012
Total deferred contract acquisition costs	$118,047	$86,352	$43,549
The Company did not recognize any impairment of deferred contract acquisition costs during the years ended April 30, 2022, 2021 and 2020.
7. Senior Notes
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
The indenture governing the Senior Notes contain covenants limiting the Company’s ability and the ability of certain subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. As of April 30, 2022, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
The net carrying amount of the Senior Notes was as follows:

As of April 30, 2022
Principal	$575,000
Unamortized debt issuance costs	(8,480)
Net carrying amount	$566,520
The following table sets forth the interest expense recognized related to the Senior Notes:

Year Ended April 30, 2022
Contractual interest expense	$19,370
Amortization of debt issuance costs	803
Total interest expense related to the Senior Notes	$20,173
8. Commitments and Contingencies
Cloud Hosting Commitments
The table below reflects the Company’s future minimum purchase obligations relating to non-cancellable agreements for cloud hosting as of April 30, 2022 (in thousands):

Years Ending April 30,	Purchase Obligations
2023	$97,390
2024	106,736
2025	92,587
2026	87,000
2027	32,000
Total	$415,713
Actual timing may vary depending on services used and total payments under these capacity commitments may be higher than the total minimum depending on services used.
Other Purchase Commitments
The Company has future purchase obligations related to subscription software and sales and marketing contracts. As of April 30, 2022, the Company had purchase commitments of $36.2 million related to these contracts, primarily due within the next twelve months.
Letters of Credit
The Company had a total of $2.5 million in letters of credit outstanding in favor of certain landlords for office space as of April 30, 2022.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of April 30, 2022.
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
9. Leases
The Company’s leases are composed of corporate office spaces under non-cancelable operating lease agreements that expire at various dates through 2025. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the consolidated statement of operations were as follows (in thousands):

	Year Ended April 30,
	2022	2021
Operating lease cost	$9,894	$8,825
Short-term lease cost	2,448	2,319
Variable lease cost	857	527
Total lease cost	$13,199	$11,671
Lease term and discount rate information are summarized as follows:

As of April 30, 2022
Weighted average remaining lease term (years)	2.95
Weighted average discount rate	5.00%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of April 30, 2022 were as follows (in thousands):

Years Ending April 30,
2023	$11,595
2024	8,788
2025	5,924
2026	3,523
2027	—
Thereafter	—
Total minimum lease payments	29,830
Less imputed interest	(2,129)
Present value of future minimum lease payments	27,701
Less current lease liabilities	(11,219)
Operating lease liabilities, non-current	$16,482
10. Ordinary Shares
The Company’s articles of association designated and authorized the Company to issue 165 million ordinary shares at a par value per ordinary share of €0.01 per share.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through the year ended April 30, 2022.

Ordinary Shares Reserved for Issuance
The Company had reserved ordinary shares for issuance as follows:

	As of April 30,
	2022	2021
Stock options issued and outstanding	5,219,124	7,611,016
RSUs issued and outstanding	4,717,548	3,301,283
Remaining shares available for future issuance under the 2012 Plan	17,647,684	15,737,819
Total ordinary shares reserved	27,584,356	26,650,118
Convertible Preference Shares
The Company’s board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company’s shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of April 30, 2022, there were no convertible preference shares issued or outstanding.
11. Equity Incentive Plans
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 and further amended in December 2021 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and a duly authorized committee may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Company’s board of directors, compensation committee or a duly authorized committee determines the vesting schedule for all equity-based awards. Stock options granted to new employees under the 2012 Plan generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably over the following 36 months subject to the employees’ continued service to the Company. Refresh grants of stock options to existing employees generally vest monthly over four years subject to the employees’ continued service to the Company. RSUs granted prior to December 8, 2021 to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting semi-annually over the next 36 months, subject to the employee’s continued service to the Company. RSUs granted prior to December 8, 2021 to existing employees generally vest semi-annually over a period of four years, subject to the employee’s continued service to the Company. RSUs granted to both new and existing employees on and after December 8, 2021 generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.
The equity awards available for grant were as follows:

	Year Ended April 30,
	2022	2021
Available at beginning of fiscal year	15,737,819	12,461,850
Awards authorized	4,526,699	4,142,849
Options granted	(495,460)	(232,075)
Options cancelled	386,656	890,561
RSUs granted	(3,224,256)	(1,965,644)
RSUs cancelled	715,870	440,278
Shares withheld for taxes	356	—
Available at end of period	17,647,684	15,737,819
Stock Incentive Plans Assumed in Acquisitions
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
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2020	15,260,506	$14.17	7.27	$767,795
Stock options granted	232,075	$139.68
Stock options exercised	(6,989,222)	$11.08
Stock options cancelled	(890,561)	$18.15
Stock options assumed in acquisition cancelled	(1,782)	$72.75
Balance as of April 30, 2021	7,611,016	$20.34	6.66	$768,517
Stock options granted	495,460	$94.46
Stock options assumed in acquisitions	63,846	$10.20
Stock options exercised	(2,563,287)	$14.18
Stock options cancelled	(386,656)	$32.04
Stock options assumed in acquisition cancelled	(1,255)	$40.35
Balance as of April 30, 2022	5,219,124	$29.41	6.22	$266,021
Exercisable as of April 30, 2022	3,929,577	$18.84	5.70	$230,199
Stock options exercisable include 16,667 stock options that were unvested as of April 30, 2022.
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options assumed related to the Cmd and build.security acquisitions was $122.13 for the year ended April 30, 2022. The weighted-average grant-date fair value per share of stock options granted was $52.43 and $80.01 for the years ended April 30, 2022 and 2021, respectively.
As of April 30, 2022, the Company had unrecognized stock-based compensation expense of $46.0 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 2.16 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2020	2,472,092	$66.78
RSUs granted	1,965,644	$123.48
RSUs released	(696,175)	$71.18
RSUs cancelled	(440,278)	$73.31
Outstanding and unvested at April 30, 2021	3,301,283	$98.74
RSUs granted	3,224,256	$113.91
RSUs released	(1,092,121)	$96.65
RSUs cancelled	(715,870)	$106.34
Outstanding and unvested at April 30, 2022	4,717,548	$108.44

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
As of April 30, 2022, the Company had unrecognized stock-based compensation expense of $459.1 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.77 years.
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
Fair Value of Ordinary Shares:    Subsequent to the IPO on October 8, 2018, the fair value of the underlying ordinary shares is determined by the closing price, on the date of the grant, of the Company’s ordinary shares, which are traded publicly on the New York Stock Exchange. Prior to the IPO, the fair value of ordinary shares underlying the stock awards had historically been determined by the board of directors, with input from the Company’s management. The board of directors previously determined the fair value of the ordinary shares at the time of grant of the awards by considering a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preference shares, sales of ordinary shares to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s ordinary shares, and general and industry-specific economic outlook.
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
The fair value of stock options granted and assumed was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2022	2021	2020
Expected term (in years)	5.52 - 6.08	6.02 - 6.08	2.00 - 7.27
Expected stock price volatility	59.6% - 60.2%	62.6% - 63.9%	54.8%
Risk-free interest rate	1.4% - 1.8%	0.4% - 1.1%	1.4% - 2.0%
Dividend yield	0%	0%	0%

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended April 30,
	2022	2021	2020
Cost of revenue—cost of subscription—self-managed and SaaS	$8,368	$7,105	$4,147
Cost of revenue—professional services	6,463	4,824	2,980
Research and development	59,911	35,267	23,621
Sales and marketing	45,798	31,581	19,334
General and administrative	20,654	14,903	9,925
Stock-based compensation expense, net of amounts capitalized	141,194	93,680	60,007
Capitalized stock-based compensation expense	188	10	—
Total stock-based compensation expense	$141,382	$93,690	$60,007
12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Year Ended April 30,
	2022	2021	2020
Numerator:
Net loss	$(203,848)	$(129,434)	$(167,174)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	92,547,145	87,207,094	78,799,732
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.20)	$(1.48)	$(2.12)
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

	Year Ended April 30,
	2022	2021	2020
Stock options	5,219,124	7,611,016	15,260,506
RSUs	4,717,548	3,301,283	2,368,740
Contingently issuable shares	—	—	235,031
Total	9,936,672	10,912,299	17,864,277
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The geographical breakdown of income (loss) before provision for (benefit from) income taxes is summarized as follows (in thousands):

	Year Ended April 30,
	2022	2021	2020
Dutch	$(261,097)	$(163,770)	$(173,338)
Foreign	63,308	42,056	4,196
Loss before income taxes	$(197,789)	$(121,714)	$(169,142)

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended April 30,
	2022	2021	2020
Current:
Dutch	$2,187	$1,125	$518
Foreign	6,892	3,896	(560)
Total current tax expense (income)	$9,079	$5,021	$(42)
Deferred:
Dutch	$(105)	$—	$—
Foreign	(2,915)	2,699	(1,926)
Total deferred tax expense (income)	(3,020)	2,699	(1,926)
Total provision for (benefit from) income taxes	$6,059	$7,720	$(1,968)
The Company’s effective tax rate substantially differed from the Dutch statutory tax rate of 25% primarily due to the valuation allowance on the Dutch, United States and United Kingdom deferred tax assets, partially offset by a tax benefit from stock-based compensation. A reconciliation of income taxes at the statutory income tax rate to the provision for (benefit from) income taxes included in the consolidated statement of operations is as follows (in thousands, except for rates):

	Year Ended April 30,
	2022		2021		2020
	Tax	Rate	Tax	Rate	Tax	Rate
Dutch statutory income tax	$(49,448)	25.0%	$(30,428)	25.0%	$(42,286)	25.0%
Foreign income taxed at different rates	(2,197)	1.1%	(486)	0.4%	313	(0.2)%
Stock-based compensation	(31,372)	15.9%	(100,931)	82.9%	(53,050)	31.4%
Research and development credits	(10,834)	5.5%	(11,020)	9.0%	(7,771)	4.6%
Change in valuation allowance	91,841	(46.4)%	146,571	(120.4)%	97,734	(57.8)%
Deferred tax asset revaluation	(302)	0.2%	(256)	0.2%	1,991	(1.2)%
Other	8,371	(4.4)%	4,270	(3.4)%	1,101	(0.6)%
Provision for (benefit from) income taxes	$6,059	(3.1)%	$7,720	(6.3)%	$(1,968)	1.2%
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

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of April 30,
	2022	2021
Deferred tax assets:
Accrued compensation	$2,883	$—
Net operating loss carryforward	458,733	385,443
Deferred revenue	8,780	4,609
Stock-based compensation	12,063	11,614
Research and development credits	28,467	22,988
Lease liabilities	5,139	4,956
Other	9,239	3,156
Gross deferred tax assets	525,304	432,766
Less valuation allowance	(498,996)	(409,756)
Total deferred tax assets	$26,308	$23,010
Deferred tax liabilities:
Accrued compensation	$—	$(41)
Deferred contract acquisition costs	(17,244)	(13,173)
Intangible assets	(6,752)	(8,191)
Right of use assets	(4,673)	(4,523)
Gross deferred tax liabilities	(28,669)	(25,928)
Net deferred tax liabilities	$(2,361)	$(2,918)
The valuation allowance for deferred tax assets as of April 30, 2022 and 2021 was $499.0 million and $409.8 million, respectively. As the Company has generated losses since inception in the Netherlands and California (United States) jurisdictions, management maintains a full valuation allowance against the net deferred tax assets in these jurisdictions. In addition, the United States and the United Kingdom jurisdictions are anticipated to have cumulative losses for the foreseeable future, and as such a valuation allowance has been established for these regions. The valuation allowance in the Netherlands, the United States and the United Kingdom jurisdictions increased by $53.8 million, $30.3 million and $5.1 million, respectively, during the year ended April 30, 2022 and $61.0 million, $113.1 million and $10.5 million, respectively, for the year ended April 30, 2021. The valuation allowance for the Dutch deferred tax assets as of April 30, 2022 and 2021 was $203.2 million and $149.4 million, respectively, the valuation allowance for the United States deferred tax assets as of April 30, 2022 and 2021 was $276.3 million and $246.0 million, respectively, and the valuation allowance for the United Kingdom deferred tax assets as of April 30, 2022 and April 30, 2021 was $19.5 million and $14.4 million, respectively.
As of April 30, 2022, the Company had net operating loss (“NOL”) carryforwards for Dutch, United States (Federal and State, respectively) and United Kingdom income tax purposes of $758.4 million, $1,002.5 million, $651.8 million and $67.5 million, respectively, which begin to expire in the year ending, April 30, 2031 and April 30, 2025 in the United States (Federal and State, respectively), with Dutch and United Kingdom losses being carried forward indefinitely. The Company also has research and development tax credit carryforwards for United States (Federal and State, respectively) and Canada, income tax purposes of $20.0 million, $5.3 million and $0.7 million respectively, which begin to expire April 30, 2033, April 30, 2023, and April 30, 2039, respectively. Research and development tax credit carryforwards related to the UK of $0.6 million have an indefinite life. The deferred tax assets associated with the NOL carryforwards and other tax attributes in the Netherlands, the United States, and the United Kingdom are subject to a full valuation allowance.
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
Although the Company believes that it has adequately reserved for its uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. As the Company expands, it will face increased complexity, and the Company’s unrecognized tax benefits may increase in the future. The Company makes adjustments to its reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for (benefit from) income taxes in the period in which such determination is made.
The Company had unrecognized tax benefits of $16.6 million as of April 30, 2022, of which none would impact the effective tax rate before consideration of any valuation allowance. The activity within the Company’s unrecognized gross tax benefits is summarized as follows (in thousands):

	As of April 30,
	2022	2021	2020
Balance as of beginning of year	$13,656	$9,706	$3,870
Increase (decrease) related to tax positions taken in prior periods	(1,029)	432	2,283
Increase related to tax positions taken in the current period	3,995	3,518	3,553
Balance as of end of year	$16,622	$13,656	$9,706
Approximately $1.0 million of the decrease in fiscal 2022 for tax positions taken in prior periods is due to the filing of tax returns during the current fiscal year and lapse of statute of limitations. Approximately $4.0 million of the increase in tax positions related to the current period is primarily from the research and development tax credits generated for fiscal 2022.
The Company’s policy is to recognize penalties and interests accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended April 30, 2022, 2021 and 2020 the Company recognized interest and penalties of $0.3 million, less than $0.1 million and less than $0.1 million, respectively. The amount of accrued interest and penalties recorded on the consolidated balance sheet as of April 30, 2022 and 2021 was $0.3 million and $0.1 million, respectively.
The Company is subject to periodic examination of income tax returns by various domestic and international tax authorities. During the fiscal year, the Company was not subject to any new audits. The Company is currently under examination with the Internal Revenue Service for foreign withholding taxes for the calendar year 2018.
The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in multiple jurisdictions, including the Netherlands and United States. The Company’s tax filings for fiscal years starting with the year ended April 30, 2017 remain open in various tax jurisdictions.
Dutch income taxes and non-Dutch withholding taxes associated with the repatriation of earnings or for temporary differences related to investments in non-Dutch subsidiaries, excluding the U.S subsidiaries, have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that an immaterial additional tax liability would arise on the distribution of such earnings. Earnings from the Company’s U.S. subsidiaries are being treated as being currently repatriated back to the Netherlands though no Dutch income taxes nor U.S. withholding taxes in regard to such repatriations are being recorded due to the Dutch participation exemption provisions and exemption from withholding taxes under the income tax treaty between the Netherlands and the United States. As of April 30, 2022, there were cumulative earnings of $104.8 million, from the non-U.S. subsidiaries. If such earnings were to be repatriated they would be exempt from taxation in the Netherlands and the amount of dividend withholding taxes from such foreign jurisdictions would be $2.4 million, due to the various income tax treaties between the Netherlands and the respective foreign jurisdictions.
The Company is subject to Global Intangible Low Taxed Income (“GILTI”). Due to the Company’s net operating loss, GILTI provision was zero, $1.0 million and zero for the years ended April 30, 2022, 2021 and 2020, respectively. The GILTI provision did not have a material impact on the Company’s results for any of the years presented.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $15.2 million, $11.4 million and $8.3 million of expense related to the 401(k) Plan during the years ended April 30, 2022, 2021 and 2020, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $7.2 million, $5.1 million and $3.6 million of expense during the years ended April 30, 2022, 2021 and 2020, respectively.

15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Year Ended April 30,
	2022	2021	2020
United States	$481,589	$331,769	$241,648
Rest of world	380,785	276,720	185,972
Total revenue	$862,374	$608,489	$427,620
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of April 30,
	2022	2021
United States	$22,112	$23,443
United Kingdom	4,478	7,151
India	3,407	—
Rest of world	2,647	3,751
Total long-lived assets	$32,644	$34,345
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2022. The effectiveness of our internal control over financial reporting as of April 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
During the quarter ended April 30, 2022, the Company implemented a new revenue accounting system. As a result of this implementation, the Company modified certain existing controls and implemented new controls to maintain appropriate internal control over financial reporting during and after the system change. Other than updates to the relevant control structure related to this implementation, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2022 annual general meeting of shareholders (the “2022 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our year ended April 30, 2022, and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

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
(a)(3) Exhibits
We have filed or incorporated by reference the exhibits listed on the accompanying Exhibit Index.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated as of June 5, 2019, by and among Elastic N.V, Avengers Acquisition Corp., Endgame, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders of Endgame.	8-K	001-38675	2.1	6/5/2019
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
4.1	Amended and Restated Investors’ Rights Agreement among the Company and certain holders of its ordinary shares, dated as of July 19, 2016.	S-1	333-227191	4.1	9/5/2018
4.2	Description of share capital.	10-K	001-38675	4.2	6/28/2019
4.3	Indenture, dated as of July 6, 2021, by and between Elastic N.V. and U.S. Bank National Association, as trustee.	8-K	001-38675	4.1	7/6/2021
4.4	Form of 4.125% Senior Note due 2029 (included in Exhibit 4.3).	8-K	001-38675	4.1	7/6/2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227191	10.1	9/24/2018
10.2+	Amended and Restated 2012 Stock Option Plan and related form agreements.	10-Q	001-38675	10.4	3/10/2022
10.3+	Form of Change in Control and Severance Agreement.	S-1	333-227191	10.3	9/5/2018
10.4+	Change in Control and Severance Agreement between the Company and Janesh Moorjani, dated as of August 1, 2018.	S-1	333-227191	10.4	9/5/2018
10.5+	Amended and Restated Employment Agreement between the Company and Shay Banon, dated January 11, 2022.	10-Q	001-38675	10.2	3/10/2022

10.6+	Employment Letter between the Company and Janesh Moorjani, dated as of August 1, 2018.	S-1	333-227191	10.6	9/5/2018
10.7+	Employment Letter between the Company and W.H. Baird Garrett, dated as of July 31, 2018.	S-1	333-227191	10.9	9/5/2018
10.8+	Offer Letter between the Company and Jonathan Chadwick, dated as of July 27, 2018.	S-1	333-227191	10.10	9/5/2018
10.9+	Offer Letter between the Company and Paul Appleby, dated as of August 10, 2020.	8-K	001-38675	10.1	8/26/2020
10.10+	Separation and Transition Agreement between the Company and Paul Appleby, dated as of January 12, 2022.	10-Q	001-38675	10.3	3/10/2022
10.11+	Amended and Restated Offer Letter between the Company and Ashutosh Kulkarni, dated as of January 11, 2022.	10-Q	001-38675	10.1	3/10/2022
10.12+	Offer Letter between the Company and Carolyn Herzog, dated as of March 23, 2022.					X
10.13	Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of July 9, 2014.	S-1	333-227191	10.11	9/5/2018
10.14	First Amendment to Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of March 30, 2015.	S-1	333-227191	10.12	9/5/2018
10.15	Second Amendment to Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of September 16, 2015.	S-1	333-227191	10.13	9/5/2018
10.16	Third Amendment to Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of April 18, 2018.	S-1	333-227191	10.14	9/5/2018
10.17	Fourth Amendment to Office Lease Agreement, by and between the Company and Asset Growth Partners, L.P., dated as of December 27, 2019.	10-K	001-38675	10.14	6/25/2021
10.18+	Endgame, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended, and related form agreements.	10-Q	001-38675	10.1	12/9/2021
10.19+	Build Security Ltd. 2020 Share Incentive Plan, as amended, and related form agreements.	S-8	333-261544	4.2	12/8/2021
10.20+	cmdWatch Security Inc. Stock Option Plan, as amended, and related form agreements.	S-8	333-261544	4.3	12/8/2021
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained in the signature page of this report).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following financial information from Elastic N.V.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 30, 2022 and April 30, 2021; (ii) Consolidated Statements of Operations for the fiscal years ended April 30, 2022, April 30, 2021, and April 30, 2020; (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended April 30, 2022, April 30, 2021, and April 30, 2020; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 30, 2022, April 30, 2021, and April 30, 2020; (v) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2022, April 30, 2021, and April 30, 2020; and (vi) Notes to the Consolidated Financial Statements
X
104	The cover page from Elastic N.V.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022 formatted in Inline XBRL (included as Exhibit 101).	X
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elastic N.V.

Date: June 21, 2022	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ashutosh Kulkarni and Janesh Moorjani, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ashutosh Kulkarni	Chief Executive Officer and Director (Principal Executive Officer)	June 21, 2022
Ashutosh Kulkarni

/s/ Janesh Moorjani	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	June 21, 2022
Janesh Moorjani

/s/ Shay Banon	Chief Technology Officer and Director	June 21, 2022
Shay Banon

/s/ Chetan Puttagunta	Chairman and Director	June 21, 2022
Chetan Puttagunta

/s/ Jonathan Chadwick	Director	June 21, 2022
Jonathan Chadwick

/s/ Alison Gleeson	Director	June 21, 2022
Alison Gleeson

/s/ Shelley Leibowitz	Director	June 21, 2022
Shelley Leibowitz

/s/ Caryn Marooney	Director	June 21, 2022
Caryn Marooney

/s/ Steven Schuurman	Director	June 21, 2022
Steven Schuurman

/s/ Michelangelo Volpi	Director	June 21, 2022
Michelangelo Volpi