Form 10-Q
period 2022-07-31
Elastic N.V.
filed 2022-08-29
CIK 1707753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________________________________________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 19, 2022, the registrant had 94,986,619 ordinary shares, €0.01 par value per share, outstanding.

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
•the pace of change and innovation in the markets in which we operate and the competitive nature of those markets;
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
•inflation;
•our ability to service our debt obligations; and
•general market, political, geopolitical, economic and business conditions (including developments and volatility arising from the ongoing COVID-19 pandemic and Russia’s invasion of Ukraine).
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any additional or unforeseen effect from the ongoing COVID-19 pandemic may exacerbate these risks. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of July 31, 2022	As of April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$848,761	$860,949
Restricted cash	2,387	2,688
Accounts receivable, net of allowance for credit losses of $2,250 and $2,700 as of July 31, 2022 and April 30, 2022, respectively	168,020	215,228
Deferred contract acquisition costs	44,636	43,628
Prepaid expenses and other current assets	36,410	41,215
Total current assets	1,100,214	1,163,708
Property and equipment, net	6,408	7,207
Goodwill	303,655	303,906
Operating lease right-of-use assets	24,904	25,437
Intangible assets, net	41,591	45,800
Deferred contract acquisition costs, non-current	74,720	74,419
Deferred tax assets	5,075	5,811
Other assets	14,452	16,643
Total assets	$1,571,019	$1,642,931
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,062	$28,403
Accrued expenses and other liabilities	47,300	53,930
Accrued compensation and benefits	56,054	68,002
Operating lease liabilities	11,408	11,219
Deferred revenue	407,499	431,776
Total current liabilities	560,323	593,330
Deferred revenue, non-current	27,553	33,518
Long-term debt, net	566,772	566,520
Operating lease liabilities, non-current	15,530	16,482
Other liabilities, non-current	7,303	17,648
Total liabilities	1,177,481	1,227,498
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of July 31, 2022 and April 30, 2022	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 94,970,627 shares issued and outstanding as of July 31, 2022 and 94,174,914 shares issued and outstanding as of April 30, 2022	999	990
Treasury stock	(369)	(369)
Additional paid-in capital	1,300,379	1,250,108
Accumulated other comprehensive loss	(20,754)	(18,130)
Accumulated deficit	(886,717)	(817,166)
Total shareholders’ equity	393,538	415,433
Total liabilities and shareholders’ equity	$1,571,019	$1,642,931
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,
	2022	2021
Revenue
Subscription	$231,814	$177,185
Services	18,267	15,910
Total revenue	250,081	193,095
Cost of revenue
Subscription	53,551	37,520
Services	19,428	12,142
Total cost of revenue	72,979	49,662
Gross profit	177,102	143,433
Operating expenses
Research and development	78,649	59,382
Sales and marketing	125,006	88,033
General and administrative	34,088	27,052
Total operating expenses	237,743	174,467
Operating loss	(60,641)	(31,034)
Other expense, net
Interest expense	(6,401)	(1,820)
Other income, net	339	1,018
Loss before income taxes	(66,703)	(31,836)
Provision for income taxes	2,848	2,653
Net loss	$(69,551)	$(34,489)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.74)	$(0.38)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	94,621,365	91,201,372
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2022	2021
Net loss	$(69,551)	$(34,489)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,624)	(1,864)
Other comprehensive income (loss)	(2,624)	(1,864)
Total comprehensive loss	$(72,175)	$(36,353)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2022	94,174,914	$990	$(369)	$1,250,108	$(18,130)	$(817,166)	$415,433
Issuance of ordinary shares upon exercise of stock options	225,263	3	—	3,394	—	—	3,397
Issuance of ordinary shares upon release of restricted stock units	570,450	6	—	(6)	—	—	—
Stock-based compensation	—	—	—	46,883	—	—	46,883
Net loss	—	—	—	—	—	(69,551)	(69,551)
Foreign currency translation	—	—	—	—	(2,624)	—	(2,624)
Balances as of July 31, 2022	94,970,627	$999	$(369)	$1,300,379	$(20,754)	$(886,717)	$393,538

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2021	90,533,985	$948	$(369)	$1,071,675	$(8,105)	$(613,318)	$450,831
Issuance of ordinary shares upon exercise of stock options	840,208	10	—	10,969	—		10,979
Issuance of ordinary shares upon release of restricted stock units	396,035	5	—	(5)	—		—
Stock-based compensation	—	—	—	30,206	—		30,206
Net loss	—	—	—	—	—	(34,489)	(34,489)
Foreign currency translation	—	—	—	—	(1,864)		(1,864)
Balances as of July 31, 2021	91,770,228	$963	$(369)	$1,112,845	$(9,969)	$(647,807)	$455,663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(69,551)	$(34,489)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,214	4,404
Amortization of deferred contract acquisition costs	17,444	13,878
Amortization of debt issuance costs	252	77
Non-cash operating lease cost	3,005	1,854
Stock-based compensation expense, net of amounts capitalized	46,883	30,178
Deferred income taxes	667	(143)
Foreign currency transaction loss (gain)	1,779	(1,127)
Other	22	98
Changes in operating assets and liabilities:
Accounts receivable, net	45,991	48,324
Deferred contract acquisition costs	(19,676)	(14,781)
Prepaid expenses and other current assets	4,729	(4,597)
Other assets	2,114	(6,097)
Accounts payable	9,873	10,660
Accrued expenses and other liabilities	(16,741)	(170)
Accrued compensation and benefits	(11,521)	(1,454)
Operating lease liabilities	(3,204)	(1,945)
Deferred revenue	(26,985)	(30,619)
Net cash provided by (used in) operating activities	(9,705)	14,051
Cash flows from investing activities
Purchases of property and equipment	(479)	(660)
Capitalization of internal-use software	—	(974)
Net cash used in investing activities	(479)	(1,634)
Cash flows from financing activities
Proceeds from the issuance of debt	—	575,000
Proceeds from issuance of ordinary shares upon exercise of stock options	3,397	10,979
Payments of debt issuance costs	—	(7,188)
Repayment of notes payable	—	—
Net cash provided by financing activities	3,397	578,791
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,702)	(1,235)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,489)	589,973
Cash, cash equivalents, and restricted cash, beginning of period	863,637	403,708
Cash, cash equivalents, and restricted cash, end of period	$851,148	$993,681
Supplemental disclosures of cash flow information
Cash paid for interest	$12,079	$—
Cash paid for income taxes, net	$2,558	$629
Cash paid for operating lease liabilities	$3,278	$2,335
Supplemental disclosures of non-cash investing and financing information
Changes in property and equipment included in accounts payable	$(158)	$124
Operating lease right-of-use assets for new lease obligations	$2,725	$1,458
Debt issuance costs accrued, unpaid	$—	$2,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Elastic N.V. (“Elastic” or the “Company”) was incorporated under the laws of the Netherlands in 2012. The Company created the Elastic Stack, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization on that data. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. The Company offers three software solutions built into the Elastic Stack: Enterprise Search, Observability, and Security. The Elastic Stack and the Company’s solutions are designed to run in public or private clouds, in hybrid environments, or in multi-cloud environments.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2022, the interim condensed consolidated statements of operations and of comprehensive loss, interim condensed statements of shareholders’ equity for the three months ended July 31, 2022 and 2021 and the interim condensed consolidated statements of cash flows for the three months ended July 31, 2022 and 2021, are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial position as of July 31, 2022, and the results of the Company’s operations, its statements of shareholders’ equity for the three months ended July 31, 2022 and 2021, and its statements of cash flows for the three months ended July 31, 2022 and 2021. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three month periods are also unaudited. The results for the three months ended July 31, 2022 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2023, or any future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022 filed with the SEC on June 21, 2022 (“the Company's Annual Report on Form 10-K”).
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2023, for example, refer to the fiscal year ending April 30, 2023.
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
In March 2020, the World Health Organization declared the Coronavirus disease (“COVID-19”) a pandemic. The ongoing COVID-19 pandemic has resulted in a global slowdown of economic activity and its impact has varied significantly across different industries with certain industries experiencing increased demand for their products and services, while others have struggled to maintain demand for their products and services consistent with historical levels. The full extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.

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
Recently Adopted Accounting Pronouncements
Equity Awards: In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU No. 2021-04”), which clarifies the accounting for modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. It addresses how an entity should treat, measure the effect of, and recognize the effect of a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. The Company adopted ASU No. 2021-04 on May 1, 2022. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.
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
3. Revenue and Remaining Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended July 31,
	2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$97,729	39%	$61,530	32%
Other subscription	134,085	54%	115,655	60%
Total subscription	231,814	93%	177,185	92%
Services	18,267	7%	15,910	8%
Total revenue	$250,081	100%	$193,095	100%
Remaining Performance Obligations
As of July 31, 2022, the Company had $912.5 million of remaining performance obligations. As of July 31, 2022, the Company expects to recognize approximately 88% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

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
The following table summarizes assets that are measured at fair value on a recurring basis as of July 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$560,404	$—	$—	$560,404
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$559,462	$—	$—	$559,462
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of July 31, 2022 was approximately $519.5 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
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
Cmd has been included in the Company’s condensed consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.
Other Acquisitions
On September 2, 2021 and November 1, 2021, the Company acquired 100% of the share capital of Build Security Ltd. (“build.security”) and Optimyze.cloud Inc. (“Optimyze”), respectively, for a combined total purchase consideration of $57.2 million. The purchase consideration includes an amount of $5.4 million held in Indemnity escrow and $6.0 million held back by the Company for indemnity and will be released upon the 18-month anniversary of the respective acquisitions. These acquisitions were accounted for as business combinations. The total preliminary purchase price allocated to developed technology and goodwill was $9.8 million and $46.7 million, respectively. The developed technology intangible assets from these acquisitions are being amortized on a straight-line basis over a useful life of 5 years which approximates the pattern in which the respective developed technologies are utilized. Goodwill resulted primarily from the expectation of enhancing the Company's current security solutions and the value of the acquired workforce. This goodwill is not deductible for income tax purposes. Build.security and Optimyze have been included in the Company’s condensed consolidated results of operations since their respective acquisition dates. Pro forma and historical results of operations for these acquisitions have not been presented because they were not material to the condensed consolidated results of operations.
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
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of July 31, 2022	As of April 30, 2022
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$11,168	$10,863
Computer hardware and software	3	2,104	1,473
Furniture and fixtures	3-5	5,914	5,753
Assets under construction		208	1,119
Total property and equipment		19,394	19,208
Less: accumulated depreciation		(12,986)	(12,001)
Property and equipment, net		$6,408	$7,207
Depreciation expense related to property and equipment was $1.0 million and $1.0 million for the three months ended July 31, 2022 and 2021, respectively.

Intangible Assets, Net
Intangible assets consisted of the following as of July 31, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$34,319	$35,811	3.8
Customer relationships	19,598	14,303	5,295	1.9
Trade names	2,872	2,368	504	1.9
Total	$92,600	$50,990	$41,610	3.6
Foreign currency translation adjustment			(19)
Total			$41,591
Intangible assets consisted of the following as of April 30, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$31,355	$38,775	3.9
Customer relationships	19,598	13,177	6,421	3.3
Trade names	2,872	2,263	609	3.3
Total	$92,600	$46,795	$45,805	3.8
Foreign currency translation adjustment			(5)
Total			$45,800
Amortization expense for the intangible assets for the three months ended July 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended July 31,
	2022	2021
Subscription	$2,964	$2,012
Sales and marketing	1,231	1,429
Total amortization of acquired intangible assets	$4,195	$3,441
The expected future amortization expense related to the intangible assets as of July 31, 2022 was as follows (in thousands, by fiscal year):

Remainder of 2023	$12,488
2024	13,985
2025	8,018
2026	5,057
2027	2,043
Thereafter	—
Total	$41,591

Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2022	$303,906
Foreign currency translation adjustment	(251)
Balance as of July 31, 2022	$303,655
There was no impairment of goodwill during the three months ended July 31, 2022 and 2021.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of July 31, 2022	As of April 30, 2022
Accrued expenses	$20,007	$24,066
Value added taxes payable	3,896	8,926
Accrued interest	988	6,918
Income taxes payable	8,235	4,286
Other	14,174	9,734
Total accrued expenses and other liabilities	$47,300	$53,930
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31, 2022	As of April 30, 2022
Accrued vacation	$28,125	$27,280
Accrued commissions	12,999	23,806
Accrued payroll and withholding taxes	7,348	9,030
Other	7,582	7,886
Total accrued compensation and benefits	$56,054	$68,002
Contract Balances
The following table provides information about unbilled accounts receivable, deferred contract acquisition costs, and deferred revenue from contracts with customers (in thousands):

	As of July 31, 2022	As of April 30, 2022
Unbilled accounts receivable, included in accounts receivable, net	$4,389	$9,244
Deferred contract acquisition costs	$119,356	$118,047
Deferred revenue	$435,052	$465,294
The following table summarizes the activity of the deferred revenue (in thousands):

	Deferred Revenue
	Three Months Ended July 31,
	2022	2021
Beginning balance	$465,294	$397,700
Increases due to invoices issued, excluding amounts recognized as revenue during the period	139,035	102,688
Revenue recognized that was included in deferred revenue balance at beginning of period	(169,277)	(136,028)
Ending balance	$435,052	$364,360

Deferred Contract Acquisition Costs
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,
	2022	2021
Beginning balance	$118,047	$86,352
Capitalization of contract acquisition costs	18,753	14,144
Amortization of deferred contract acquisition costs	(17,444)	(13,878)
Ending balance	$119,356	$86,618
The Company did not recognize any impairment of deferred contract acquisition costs during the three months ended July 31, 2022 and 2021.
Allowance for Credit Losses

	Three Months Ended July 31,
	2022	2021
Beginning balance	$2,700	$2,344
Bad debt expense	186	524
Accounts written off	(636)	(294)
Ending balance	$2,250	$2,574

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
The indenture governing the Senior Notes contain covenants limiting the Company’s ability and the ability of certain subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. As of July 31, 2022, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.

The net carrying amount of the Senior Notes was as follows:

As of July 31, 2022
Principal	$575,000
Unamortized debt issuance costs	(8,228)
Net carrying amount	$566,772
The following table sets forth the interest expense recognized related to the Senior Notes:

Three Months Ended July 31, 2022
Contractual interest expense	$5,930
Amortization of debt issuance costs	252
Total interest expense related to the Senior Notes	$6,182
8. Commitments and Contingencies
Cloud Hosting Commitments
During the three months ended July 31, 2022, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Letters of Credit
The Company had a total of $2.4 million in letters of credit outstanding in favor of certain landlords for office space as of July 31, 2022.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of July 31, 2022.
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

Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended July 31,
	2022	2021
Operating lease cost	$3,133	$2,285
Short-term lease cost	783	541
Variable lease cost	230	205
Total lease cost	$4,146	$3,031
Lease term and discount rate information are summarized as follows:

As of July 31, 2022
Weighted average remaining lease term (years)	2.70
Weighted average discount rate	4.83%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of July 31, 2022 were as follows (in thousands):

Years Ending April 30,
Remainder of 2023	$8,977
2024	10,110
2025	6,086
2026	3,523
2027	—
Thereafter	—
Total minimum lease payments	28,696
Less imputed interest	(1,758)
Present value of future minimum lease payments	26,938
Less current lease liabilities	(11,408)
Operating lease liabilities, non-current	$15,530
10. Ordinary Shares
The Company’s articles of association designated and authorized the Company to issue 165 million ordinary shares at a par value per ordinary share of €0.01 per share.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through July 31, 2022.
Ordinary Shares Reserved for Issuance
The Company had reserved ordinary shares for issuance as follows:

	As of July 31, 2022	As of April 30, 2022
Stock options issued and outstanding	4,950,306	5,219,124
RSUs issued and outstanding	4,413,451	4,717,548
Remaining shares available for future issuance under the 2012 Plan	22,132,919	17,647,684
Total ordinary shares reserved	31,496,676	27,584,356

Convertible Preference Shares
The Company’s board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company’s shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2022, there were no convertible preference shares issued or outstanding.
11. Equity Incentive Plans
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 and further amended in December 2021 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and a duly authorized committee may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Company’s board of directors, compensation committee or a duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.
The equity awards available for grant were as follows:

Three Months Ended July 31, 2022
Available at beginning of fiscal year	17,647,684
Awards authorized	4,708,746
Options granted	(37,620)
Options cancelled	80,462
RSUs granted	(581,862)
RSUs cancelled	315,175
Shares withheld for taxes	334
Available at end of period	22,132,919
Stock Incentive Plans Assumed in Acquisitions
In connection with acquisitions completed in prior years, the Company assumed certain unvested stock options that were outstanding on the date of the respective acquisitions.
The assumed stock options will continue to be outstanding and will be governed by the provisions of their respective plan and are included in the stock option activity table below.
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2022	5,219,124	$29.41	6.22	$266,021
Stock options granted	37,620	$78.30
Stock options exercised	(225,263)	$15.19
Stock options cancelled	(80,462)	$79.88
Stock options assumed in acquisition cancelled	(713)	$41.88
Balance as of July 31, 2022	4,950,306	$29.61	5.98	$267,301
Exercisable as of July 31, 2022	3,941,611	$20.31	5.52	$240,555

Stock options exercisable include 4,167 stock options that were unvested as of July 31, 2022.
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $46.44 for the three months ended July 31, 2022.
As of July 31, 2022, the Company had unrecognized stock-based compensation expense of $38.9 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 2.21 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2022	4,717,548	$108.44
RSUs granted	581,862	$78.29
RSUs released	(570,784)	$101.66
RSUs cancelled	(315,175)	$110.83
Outstanding and unvested at July 31, 2022	4,413,451	$105.18
As of July 31, 2022, the Company had unrecognized stock-based compensation expense of $428.2 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.74 years.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,
	2022	2021
Cost of revenue
Subscription	$2,160	$2,134
Services	2,225	1,575
Research and development	18,710	12,097
Sales and marketing	15,647	9,850
General and administrative	8,141	4,522
Stock-based compensation expense, net of amounts capitalized	46,883	30,178
Capitalized stock-based compensation expense	—	28
Total stock-based compensation expense	$46,883	$30,206
12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended July 31,
	2022	2021
Numerator:
Net loss	$(69,551)	$(34,489)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	94,621,365	91,201,372
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.74)	$(0.38)

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

	Three Months Ended July 31,
	2022	2021
Stock options	4,950,306	6,698,415
RSUs	4,413,451	3,148,574
Total	9,363,757	9,846,989
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $2.8 million and $2.7 million for the three months ended July 31, 2022 and 2021, respectively. The provision for income taxes was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
14. Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. This 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $4.6 million and $3.5 million of expense related to the 401(k) Plan during the three months ended July 31, 2022 and 2021, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $2.3 million and $1.6 million of expense during the three months ended July 31, 2022 and 2021, respectively.
15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended July 31,
	2022	2021
United States	$145,367	$103,140
Rest of world	104,714	89,955
Total revenue	$250,081	$193,095
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of July 31, 2022	As of April 30, 2022
United States	$19,840	$22,112
United Kingdom	3,853	4,478
India	2,907	3,407
Rest of world	4,712	2,647
Total long-lived assets	$31,312	$32,644

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2022. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year end is April 30, and our fiscal quarters end on July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2022 is referred to as fiscal 2022, and our fiscal year ending April 30, 2023 is referred to as fiscal 2023.
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
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in US dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 93% and 92% of total revenue for the three months ended July 31, 2022 and 2021, respectively. We also generate revenue from consulting and training services.
We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of July 31, 2022, we had over 19,300 customers compared to over 16,000 customers as of July 31, 2021. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.

Many of these customers start with limited initial spending, but can significantly grow their spending. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and applying our products to new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,010 and over 780 as of July 31, 2022 and 2021, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both initial conversion of users into customers and additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,056 employees as of July 31, 2022.
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
In response to the COVID-19 pandemic and in an effort to focus on maintaining business continuity and preparing for the future and long-term success of our business, we have taken precautionary measures intended to help minimize the risk of the virus to our employees, customers, and the communities in which we operate, including modifying our business practices, such as suspending employee travel, adapting employee work locations, and holding events and trainings virtually. Further, we also temporarily reduced the pace of investments in our business in response to the COVID-19 pandemic in the first quarter of fiscal 2021, but began to gradually increase our investments in our business in subsequent quarters. We intend to continue to make additional investments in the business in the remainder of fiscal 2023. We continue to monitor the major impacts of the COVID-19 pandemic and make changes in our business as appropriate, in response to such impacts. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional risks.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the three months ended July 31, 2022 and 2021, Elastic Cloud contributed 39% and 32% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.

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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as their ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was slightly below 130% for the three months ended July 31, 2022.
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
A portion of the revenue from self-managed subscriptions is generally recognized up front at the point in time when the license is delivered and the remainder is recognized ratably over the subscription term. Revenue from subscriptions that require access to the cloud or that are hosted and managed by us is recognized ratably over the subscription term or on a usage basis for consumption-based arrangements; both are presented within Subscription revenue in our condensed consolidated statements of operations.
Services.  Services is composed of consulting services as well as public and private training. Revenue for services is recognized as these services are delivered.
Cost of Revenue
Subscription. Cost of subscription consists primarily of personnel and related costs for employees associated with supporting our subscription arrangements, certain third-party expenses, and amortization of certain intangible and other assets. Personnel and related costs, or personnel costs, comprise cash compensation, benefits and stock-based compensation to employees, costs of third-party contractors, and allocated overhead costs. Third-party expenses consist of cloud hosting costs and other expenses directly associated with our customer support. We expect our cost of subscription to increase in absolute dollars as our subscription revenue increases.
Services. Cost of services revenue consists primarily of personnel costs directly associated with delivery of training, implementation and other services, costs of third-party contractors, facility rental charges and allocated overhead costs. We expect our cost of services to increase in absolute dollars as we invest in our business and as services revenue increases.
Gross profit and gross margin. Gross profit represents revenue less cost of revenue. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the timing of our acquisition of new customers and our renewals with existing customers, the average sales price of our subscriptions and services, the amount of our revenue represented by hosted services, the mix of subscriptions sold, the mix of revenue between subscriptions and services, the mix of services between consulting and training, transaction volume growth and support case volume growth. We expect our gross margin to fluctuate over time depending on the factors described above. We expect our revenue from Elastic Cloud to continue to increase as a percentage of total revenue, which we expect will adversely impact our gross margin as a result of the associated hosting costs.
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
Other Expense, Net
Other expense, net primarily consists of interest expense, gains and losses from transactions denominated in a currency other than the functional currency, and interest income.
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

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Revenue
Subscription	$231,814	$177,185
Services	18,267	15,910
Total revenue	250,081	193,095
Cost of revenue (1)(2)(3)
Subscription	53,551	37,520
Services	19,428	12,142
Total cost of revenue	72,979	49,662
Gross profit	177,102	143,433
Operating expenses (1)(2)(3)(4)
Research and development	78,649	59,382
Sales and marketing	125,006	88,033
General and administrative	34,088	27,052
Total operating expenses	237,743	174,467
Operating loss (1)(2)(3)(4)	(60,641)	(31,034)
Other expense, net
Interest expense	(6,401)	(1,820)
Other income, net	339	1,018
Loss before income taxes	(66,703)	(31,836)
Provision for (benefit from) income taxes	2,848	2,653
Net loss	$(69,551)	$(34,489)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Cost of revenue
Subscription	$2,160	$2,134
Services	2,225	1,575
Research and development	18,710	12,097
Sales and marketing	15,647	9,850
General and administrative	8,141	4,522
Total stock-based compensation expense	$46,883	$30,178

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Cost of Revenue
Subscription	$223	$262
Services	144	364
Research and development	962	1,598
Sales and marketing	775	1,691
General and administrative	278	484
Total employer payroll tax on stock transactions	$2,382	$4,399
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Cost of Revenue
Subscription	$2,964	$2,012
Sales and marketing	1,231	1,429
Total amortization of acquired intangibles	$4,195	$3,441
(4) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Research and development	$2,480	$—
General and administrative	37	226
Total acquisition-related expenses	$2,517	$226

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended July 31,
	2022	2021
Revenue
Subscription	93%	92%
Services	7%	8%
Total revenue	100%	100%
Cost of revenue (1)(2)(3)
Subscription	21%	19%
Services	8%	7%
Total cost of revenue	29%	26%
Gross profit	71%	74%
Operating expenses (1)(2)(3)(4)
Research and development	31%	31%
Sales and marketing	50%	45%
General and administrative	14%	14%
Total operating expenses	95%	90%
Operating loss (1)(2)(3)(4)	(24)%	(16)%
Other expense, net
Interest expense	(2)%	(1)%
Other income, net	0%	1%
Loss before income taxes	(26)%	(16)%
Provision for (benefit from) income taxes	2%	2%
Net loss	(28)%	(18)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2022	2021
Cost of revenue
Subscription	1%	1%
Services	1%	1%
Research and development	8%	6%
Sales and marketing	6%	5%
General and administrative	3%	3%
Total stock-based compensation expense	19%	16%
(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended July 31,
	2022	2021
Cost of Revenue
Subscription	—%	—%
Services	—%	—%
Research and development	1%	1%
Sales and marketing	—%	1%
General and administrative	—%	—%
Total employer payroll tax on stock transactions	1%	2%

(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2022	2021
Cost of Revenue
Subscription	1%	1%
Sales and marketing	—%	1%
Total amortization of acquired intangibles	1%	2%
(4) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2022	2021
Research and development	1%	—%
General and administrative	—%	—%
Total acquisition-related expenses	1%	—%
Comparison of Three Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
Revenue
Subscription	$231,814	$177,185	$54,629	31%
Services	18,267	15,910	2,357	15%
Total revenue	$250,081	$193,095	$56,986	30%

Subscription revenue increased by $54.6 million, or 31%, for the three months ended July 31, 2022 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to over 19,300 customers for the three months ended July 31, 2022 compared to over 16,000 customers in the same period of the prior year.
Services revenue increased by $2.4 million, or 15%, for the three months ended July 31, 2022 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
Cost of revenue
Subscription	$53,551	$37,520	$16,031	43%
Services	19,428	12,142	7,286	60%
Total cost of revenue	$72,979	$49,662	$23,317	47%
Gross profit	$177,102	$143,433	$33,669	23%
Gross margin:
Subscription	77%	79%
Services	(6)%	24%
Total gross margin	71%	74%

Cost of subscription revenue increased by $16.0 million, or 43%, for the three months ended July 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $14.1 million in cloud infrastructure costs and an increase of $1.0 million in intangible asset amortization. In addition, personnel and related costs increased by $0.6 million. The increase in personnel and related costs includes an increase of $0.5 million in salaries and related taxes and an increase of $0.1 million in employee benefit expense. Total subscription margin decreased to 77% for the three months ended July 31, 2022 compared to 79% for the same period of the prior year.
Cost of services revenue increased by $7.3 million, or 60%, for the three months ended July 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $4.1 million in personnel and related costs, including increases of $2.7 million in salaries and related taxes, $0.6 million in stock-based compensation, and $0.3 million in employee benefits expense driven by an increase in headcount in our services organization. In addition, subcontractor costs increased by $2.5 million and travel costs increased by $0.3 million.
Gross margin for services revenue was (6)% for the three months ended July 31, 2022 compared to 24% for the same period of the prior year. The decrease in margin is primarily due to the cost of services, including personnel and related costs and subcontractor costs, growing at a higher rate than services revenue. We continue to invest in headcount for our services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future as COVID-19 risks and travel restrictions abate. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
Research and development	$78,649	$59,382	$19,267	32%
Research and development expense increased by $19.3 million, or 32%, for the three months ended July 31, 2022 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $16.2 million and software and equipment expense increased $0.4 million as a result of growth in headcount. In addition, cloud infrastructure costs related to our research and development activities increased by $1.3 million, consulting costs increased by $0.7 million, and travel costs increased by $0.5 million. The increase in personnel and related costs includes an increase of $6.6 million in stock-based compensation, an increase of $5.6 million in salaries and related taxes, an increase of $2.5 million in acquisition related compensation, and an increase of $1.0 million in employee benefits expense.
Sales and marketing

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
Sales and marketing	$125,006	$88,033	$36,973	42%
Sales and marketing expense increased by $37.0 million, or 42%, for the three months ended July 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $30.1 million in personnel related costs and a $1.6 million increase in software and equipment charges due to growth in headcount. In addition, travel expenses increased by $4.1 million and consulting costs increased by $0.8 million. The increase in personnel and related costs includes an increase of $16.5 million in salaries and related taxes, an increase of $5.8 million in stock-based compensation, an increase of $3.6 million in commission expense, and an increase of $2.8 million in employee benefits expense.
General and administrative

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$34,088	$27,052	$7,036	26%

General and administrative expense increased by $7.0 million, or 26%, for the three months ended July 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $8.2 million in personnel related costs and a $0.4 million increase in software and equipment charges due to headcount growth. In addition, insurance and other taxes increased by $0.6 million. These increases were partially offset by a $2.5 million decrease in legal and professional fees. The increase in personnel and related costs includes an increase of $3.6 million in stock-based compensation expense, an increase of $3.5 million in salaries and related taxes, and an increase of $0.5 million in employee benefits expense.
Other Expense, Net

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
Other expense, net	$(6,062)	$(802)	$(5,260)	656%
Other expense was $6.1 million for the three months ended July 31, 2022 compared to $0.8 million in the prior year. This was primarily due to a net increase in interest expense of $4.6 million primarily due to the issuance of our Senior Notes during the prior fiscal year. In addition, we recognized a foreign currency transaction loss of $1.0 million in the three months ended July 31, 2022 compared to a foreign currency transaction gain of $1.0 million in the same period of the prior year. These were partially offset by an increase of $1.3 million in interest income from investments.
Provision for Income Taxes

	Three Months Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
Provision for income taxes	$2,848	$2,653	$195	7%
The provision for income taxes increased $0.2 million, or 7%, for the three months ended July 31, 2022 compared to the same period of the prior year. Our effective tax rate was (4)% and (8)% of our net loss before taxes for the three months ended July 31, 2022 and 2021, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax expense is driven primarily by growth in foreign jurisdictions for which we are not subject to valuation allowances or net operating losses.
Liquidity and Capital Resources
As of July 31, 2022, we had cash and cash equivalents and restricted cash of $848.8 million and $2.4 million, respectively, and working capital of $539.9 million. Our restricted cash consists primarily of cash deposits with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $886.7 million as of July 31, 2022. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(9,705)	$14,051
Net cash used in investing activities	$(479)	$(1,634)
Net cash provided by financing activities	$3,397	$578,791
Net Cash Provided By (Used In) Operating Activities
Net cash used in operating activities during the three months ended July 31, 2022 was $9.7 million, which resulted from a net loss of $69.6 million and net cash outflow of $15.4 million from changes in operating assets and liabilities adjusted for non-cash charges of $75.3 million. Non-cash charges primarily consisted of $46.9 million for stock-based compensation expense, $17.4 million for amortization of deferred contract acquisition costs, $5.2 million of depreciation and intangible asset amortization expense, $3.0 million in non-cash operating lease costs, a net foreign currency transaction loss of $1.8 million, an increase of $0.7 million in deferred tax assets, and amortization of debt issuance costs of $0.3 million. The net cash outflow from changes in operating assets and liabilities was the result of a $27.0 million decrease in deferred revenue, an increase in deferred contract acquisition costs of $19.7 million as our sales commissions increased due to increased business volume, a net decrease of $18.4 million in accounts payable, accrued expenses and accrued compensation and benefits, and a decrease of $3.2 million in operating lease liabilities. These were partially offset by a decrease of $46.0 million in accounts receivable and a decrease of $6.8 million in prepaid and other assets.
Net cash provided by operating activities during the three months ended July 31, 2021 was $14.1 million, which resulted from non-cash charges of $49.2 million and was partially offset by a net loss of $34.5 million and net cash outflow of $0.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $30.2 million for stock-based compensation expense, $13.9 million for amortization of deferred contract acquisition costs, $4.5 million of depreciation and intangible asset amortization expense, $1.9 million in non-cash operating lease costs, and $0.1 million of other which were partially offset by a foreign currency transaction gain of $1.1 million and an increase in deferred income taxes of $0.1 million. The net cash outflow from changes in operating assets and liabilities was the result of a decrease of $30.6 million in deferred revenue, an increase in deferred contract acquisition costs of $14.8 million as our sales commissions increased due to the addition of new customers, an increase of $10.7 million in prepaid expenses and other assets, and a $1.9 million decrease in operating lease liabilities. These outflows were partially offset by a decrease in accounts receivable of $48.3 million and a net increase of $9.0 million in accounts payable, accrued expenses, and accrued compensation and benefits.
Net Cash Used in Investing Activities
Net cash used in investing activities of $0.5 million during the three months ended July 31, 2022 was due to capital expenditures during the period.
Net cash used in investing activities during the three months ended July 31, 2021 was $1.6 million due to capitalization of $1.0 million in internal-use software costs and $0.7 million of capital expenditures.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $3.4 million during the three months ended July 31, 2022 was due to the proceeds from stock option exercises.
Net cash provided by financing activities during the three months ended July 31, 2021 was $578.8 million due to the proceeds of $575.0 million from debt issuance and $11.0 million of proceeds from option exercises during the period which were partially offset by payments of debt issuance costs of $7.2 million.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. There have been no material changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended April 30, 2022.

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
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $851.1 million as of July 31, 2022. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars, and to a lesser extent the Euro, British Pound Sterling, and other currencies. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a material impact on our net operating results to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally.
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized a foreign currency transaction loss of $1.0 million and a foreign currency transaction gain of $1.0 million for the three months ended July 31, 2022 and 2021, respectively.
As of July 31, 2022, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in current exchange rates would have an impact of approximately $13.9 million on our cash, cash equivalents, and restricted cash balances.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this Item is incorporated herein by reference to Part I, Item 1. “Financial Statements,” Note 8, “Commitments and Contingencies” included in this Quarterly Report on Form 10-Q.
From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would individually or taken together, in our opinion, have a material adverse effect on our business, results of operations, financial condition or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to over 19,300 as of July 31, 2022. Further, while our employee headcount has grown as we have been implementing our growth plans, we may modify our pace of hiring to align with our growth plans. The growth and expansion of our business and offerings places a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to hire, train and retain enough qualified employees, and we may not be able to hire, train and onboard new employees fast or effectively enough to maintain our growth plans. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
We have incurred losses in all years since our incorporation. We incurred a net loss of $69.6 million, $203.8 million, and $129.4 million for the three months ended July 31, 2022 and the years ended April 30, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $886.7 million as of July 31, 2022. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive operating cash flow in fiscal 2022, any failure to grow our business could prevent us from achieving positive operating cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
Our ability to grow our business will depend significantly on the expansion and adoption of our Elastic Cloud offerings.
We believe our future success will depend significantly on the growth in the adoption of Elastic Cloud, our family of cloud-based offerings. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have also entered into non-cancelable multi-year cloud hosting capacity commitments with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We believe that we must offer a family of cloud-based products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. For the three months ended July 31, 2022 and the years ended April 30, 2022 and 2021, Elastic Cloud contributed 39%, 35%, and 27% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market or deliver cloud-based offerings that satisfy customer requirements technically or commercially, or if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
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
We face competition from both established and emerging competitors. Our current primary competitors generally fall into the following categories:
•For Enterprise Search: offerings such as Solr (open source offering) and Lucidworks Fusion, search tools including Google Programmable Search Engine, and workplace search tools including Coveo and Endeca (owned by Oracle).
•For Observability: software vendors with specific observability solutions to analyze logging data, metrics, APM data, or infrastructure uptime, such as Splunk, New Relic, Dynatrace, AppDynamics (owned by Cisco Systems), and Datadog.
•For Security: security vendors such as Splunk, Azure Sentinel (by Microsoft), CrowdStrike, Carbon Black (owned by VMware), McAfee, and Symantec (owned by Broadcom).
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
In connection with the operation of our business, we collect, store, transfer, and otherwise process certain personal data. As a result, our business is subject to a variety of government and industry regulations, as well as other obligations, related to privacy, data protection and information security. Any actual or perceived failure by us to comply with such regulations or any other obligations relating to privacy, data protection or information security could adversely affect our business.
In the operation of our business, we collect, store, transfer, and otherwise process personal data. As a result, we are subject to a variety of federal, state, local and foreign laws and regulations governing privacy, data protection, information security, and the collection, storage, transfer, use, retention, sharing, disclosure, protection, and processing of personal data. Privacy, data protection, and information security are significant issues in various jurisdictions where we offer our products. The regulatory frameworks for these issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. For example, California (California Consumer Privacy Act and the California Privacy Rights Act), Colorado (Colorado Privacy Act), Connecticut (An Act Concerning Personal Data Privacy and Online Monitoring), Utah (Utah Consumer Privacy Act) and Virginia (Virginia Consumer Data Protection Act) have enacted such legislation. Such legislation may include a private right of action for certain data breaches, may provide for penalties and other remedies, and may require us to incur substantial costs and expenses and liabilities in connection with our compliance. Other U.S. states and the U.S. federal government are considering or have enacted privacy legislation. Some of these laws and legislative proposals provide for penalties, private rights of action and other remedies, which may increase our costs of compliance and potential liability. Many obligations under these laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. Further, industry organizations regularly adopt and advocate for new standards in these areas. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
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
Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of personal data. The GDPR imposes significant obligations and risk upon our business, including imposing limitations on our marketing efforts, and provides for substantial penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Further, the United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British Pound Sterling or four percent of the group’s annual global turnover. Following the exit of the United Kingdom from the European Union, however, aspects of United Kingdom data protection law and the relationship of the United Kingdom and the European Union in the medium to longer term remain unclear, including with respect to how data transfers to and from the United Kingdom will be regulated. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which permits continued personal data flows from the European Economic Area (“EEA”) to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim.
Among other requirements, the GDPR regulates transfers of personal data to third countries that have not received “adequacy” status, including the United States. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.
The regulatory environment applicable to handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. We have undertaken certain efforts to conform transfers of personal data from the EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including using standard contractual clauses approved by the European Commission (the “SCCs”) and performing certain international transfer impact assessments, however, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. In the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCCs”), which went into effect on March 21, 2022. In light of these and other developments relating to cross-border data transfer, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. As a result of these developments, we and our customers may face regulators in the EEA, Switzerland, and the United Kingdom applying different standards to certain data transfers or requiring additional steps in connection with data transfers, and may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, and we may be required to implement additional contractual and technical safeguards for the lawful transfer of personal data. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, Switzerland, and the United Kingdom and our customers may face a risk of enforcement actions by European data protection authorities relating to such transfers. We may experience hesitancy, reluctance, or refusal by customers to continue to use our products due to the potential risk exposure to such customers as a result of sentiment in the EEA, Switzerland, and the United Kingdom regarding international data transfers and data protection obligations imposed on them. These and the other risks described above could result in harm to our business, operating results and financial condition.
In addition to government regulation, industry groups have established or may establish new and different self-regulatory standards that may legally or contractually apply to us or our customers. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (“PCI DSS”), which relates to the processing of payment card information. Further, our customers increasingly expect us to comply with more stringent privacy, data protection, and information security requirements than those imposed by laws, regulations, or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.
We also expect that there will continue to be changes in interpretations of existing or new laws and regulations, proposed laws, and other obligations, which could impair our or our customers’ ability to process personal data, which could decrease demand for our offerings, impact our marketing efforts, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. Because the interpretation and application of many laws and regulations relating to privacy, data protection, and information security, along with industry standards, are uncertain, it is possible that these laws and regulations may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our data management practices or the features of our products, and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our products or our business practices, any of which could have an adverse effect on our business. Data protection authorities in the European Union increasingly are focused on the use of online tracking tools and have issued or indicated that they plan to issue rulings which may impact our marketing practices. Any restrictions on using online analytics and tracking tools could lead to substantial costs, require significant changes to our policies and practices, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.
We have incurred substantial expenses in complying with data protection legal frameworks and we may be required to make significant changes in our business operations, which may adversely affect our business. Because these new regimes lack a substantial enforcement history, we are unable to predict how emerging standards may be applied to us, and thus, a regulator may subject us to certain actions, fines or public censure. Any actual or perceived inability to adequately address, or failure to comply with data protection requirements, even if unfounded, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
The ongoing COVID-19 pandemic could harm our business and results of operations.
The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in many of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The continued spread of the COVID-19 pandemic and the resurgence of infection rates in certain regions has caused us to continue to modify our business practices (including imposing restrictions on employee travel, adapting employee work locations, and holding events and trainings virtually), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which COVID-19 and our precautionary measures may continue to impact our business will depend on future developments, which continue to be uncertain and cannot be predicted at this time. It has been and, until the COVID-19 pandemic is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results. The magnitude and duration of the disruption and resulting decline in business activity remains uncertain and could negatively impact our sales and marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to deliver services, our ability to recruit employees across the organization which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges, any of which could harm our business.
We are moving toward normal operations on a market-by-market basis in accordance with local guidelines. Our approach may vary among geographies depending on local guidelines, and may change at any time, including in response to new or reimposed precautionary measures as the pandemic evolves. We may incorporate into our ongoing business operations certain business practice modifications implemented in response to the COVID-19 pandemic. These business modifications have and may continue to result in inefficiencies, delays and additional costs, including increased tax compliance obligations, that may adversely affect our business. As we resume in-person meetings and events, we may face additional challenges and incur additional costs, including those associated with workplace safety protocols, disparate regional safety guidelines and workplace or labor disputes or claims related to COVID-19, which could also negatively impact our business.
In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers, vendors, channel partners and government entities for an indefinite period of time, including in specific regions of the world or sectors of the economy and as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Further, the impact of the COVID-19 pandemic has varied significantly across different industries with certain industries experiencing increased demand for their products and services as the needs of the economy shift, while others have struggled to maintain demand for their products and services consistent with historical levels. Because we have a limited history in understanding these impacts, our ability to adapt our sales and marketing initiatives to such changes may be uncertain and our ability to forecast rates of customer retention and expansion may be negatively impacted. Meanwhile, a shift towards more consumption-based arrangements for our Elastic Cloud offerings, where the timing of revenue recognition is tied to our customers’ actual usage of our products, may further exacerbate such uncertainty as well as the difficulty of forecasting customer retention and expansion rates.
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
•general political, geopolitical, economic, industry and market conditions (including recessionary pressures or uncertainties in the global economy);
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
•Russia’s invasion of Ukraine and the related impact on macroeconomic conditions;
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
The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly. For example, the full impact of the COVID-19 pandemic is unknown and could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. Such fluctuations could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially, and we could face costly lawsuits, including securities class action suits, which could have an adverse effect on our business.
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

If we do not effectively develop and expand our sales and marketing capabilities, including expanding, training, and compensating our sales force, we may be unable to add new customers, increase sales to existing customers or expand the value of our existing customers’ subscriptions and our business will be adversely affected.
We dedicate significant resources to sales and marketing initiatives, which require us to invest significant financial and other resources, including in markets in which we have limited or no experience. Our business and results of operations will be harmed if our sales and marketing efforts do not generate significant revenue increases or increases that are smaller than anticipated.
We may not achieve revenue growth from expanding our sales force if we are unable to hire, train, and retain talented and effective sales personnel. We depend on our sales force to obtain new customers and to drive additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the requisite skills and technical knowledge. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient sales personnel to support our growth, and as we introduce new products, solutions and marketing strategies, we may need to re-train existing sales personnel. For example, we may need to provide additional training and development to our sales personnel in relation to selling consumption-based arrangements and expanding customer usage of our offerings over time. New hires also require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. As we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions and our business model. Additionally, we may need to evolve our sales compensation plans to drive the growth of our Elastic Cloud offerings with consumption-based arrangements. Such changes may have adverse consequences if not designed effectively. If we are unable to hire and train sufficient numbers of effective sales personnel, our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or our sales and marketing programs, including our sales compensation plans, are not effective, our growth and results of operations could be negatively impacted and our business will be harmed.
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
Subscription revenue accounts for the substantial majority of our revenue, comprising 93% of total revenue for the three months ended July 31, 2022 and the years ended April 30, 2022 and 2021. We recognize the vast majority of our subscription revenue, either based on actual consumption or monthly, over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.

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
Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our products to maximize their potential. If our products are not implemented, configured, updated or used correctly or as intended, or in a timely manner, inadequate performance, errors, loss of data, corruptions and/or security vulnerabilities may result. For example, there have been and may in the future continue to be, reports of our customers not properly securing implementations of our products, which can result in unprotected data. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software, or our customers’ failure to update our software, or our failure to train customers on how to use our software productively, may result in customer dissatisfaction, negative publicity and may adversely affect our reputation and brand. Failure by us to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, and adversely affect our business and growth prospects.
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
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Security risks are also heightened during the ongoing COVID-19 pandemic as more individuals are working remotely and utilizing home networks for transmitting information, and reported ransomware incidents with significant operational impacts also appear to be escalating in frequency and degree. Also, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services as well as retaliatory cybersecurity attacks from Russian and Russian-affiliated actors against companies with a U.S. presence. We may be at a heightened risk of such retaliatory attacks due to our decision to no longer sell our products to companies in Russia or Belarus until further notice, and to support Ukraine by, among other things, providing free access to Elastic Cloud solutions, including our platinum security capabilities, to organizations in Ukraine. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cyberattacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial, and reputational harms that may arise from such an incident.
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
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions such as a security incident, increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer liabilities, penalties, fines, increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Further, supply chain disruptions due to Russian’s invasion of Ukraine and any impacts that may have on our third-party service providers may disrupt our business operations. Any of such disruptions may adversely impact our business and our financial condition, results of operations or cash flows could be adversely affected until we replace such providers or develop replacement technology or operations. In addition, if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships, it could adversely affect our business and financial results.
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
Earlier this year, Shay Banon transitioned from the role of Chief Executive Officer to the role of Chief Technology Officer, and Ashutosh Kulkarni transitioned from the role of Chief Product Officer to Chief Executive Officer. If we are not successful in managing the transition of our Chief Executive Officer, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business.
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
Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the offerings of several different companies, including offerings that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own offerings or those of our competitors, fail to provide adequate technical integration with their own offerings, fail to meet the needs of our customers, or fail to deliver services to our customers, our ability to grow our business and sell our offerings may be harmed. Our partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our results of operations.
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
Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings. Additionally, currency fluctuations in certain countries and regions, inflationary pressures and interest rate fluctuations, may negatively impact actual prices that customers and channel partners are willing to pay in those countries and regions. Any decrease in the sales prices for our offerings, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely impacted by a shift in the mix of our subscriptions from self-managed to our cloud offering, for which we incur hosting costs, as well as any increase in our mix of services relative to subscriptions. We may not be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to a number of factors, and we expect that revenue from Elastic Cloud will continue to become a larger part of our revenue mix. Due to the differing revenue recognition policies applicable to our subscriptions and services, shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Our introduction of consumption-based arrangements for our Elastic Cloud offerings, where the revenue we recognize is tied to our customers’ actual usage of our products, may further exacerbate the variation in our revenue. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our ordinary shares could decline.
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
As of July 31, 2022, we had customers located in over 125 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of July 31, 2022, we had employees located in over 40 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
•political and economic instability related to international disputes, such as Russia’s invasion of Ukraine and the related impact on macroeconomic conditions as a result of such conflict, which may negatively impact our customers, partners, and vendors;

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
We may need to raise additional funds in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, particularly during times of market volatility and general economic instability. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States and other jurisdictions, are subject to change and interpretation. These changes include the introduction of a global minimum tax at a rate of 15% under the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, agreed upon by 137 jurisdictions under the Organisation for Economic Co-operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS), which is expected to enter into force in 2023. The United States has recently enacted legislation implementing several changes to U.S. tax laws, including a 15% minimum tax on adjusted financial statement income (AFSI) in excess of $1 billion. In addition, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Once we have taxable profits in the United States, this provision is expected to decrease cash flows from operations and increase net deferred tax assets by a similar amount for our U.S. operations. Any new legislation or interpretations of existing legislation could impact our tax obligations in countries where we do business or cause us to change the way we operate our business and result in increased taxation of our international earnings.
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
As of April 30, 2022, we had net operating loss carryforwards (“NOLs”) for Dutch, United States (Federal and State, respectively) and United Kingdom income tax purposes of $758.4 million, $1,002.5 million, $651.8 million and $67.5 million, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize NOLs could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
A portion of our subscription revenue is generated, and a portion of our operating expenses is incurred, outside the United States in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly against the Euro and the British Pound Sterling. In part as a result of the COVID-19 pandemic and Russia’s invasion of Ukraine, foreign currency exchange rates have been and could continue to be subject to increased volatility. The strengthening of the U.S. dollar increases the real cost of our offerings to our non-U.S. dollar customers, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If the strength of the U.S. dollar increases, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

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
In addition, various countries regulate the export and import of certain encryption software and technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products and services or could limit our end-customers’ ability to implement our products in those countries. Specifically, export restrictions recently imposed on Russia and Belarus limit the export of encryption software and related source code and technology to these locations, which severely limited and could continue to limit our ability to provide our software and services in these countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. The following developments could result in decreased use of our products and services by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets could adversely affect our business, financial condition and operating results.
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
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, stock prices of companies with significant operating losses have recently declined significantly, and in many instances more significantly than stock prices of companies with operating profits. The economic impact and uncertainty of the ongoing COVID-19 pandemic, as well as Russia’s invasion of Ukraine, have exacerbated this volatility in both the overall stock markets and the market price of our ordinary shares. A significant decline in the price of our shares could have an adverse impact on investor confidence and employee retention. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. The market price of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•general economic conditions and slow or negative growth of our markets, including as a result of the COVID-19 pandemic, Russia’s invasion of Ukraine, and the general inflation and interest rate environment; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
In addition, holders of an aggregate of 17,346,561 ordinary shares, based on shares outstanding as of July 31, 2022, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plans, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
The DWT Exit Tax has been amended several times since the initial proposal of law and is under ongoing discussion. In addition, a very critical advice of the Council of State and a very critical reaction of the Dutch government to the latest proposal of law have been published. It is therefore not certain whether the DWT Exit Tax will be enacted and if so, in what form. If enacted in its present form, the DWT Exit Tax will have retroactive effect as from December 8, 2021.
Risks Related to our Outstanding Senior Notes
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of July 31, 2022, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
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
General Risk Factors

Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of inflation, Russia’s invasion of Ukraine, or the COVID-19 pandemic, could limit our ability to grow our business and negatively affect our results of operations.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and accounting of intangible assets.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance (“ESG”) related matters, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. For example, increased efforts on and the involvement of advisors to assist with policies and disclosures practices on ESG matters may result in additional expenses. Further, our practices and public disclosures regarding ESG matters could impact our brand and reputation. If our ESG practices and disclosures do not meet evolving investor or other stakeholder expectations and societal and regulatory standards, or if we are unable to make progress on or achieve our goals and objectives in this area, then our reputation, our ability to attract or retain sales, marketing and other employees, and our attractiveness as an investment or business partner could be negatively impacted, which could adversely affect our operating results.
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

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
10.1	Offer Letter between the Company and Ken Exner, dated as of July 19, 2022.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
______________________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date: August 29, 2022	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 29, 2022	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)