Form 10-Q
period 2022-10-31
Elastic N.V.
filed 2022-12-02
CIK 1707753

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
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 30, 2022, the registrant had 95,605,341 ordinary shares, €0.01 par value per share, outstanding.

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of macroeconomic conditions, including declining rates of economic growth, supply chain disruptions, inflationary pressures, increased interest rates, and other conditions discussed in this report, on information technology spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of October 31, 2022	As of April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$856,237	$860,949
Restricted cash	2,385	2,688
Accounts receivable, net of allowance for credit losses of $1,801 and $2,700 as of October 31, 2022 and April 30, 2022, respectively	185,906	215,228
Deferred contract acquisition costs	45,418	43,628
Prepaid expenses and other current assets	33,030	41,215
Total current assets	1,122,976	1,163,708
Property and equipment, net	5,696	7,207
Goodwill	303,742	303,906
Operating lease right-of-use assets	29,840	25,437
Intangible assets, net	37,384	45,800
Deferred contract acquisition costs, non-current	77,544	74,419
Deferred tax assets	5,395	5,811
Other assets	11,655	16,643
Total assets	$1,594,232	$1,642,931
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,055	$28,403
Accrued expenses and other liabilities	62,350	53,930
Accrued compensation and benefits	60,501	68,002
Operating lease liabilities	12,348	11,219
Deferred revenue	410,718	431,776
Total current liabilities	586,972	593,330
Deferred revenue, non-current	22,867	33,518
Long-term debt, net	567,026	566,520
Operating lease liabilities, non-current	19,127	16,482
Other liabilities, non-current	6,675	17,648
Total liabilities	1,202,667	1,227,498
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2022 and April 30, 2022	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 95,575,775 shares issued and outstanding as of October 31, 2022 and 94,174,914 shares issued and outstanding as of April 30, 2022	1,005	990
Treasury stock	(369)	(369)
Additional paid-in capital	1,351,987	1,250,108
Accumulated other comprehensive loss	(27,036)	(18,130)
Accumulated deficit	(934,022)	(817,166)
Total shareholders’ equity	391,565	415,433
Total liabilities and shareholders’ equity	$1,594,232	$1,642,931
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenue
Subscription	$241,211	$190,257	$473,025	$367,442
Services	23,190	15,723	41,457	31,633
Total revenue	264,401	205,980	514,482	399,075
Cost of revenue
Subscription	55,101	42,242	108,652	79,762
Services	19,656	11,642	39,084	23,784
Total cost of revenue	74,757	53,884	147,736	103,546
Gross profit	189,644	152,096	366,746	295,529
Operating expenses
Research and development	75,568	63,763	154,217	123,145
Sales and marketing	128,179	94,953	253,185	182,986
General and administrative	34,925	30,555	69,013	57,607
Total operating expenses	238,672	189,271	476,415	363,738
Operating loss	(49,028)	(37,175)	(109,669)	(68,209)
Other income (expense), net
Interest expense	(6,209)	(6,332)	(12,610)	(8,152)
Other income (expense), net	14,975	(666)	15,314	352
Loss before income taxes	(40,262)	(44,173)	(106,965)	(76,009)
Provision for income taxes	7,043	2,850	9,891	5,503
Net loss	$(47,305)	$(47,023)	$(116,856)	$(81,512)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.50)	$(0.51)	$(1.23)	$(0.89)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	95,307,146	92,206,199	94,964,423	91,703,786
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(47,305)	$(47,023)	$(116,856)	$(81,512)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,282)	588	(8,906)	(1,276)
Other comprehensive income (loss)	(6,282)	588	(8,906)	(1,276)
Total comprehensive loss	$(53,587)	$(46,435)	$(125,762)	$(82,788)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of July 31, 2022	94,970,627	$999	$(369)	$1,300,379	$(20,754)	$(886,717)	$393,538
Issuance of ordinary shares upon exercise of stock options	258,813	3	—	4,324	—	—	4,327
Issuance of ordinary shares upon release of restricted stock units	346,335	3	—	(3)	—	—	—
Stock-based compensation	—	—	—	47,287	—	—	47,287
Net loss	—	—	—	—	—	(47,305)	(47,305)
Foreign currency translation	—	—	—	—	(6,282)	—	(6,282)
Balances as of October 31, 2022	95,575,775	$1,005	$(369)	$1,351,987	$(27,036)	$(934,022)	$391,565

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of July 31, 2021	91,770,228	$963	$(369)	$1,112,845	$(9,969)	$(647,807)	$455,663
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	1,266	—	—	1,266
Issuance of ordinary shares upon exercise of stock options	690,538	8	—	9,844	—	—	9,852
Issuance of ordinary shares upon release of restricted stock units	105,259	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	29,454	—	—	29,454
Net loss	—	—	—	—	—	(47,023)	(47,023)
Foreign currency translation	—	—	—	—	588	—	588
Balances as of October 31, 2021	92,566,025	$972	$(369)	$1,153,408	$(9,381)	$(694,830)	$449,800
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2022	94,174,914	$990	$(369)	$1,250,108	$(18,130)	$(817,166)	$415,433
Issuance of ordinary shares upon exercise of stock options	484,076	6	—	7,718	—	—	7,724
Issuance of ordinary shares upon release of restricted stock units	916,785	9	—	(9)	—	—	—
Stock-based compensation	—	—	—	94,170	—	—	94,170
Net loss	—	—	—	—	—	(116,856)	(116,856)
Foreign currency translation	—	—	—	—	(8,906)	—	(8,906)
Balances as of October 31, 2022	95,575,775	$1,005	$(369)	$1,351,987	$(27,036)	$(934,022)	$391,565

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2021	90,533,985	$948	$(369)	$1,071,675	$(8,105)	$(613,318)	$450,831
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	1,266	—	—	1,266
Issuance of ordinary shares upon exercise of stock options	1,530,746	18	—	20,813	—	—	20,831
Issuance of ordinary shares upon release of restricted stock units	501,294	6	—	(6)	—	—	—
Stock-based compensation	—	—	—	59,660	—	—	59,660
Net loss	—	—	—	—	—	(81,512)	(81,512)
Foreign currency translation	—	—	—	—	(1,276)	—	(1,276)
Balances as of October 31, 2021	92,566,025	$972	$(369)	$1,153,408	$(9,381)	$(694,830)	$449,800
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(116,856)	$(81,512)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	10,430	9,325
Amortization of deferred contract acquisition costs	35,674	28,570
Amortization of debt issuance costs	506	307
Non-cash operating lease cost	5,649	3,842
Stock-based compensation expense, net of amounts capitalized	94,170	59,578
Deferred income taxes	(80)	(249)
Foreign currency transaction loss	48	4
Other	67	98
Changes in operating assets and liabilities:
Accounts receivable, net	25,193	519
Deferred contract acquisition costs	(43,569)	(39,277)
Prepaid expenses and other current assets	7,909	2,218
Other assets	4,809	(3,337)
Accounts payable	12,320	10,485
Accrued expenses and other liabilities	(1,645)	16,719
Accrued compensation and benefits	(5,947)	3,823
Operating lease liabilities	(5,573)	(3,983)
Deferred revenue	(22,168)	(3,462)
Net cash provided by operating activities	937	3,668
Cash flows from investing activities
Purchases of property and equipment	(822)	(751)
Business acquisitions, net of cash acquired	—	(108,104)
Capitalization of internal-use software	—	(2,713)
Net cash used in investing activities	(822)	(111,568)
Cash flows from financing activities
Proceeds from the issuance of debt	—	575,000
Proceeds from issuance of ordinary shares upon exercise of stock options	7,724	20,831
Payments of debt issuance costs	—	(9,234)
Net cash provided by financing activities	7,724	586,597
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12,854)	(3,407)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,015)	475,290
Cash, cash equivalents, and restricted cash, beginning of period	863,637	403,708
Cash, cash equivalents, and restricted cash, end of period	$858,622	$878,998
Supplemental disclosures of cash flow information
Cash paid for interest	$12,104	$—
Cash paid for income taxes, net	$3,861	$1,905
Cash paid for operating lease liabilities	$6,605	$4,829
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$64	$39
Operating lease right-of-use assets for new lease obligations	$10,770	$2,330
Debt issuance costs accrued, unpaid	$—	$28
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of October 31, 2022; interim condensed consolidated statements of operations, comprehensive loss, and shareholders’ equity for the three and six months ended October 31, 2022 and 2021; and interim condensed consolidated statements of cash flows for the six months ended October 31, 2022 and 2021; are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of October 31, 2022; results of the Company’s operations for the three and six months ended October 31, 2022 and 2021; statements of shareholders’ equity for the three and six months ended October 31, 2022 and 2021; and statements of cash flows for the six months ended October 31, 2022 and 2021. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and six month periods are also unaudited. The results for the three and six months ended October 31, 2022 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2023, or any future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet data as of April 30, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022 filed with the SEC on June 21, 2022 (“the Company's Annual Report on Form 10-K”).
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
Recently Adopted Accounting Pronouncements
Equity Awards: In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU No. 2021-04”), which clarifies the accounting for modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. It addresses how an entity should treat, measure the effect of, and recognize the effect of a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. The Company adopted ASU No. 2021-04 on May 1, 2022. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
Acquisitions: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, improving consistency in accounting for acquired revenue contracts with customers in a business combination by requiring that acquirers apply ASC Topic 606 to recognize contract assets and contract liabilities as if they had originated the contracts. If the acquiree prepared its financial statements in accordance with U.S. GAAP, the resulting acquired contract assets and liabilities should generally be consistent with the acquiree’s financial statements. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2024. Early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
3. Revenue and Remaining Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2022		2021		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$103,237	39%	$69,031	34%	$200,966	39%	$130,561	33%
Other subscription	137,974	52%	121,226	58%	272,059	53%	236,881	59%
Total subscription	241,211	91%	190,257	92%	473,025	92%	367,442	92%
Services	23,190	9%	15,723	8%	41,457	8%	31,633	8%
Total revenue	$264,401	100%	$205,980	100%	$514,482	100%	$399,075	100%
Remaining Performance Obligations
As of October 31, 2022, the Company had $901.2 million of remaining performance obligations. As of October 31, 2022, the Company expects to recognize approximately 89% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
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

The following table summarizes assets that are measured at fair value on a recurring basis as of October 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$566,258	$—	$—	$566,258
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$559,462	$—	$—	$559,462
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of October 31, 2022 was approximately $480.7 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
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
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total purchase price allocated to developed technology and goodwill was $15.5 million and $58.7 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 5 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the Company's current security solutions and is not deductible for income tax purposes.
Cmd has been included in the Company’s condensed consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.

Other Acquisitions
On September 2, 2021 and November 1, 2021, the Company acquired 100% of the share capital of Build Security Ltd. (“build.security”) and Optimyze.cloud Inc. (“Optimyze”), respectively, for a combined total purchase consideration of $57.2 million. The purchase consideration includes an amount of $5.4 million held in an indemnity escrow for the build.security acquisition, which was released on the 12-month anniversary of such acquisition, and $6.0 million held back by the Company for indemnity for the Optimyze acquisition, which will be released upon the 18-month anniversary of such acquisition. These acquisitions were accounted for as business combinations. The total purchase price allocated to developed technology and goodwill was $9.8 million and $46.7 million, respectively. The developed technology intangible assets from these acquisitions are being amortized on a straight-line basis over a useful life of 5 years which approximates the pattern in which the respective developed technologies are utilized. Goodwill resulted primarily from the expectation of enhancing the Company's current security solutions and the value of the acquired workforce. This goodwill is not deductible for income tax purposes. Build.security and Optimyze have been included in the Company’s condensed consolidated results of operations since their respective acquisition dates. Pro forma and historical results of operations for these acquisitions have not been presented because they were not material to the condensed consolidated results of operations.
Excluded from the combined purchase consideration from these two acquisitions is an amount of $6.3 million, payable in equal installments at the first and the second anniversary of each of the acquisitions, to certain employees of build.security and Optimyze. These amounts are for post-combination services and will be recorded as a post-combination expense over the requisite service periods.
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of October 31, 2022	As of April 30, 2022
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$11,017	$10,863
Computer hardware and software	3	2,186	1,473
Furniture and fixtures	3-5	5,979	5,753
Assets under construction		21	1,119
Total property and equipment		19,203	19,208
Less: accumulated depreciation		(13,507)	(12,001)
Property and equipment, net		$5,696	$7,207
Depreciation expense related to property and equipment was $1.0 million and $2.0 million for the three and six months ended October 31, 2022, respectively, and $1.0 million and $2.0 million for the three and six months ended October 31, 2021, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of October 31, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$37,279	$32,851	3.1
Customer relationships	19,598	15,428	4,170	0.9
Trade names	2,872	2,476	396	0.9
Total	$92,600	$55,183	$37,417	3.0
Foreign currency translation adjustment			(33)
Total			$37,384

Intangible assets consisted of the following as of April 30, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$31,355	$38,775	3.6
Customer relationships	19,598	13,177	6,421	1.4
Trade names	2,872	2,263	609	1.4
Total	$92,600	$46,795	$45,805	3.2
Foreign currency translation adjustment			(5)
Total			$45,800
Amortization expense for the intangible assets for the three and six months ended October 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue - subscription	$2,961	$2,498	$5,925	$4,510
Sales and marketing	1,232	1,428	2,463	2,857
Total amortization of acquired intangible assets	$4,193	$3,926	$8,388	$7,367
The expected future amortization expense related to the intangible assets as of October 31, 2022 was as follows (in thousands, by fiscal year):

Remainder of 2023	$8,280
2024	13,985
2025	8,018
2026	5,057
2027	2,044
Total	$37,384
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2022	$303,906
Foreign currency translation adjustment	(164)
Balance as of October 31, 2022	$303,742
There was no impairment of goodwill during the six months ended October 31, 2022 and 2021.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of October 31, 2022	As of April 30, 2022
Accrued expenses	$24,787	$24,066
Income taxes payable	11,352	4,286
Accrued interest	6,918	6,918
Value added taxes payable	5,329	8,926
Other	13,964	9,734
Total accrued expenses and other liabilities	$62,350	$53,930
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31, 2022	As of April 30, 2022
Accrued vacation	$28,628	$27,280
Accrued commissions	15,654	23,806
Accrued payroll and withholding taxes	7,302	9,030
Other	8,917	7,886
Total accrued compensation and benefits	$60,501	$68,002
Contract Balances
The following table provides information about unbilled accounts receivable, deferred contract acquisition costs, and deferred revenue from contracts with customers (in thousands):

	As of October 31, 2022	As of April 30, 2022
Unbilled accounts receivable, included in accounts receivable, net	$3,236	$9,244
Deferred contract acquisition costs	$122,962	$118,047
Deferred revenue	$433,585	$465,294
Deferred Contract Acquisition Costs
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Six Months Ended October 31,
	2022	2021
Beginning balance	$118,047	$86,352
Capitalization of contract acquisition costs	40,589	38,255
Amortization of deferred contract acquisition costs	(35,674)	(28,570)
Ending balance	$122,962	$96,037
The Company did not recognize any impairment of deferred contract acquisition costs during the six months ended October 31, 2022 and 2021.

Deferred Revenue
The following table summarizes the deferred revenue activity (in thousands):

	Six Months Ended October 31,
	2022	2021
Beginning balance	$465,294	$397,700
Increases due to invoices issued, excluding amounts recognized as revenue during the period	269,645	238,822
Increase from acquisitions, net of revenue recognized	—	1,001
Revenue recognized that was included in deferred revenue balance at beginning of period	(301,354)	(247,210)
Ending balance	$433,585	$390,313
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Six Months Ended October 31,
	2022	2021
Beginning balance	$2,700	$2,344
Bad debt expense	785	2,221
Accounts written off	(1,684)	(1,669)
Ending balance	$1,801	$2,896

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
The indenture governing the Senior Notes contain covenants limiting the Company’s ability and the ability of certain subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. As of October 31, 2022, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.

The net carrying amount of the Senior Notes was as follows (in thousands):

As of October 31, 2022
Principal	$575,000
Unamortized debt issuance costs	(7,974)
Net carrying amount	$567,026
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

Six Months Ended October 31, 2022
Contractual interest expense	$11,859
Amortization of debt issuance costs	506
Total interest expense related to the Senior Notes	$12,365
8. Commitments and Contingencies
Cloud Hosting Commitments
During the six months ended October 31, 2022, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K.
Letters of Credit
The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of October 31, 2022.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of October 31, 2022.
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
Gain Contingencies
From time to time the Company may realize a gain contingency, although recognition will not occur until cash is received or the gain is deemed as realizable. During the three months ended October 31, 2022, the Company received a favorable settlement from a legal claim and recognized a gain of $10.2 million included in other income in the accompanying condensed consolidated statements of operations.

9. Leases
The Company’s leases are composed of corporate office spaces under non-cancelable operating lease agreements that expire at various dates through fiscal 2029. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Operating lease cost	$3,318	$2,486	$6,451	$4,771
Short-term lease cost	565	449	1,348	990
Variable lease cost	(3)	302	227	507
Total lease cost	$3,880	$3,237	$8,026	$6,268
Lease term and discount rate information are summarized as follows:

As of October 31, 2022
Weighted average remaining lease term (years)	3.00
Weighted average discount rate	4.74%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of October 31, 2022 were as follows (in thousands):

Years Ending April 30,
Remainder of 2023	$6,345
2024	12,688
2025	8,397
2026	4,379
2027	918
Thereafter	1,250
Total minimum lease payments	33,977
Less imputed interest	(2,502)
Present value of future minimum lease payments	31,475
Less current lease liabilities	(12,348)
Operating lease liabilities, non-current	$19,127
10. Ordinary Shares
The Company’s articles of association designated and authorized the Company to issue 165 million ordinary shares at a par value per ordinary share of €0.01 per share.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through October 31, 2022.

Ordinary Shares Reserved for Issuance
The Company had reserved ordinary shares for issuance as follows:

	As of October 31, 2022	As of April 30, 2022
Stock options issued and outstanding	4,714,431	5,219,124
RSUs issued and outstanding	4,536,920	4,717,548
Remaining shares available for future issuance under the 2012 Plan	21,640,240	17,647,684
Total ordinary shares reserved	30,891,591	27,584,356
Convertible Preference Shares
The Company’s board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company’s shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of October 31, 2022, there were no convertible preference shares issued or outstanding.
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
The equity awards available for grant were as follows:

Six Months Ended October 31, 2022
Available at beginning of fiscal year	17,647,684
Awards authorized	4,708,746
Options granted	(94,105)
Options cancelled	114,072
RSUs granted	(1,230,913)
RSUs cancelled	494,235
Shares withheld for taxes	521
Available at end of period	21,640,240
Stock Incentive Plans Assumed in Acquisitions
In connection with acquisitions completed in prior years, the Company assumed certain unvested stock options that were outstanding on the date of the respective acquisitions.
The assumed stock options will continue to be outstanding and will be governed by the provisions of their respective plans and are included in the stock option activity table below.

Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2022	5,219,124	$29.41	6.22	$266,021
Stock options granted	94,105	$82.24
Stock options exercised	(484,076)	$16.04
Stock options cancelled	(113,359)	$79.85
Stock options assumed in acquisition cancelled	(1,363)	$54.63
Balance as of October 31, 2022	4,714,431	$30.62	5.80	$187,821
Exercisable as of October 31, 2022	3,818,238	$21.19	5.52	$173,361
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $49.97 and $48.56 for the three and six months ended October 31, 2022, respectively. The weighted-average grant-date fair value per share of stock options assumed related to the Cmd and build.security acquisitions was $122.13 for the three and six months ended October 31, 2021.
As of October 31, 2022, the Company had unrecognized stock-based compensation expense of $37.2 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 2.22 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2022	4,717,548	$108.44
RSUs granted	1,230,913	$81.65
RSUs released	(917,306)	$102.56
RSUs cancelled	(494,235)	$109.97
Outstanding and unvested at October 31, 2022	4,536,920	$102.20
As of October 31, 2022, the Company had unrecognized stock-based compensation expense of $421.0 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.69 years.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue
Subscription	$2,029	$2,064	$4,189	$4,198
Services	2,313	1,292	4,538	2,867
Research and development	18,763	13,658	37,473	25,755
Sales and marketing	16,013	8,403	31,660	18,253
General and administrative	8,169	4,565	16,310	9,087
Stock-based compensation expense, net of amounts capitalized	47,287	29,982	94,170	60,160
Capitalized stock-based compensation expense	—	54	—	82
Total stock-based compensation expense	$47,287	$30,036	$94,170	$60,242
12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(47,305)	$(47,023)	$(116,856)	$(81,512)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	95,307,146	92,206,199	94,964,423	91,703,786
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.50)	$(0.51)	$(1.23)	$(0.89)
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

	Six Months Ended October 31,
	2022	2021
Stock options	4,714,431	5,913,745
RSUs	4,536,920	3,074,014
Total	9,251,351	8,987,759
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $7.0 million and $2.9 million for the three months ended October 31, 2022 and 2021, respectively, and $9.9 million and $5.5 million for the six months ended October 31, 2022 and 2021, respectively. The provision for income taxes in the three and six months ended October 31, 2022 includes a one-time charge of $3.7 million related to completion of acquisition related integration. The remaining increase was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law.

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
14. Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $4.4 million and $3.5 million of expense related to the 401(k) Plan for the three months ended October 31, 2022 and 2021, respectively, and $9.1 million and $7.0 million for the six months ended October 31, 2022 and 2021, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $2.1 million and $1.6 million of expense for the three months ended October 31, 2022 and 2021, respectively, and $4.5 million and $3.2 million for the six months ended October 31, 2022 and 2021, respectively.
15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
United States	$159,694	$115,509	$305,061	$218,649
Rest of world	104,707	90,471	209,421	180,426
Total revenue	$264,401	$205,980	$514,482	$399,075
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of October 31, 2022	As of April 30, 2022
United States	$21,862	$22,112
The Netherlands	4,777	1,728
United Kingdom	3,188	4,478
India	2,649	3,407
Rest of world	3,060	919
Total long-lived assets	$35,536	$32,644

16. Subsequent Events
On November 30, 2022, the Company committed to a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by approximately 13% and implementing certain facilities-related cost optimization actions. Pursuant to this plan, Elastic intends to rebalance investments across all functions and to strategically reinvest some savings in key priority areas to drive growth. The Company expects to incur total pre-tax non-recurring charges of approximately $32 million to $36 million under the plan of which estimated charges in the range of $25 million to $28 million will consist of employee-related costs, including severance and other termination benefits, with the remaining costs related to the optimization of office space. The substantial majority of these charges will result in cash expenditures. The Company expects to incur the substantial majority of these charges during the third quarter of fiscal 2023 and expects to incur the remaining amount of these charges in future periods. The Company expects that the implementation of the workforce reductions and facilities cost optimization will be substantially completed by the end of the first quarter of fiscal 2024, although the timing of workforce reductions may vary by country based on local legal requirements. The foregoing estimates of the charges the Company expects to incur under the plan are subject to assumptions, including application of local legal requirements in various jurisdictions, and actual charges may differ from such estimates.

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
Our platform is built on the Elastic Stack, a powerful set of software products that ingest data from any source, in any format, and perform search, analysis, and visualization of that data. At the core of the Elastic Stack is Elasticsearch – a highly scalable document store and search engine, and the only data store for all of our solutions and use cases. The Elastic Stack can be used by developers to power a variety of use cases. It is a distributed, real-time search and analytics engine and data store for all types of data including textual, numerical, geospatial, structured, and unstructured.
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
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in US dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 92% of total revenue for both the six months ended October 31, 2022 and 2021. We also generate revenue from consulting and training services.
We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of October 31, 2022, we had approximately 19,700 customers compared to over 17,000 customers as of October 31, 2021. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.

Many of these customers start with limited initial spending, but can significantly grow their spending. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and applying our products to new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,050 and over 830 as of October 31, 2022 and 2021, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both initial conversion of users into customers and additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,233 employees as of October 31, 2022.
COVID-19 and Current Economic Conditions
The ongoing effects of the COVID-19 pandemic continue to evolve and negatively impact worldwide economic activity, contributing to continued labor shortages, supply chain disruptions, and inflation. Additionally, governmental and corporate responses to these factors including rising interest rates, unpredictable and decreased spending, and layoffs have added to the highly volatile macroeconomic landscape. We have experienced and, if economic conditions continue to decline, we may continue to experience longer and more unpredictable sales cycles, increased scrutiny of deals, and slowing consumption and overall customer expenditures, as well as the impacts of changing foreign exchange rates and a strengthening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce or accelerate their digital transformation efforts, we believe the value of our solutions has become even more evident.
To navigate the current economic environment, we are realigning resources internally to drive greater efficiencies and rebalance investments across all functions of the organization. We will adjust, monitor, and curtail spending when and where needed to adapt to the current macroeconomic landscape and will reinvest some of the savings selectively in areas that we believe best position us to drive profitable growth. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional risks.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the six months ended October 31, 2022 and 2021, Elastic Cloud contributed 39% and 33% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as their ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 125% as of October 31, 2022.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income, interest expense, gains and losses from transactions denominated in a currency other than the functional currency, and miscellaneous other non-operating gains and losses.
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Revenue
Subscription	$241,211	$190,257	$473,025	$367,442
Services	23,190	15,723	41,457	31,633
Total revenue	264,401	205,980	514,482	399,075
Cost of revenue (1)(2)(3)
Subscription	55,101	42,242	108,652	79,762
Services	19,656	11,642	39,084	23,784
Total cost of revenue	74,757	53,884	147,736	103,546
Gross profit	189,644	152,096	366,746	295,529
Operating expenses (1)(2)(3)(4)
Research and development	75,568	63,763	154,217	123,145
Sales and marketing	128,179	94,953	253,185	182,986
General and administrative	34,925	30,555	69,013	57,607
Total operating expenses	238,672	189,271	476,415	363,738
Operating loss (1)(2)(3)(4)	(49,028)	(37,175)	(109,669)	(68,209)
Other income (expense), net
Interest expense	(6,209)	(6,332)	(12,610)	(8,152)
Other income (expense), net	14,975	(666)	15,314	352
Loss before income taxes	(40,262)	(44,173)	(106,965)	(76,009)
Provision for income taxes	7,043	2,850	9,891	5,503
Net loss	$(47,305)	$(47,023)	$(116,856)	$(81,512)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue
Subscription	$2,029	$2,064	$4,189	$4,198
Services	2,313	1,292	4,538	2,867
Research and development	18,763	13,658	37,473	25,755
Sales and marketing	16,013	8,403	31,660	18,253
General and administrative	8,169	4,565	16,310	9,087
Total stock-based compensation expense	$47,287	$29,982	$94,170	$60,160

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Cost of Revenue
Subscription	$30	$65	$253	$327
Services	53	114	197	478
Research and development	323	655	1,285	2,253
Sales and marketing	266	1,671	1,041	3,362
General and administrative	128	87	406	571
Total employer payroll tax on stock transactions	$800	$2,592	$3,182	$6,991
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Cost of Revenue
Subscription	$2,961	$2,498	$5,925	$4,510
Sales and marketing	1,232	1,428	2,463	2,857
Total amortization of acquired intangibles	$4,193	$3,926	$8,388	$7,367
(4) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Research and development	$1,684	$982	$4,164	$982
General and administrative	—	1,060	37	1,286
Total acquisition-related expenses	$1,684	$2,042	$4,201	$2,268

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenue
Subscription	91%	92%	92%	92%
Services	9%	8%	8%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)
Subscription	21%	21%	21%	20%
Services	7%	5%	8%	6%
Total cost of revenue	28%	26%	29%	26%
Gross profit	72%	74%	71%	74%
Operating expenses (1)(2)(3)(4)
Research and development	29%	31%	30%	31%
Sales and marketing	48%	46%	49%	46%
General and administrative	13%	15%	14%	14%
Total operating expenses	90%	92%	93%	91%
Operating loss (1)(2)(3)(4)	(18)%	(18)%	(22)%	(17)%
Other income (expense), net
Interest expense	(3)%	(3)%	(2)%	(2)%
Other income (expense), net	6%	—%	3%	—%
Loss before income taxes	(15)%	(21)%	(21)%	(19)%
Provision for income taxes	3%	2%	2%	1%
Net loss	(18)%	(23)%	(23)%	(20)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue
Subscription	1%	1%	1%	1%
Services	1%	1%	1%	1%
Research and development	7%	7%	7%	6%
Sales and marketing	6%	4%	6%	5%
General and administrative	3%	2%	3%	2%
Total stock-based compensation expense	18%	15%	18%	15%
(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Cost of Revenue
Subscription	—%	—%	—%	—%
Services	—%	—%	—%	—%
Research and development	—%	—%	1%	1%
Sales and marketing	—%	1%	—%	1%
General and administrative	—%	—%	—%	—%
Total employer payroll tax on stock transactions	—%	1%	1%	2%

(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Cost of Revenue
Subscription	1%	1%	1%	1%
Sales and marketing	—%	1%	1%	1%
Total amortization of acquired intangibles	1%	2%	2%	2%
(4) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Research and development	1%	—%	1%	—%
General and administrative	—%	1%	—%	—%
Total acquisition-related expenses	1%	1%	1%	—%
Comparison of Three Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Revenue
Subscription	$241,211	$190,257	$50,954	27%
Services	23,190	15,723	7,467	47%
Total revenue	$264,401	$205,980	$58,421	28%

Subscription revenue increased by $51.0 million, or 27%, for the three months ended October 31, 2022 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and the growth of our subscription customer base to approximately 19,700 customers as of October 31, 2022 compared to over 17,000 customers as of October 31, 2021.
Services revenue increased by $7.5 million, or 47%, for the three months ended October 31, 2022 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Cost of revenue
Subscription	$55,101	$42,242	$12,859	30%
Services	19,656	11,642	8,014	69%
Total cost of revenue	$74,757	$53,884	$20,873	39%
Gross profit	$189,644	$152,096	$37,548	25%
Gross margin:
Subscription	77%	78%
Services	15%	26%
Total gross margin	72%	74%

Cost of subscription revenue increased by $12.9 million, or 30%, for the three months ended October 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $11.9 million in cloud infrastructure costs and an increase of $0.5 million in intangible asset amortization. In addition, personnel and related costs increased by $0.5 million. The increase in personnel and related costs includes an increase of $0.4 million in salaries and related taxes and an increase of $0.1 million in employee benefit expense. Total subscription margin decreased to 77% for the three months ended October 31, 2022 compared to 78% for the same period of the prior year.
Cost of services revenue increased by $8.0 million, or 69%, for the three months ended October 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $5.7 million in personnel and related costs, including increases of $3.8 million in salaries and related taxes, $1.0 million in stock-based compensation, and $0.4 million in employee benefits expense driven by an increase in headcount in our services organization. In addition, subcontractor costs increased by $1.8 million and travel costs increased by $0.3 million.
Gross margin for services revenue was 15% for the three months ended October 31, 2022 compared to 26% for the same period of the prior year. The decrease in margin is primarily due to the cost of services, including personnel and related costs and subcontractor costs, growing at a higher rate than services revenue. We continue to invest in headcount for our services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future as COVID-19 risks and travel restrictions abate. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Research and development	$75,568	$63,763	$11,805	19%
Research and development expense increased by $11.8 million, or 19%, for the three months ended October 31, 2022 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $9.1 million as a result of growth in headcount. In addition, travel costs increased by $1.0 million, cloud infrastructure costs related to our research and development activities increased by $0.9 million, and consulting costs increased by $0.4 million. The increase in personnel and related costs includes an increase of $5.1 million in stock-based compensation, an increase of $2.8 million in salaries and related taxes, and an increase of $0.8 million in employee benefits expense.
Sales and marketing

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Sales and marketing	$128,179	$94,953	$33,226	35%
Sales and marketing expense increased by $33.2 million, or 35%, for the three months ended October 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $28.0 million in personnel related costs and a $1.1 million increase in software and equipment charges due to growth in headcount. In addition, travel expenses increased by $2.6 million and marketing expenses increased by $1.9 million. These increases were partially offset by a decrease in consulting costs of $0.3 million and a decrease in intangible asset amortization of $0.2 million The increase in personnel and related costs includes an increase of $12.8 million in salaries and related taxes, an increase of $7.6 million in stock-based compensation, an increase of $4.2 million in commission expense, and an increase of $2.5 million in employee benefits expense.
General and administrative

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
General and administrative	$34,925	$30,555	$4,370	14%

General and administrative expense increased by $4.4 million, or 14%, for the three months ended October 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $6.9 million in personnel related costs due to headcount growth. In addition, travel costs increased by $0.5 million and insurance and other taxes increased by $0.3 million. These increases were partially offset by a $2.2 million decrease in legal and professional fees and a $1.1 million decrease in bad debt expense. The increase in personnel and related costs includes an increase of $3.6 million in stock-based compensation expense, an increase of $2.4 million in salaries and related taxes, and an increase of $0.6 million in employee benefits expense.
Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Other income (expense), net	$8,766	$(6,998)	$15,764	(225)%
Other income, net was $8.8 million for the three months ended October 31, 2022 compared to Other expense, net of $7.0 million in the prior year. The increase of $15.8 million was primarily due to $10.2 million of other income from a favorable settlement of a legal claim during the three months ended October 31, 2022 and an increase in interest income by $3.4 million compared to the same period of the prior year.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Provision for income taxes	$7,043	$2,850	$4,193	147%
The provision for income taxes increased $4.2 million, or 147%, for the three months ended October 31, 2022 compared to the same period of the prior year. Our effective tax rate was (17)% and (6)% of our net loss before taxes for the three months ended October 31, 2022 and 2021, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax expense is driven primarily by growth in foreign jurisdictions for which we are not subject to valuation allowances or net operating losses and a one-time charge of $3.7 million related to the completion of acquisition related integration.
Comparison of Six Months Ended October 31, 2022 and 2021
Revenue

	Six Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Revenue
Subscription	$473,025	$367,442	$105,583	29%
Services	41,457	31,633	9,824	31%
Total revenue	$514,482	$399,075	$115,407	29%

Subscription revenue increased by $105.6 million, or 29%, for the six months ended October 31, 2022 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to approximately 19,700 customers as of October 31, 2022 compared to over 17,000 customers as of October 31, 2021.
Services revenue increased by $9.8 million, or 31%, for the six months ended October 31, 2022 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Six Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Cost of revenue
Subscription	$108,652	$79,762	$28,890	36%
Services	39,084	23,784	15,300	64%
Total cost of revenue	$147,736	$103,546	$44,190	43%
Gross profit	$366,746	$295,529	$71,217	24%
Gross margin:
Subscription	77%	78%
Services	6%	25%
Total gross margin	71%	74%
Cost of subscription revenue increased by $28.9 million, or 36%, for the six months ended October 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $26.0 million in cloud infrastructure costs and an increase of $1.4 million in intangible asset amortization. In addition, personnel and related costs increased by $1.1 million. The increase in personnel and related costs includes an increase of $0.9 million in salaries and related taxes and an increase of $0.2 million in employee benefit expense. Total subscription margin decreased to 77% for the six months ended October 31, 2022 compared to 78% for the same period of the prior year.
Cost of services revenue increased by $15.3 million, or 64%, for the six months ended October 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $9.8 million in personnel and related costs, including increases of $6.5 million in salaries and related taxes, $1.7 million in stock-based compensation, and $0.7 million in employee benefits expense driven by an increase in headcount in our services organization. In addition, subcontractor costs increased by $4.3 million and travel costs increased by $0.6 million.
Gross margin for services revenue was 6% for the six months ended October 31, 2022 compared to 25% for the same period of the prior year. The decrease in margin is primarily due to the cost of services, including personnel and related costs and subcontractor costs, growing at a higher rate than services revenue. We continue to invest in headcount for our services organization that we believe will be needed as we continue to grow and expect travel related costs will increase in the future as COVID-19 risks and travel restrictions abate. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Six Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Research and development	$154,217	$123,145	$31,072	25%
Research and development expense increased by $31.1 million, or 25%, for the six months ended October 31, 2022 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $25.3 million and software and equipment expense increased $0.5 million as a result of growth in headcount. In addition, cloud infrastructure costs related to our research and development activities increased by $2.2 million, travel costs increased by $1.5 million, and consulting costs increased by $1.2 million. The increase in personnel and related costs includes an increase of $11.7 million in stock-based compensation, an increase of $8.4 million in salaries and related taxes, an increase of $3.2 million in acquisition related compensation, and an increase of $1.8 million in employee benefits expense.

Sales and marketing

	Six Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Sales and marketing	$253,185	$182,986	$70,199	38%
Sales and marketing expense increased by $70.2 million, or 38%, for the six months ended October 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $58.0 million in personnel related costs and a $2.7 million increase in software and equipment charges due to growth in headcount. In addition, travel expenses increased by $6.7 million and marketing expense increased by $2.0 million. The increase in personnel and related costs includes an increase of $29.3 million in salaries and related taxes, an increase of $13.4 million in stock-based compensation, an increase of $7.8 million in commission expense, and an increase of $5.3 million in employee benefits expense.
General and administrative

	Six Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
General and administrative	$69,013	$57,607	$11,406	20%
General and administrative expense increased by $11.4 million, or 20%, for the six months ended October 31, 2022 compared to the same period of the prior year. This increase was primarily due to an increase of $15.2 million in personnel related costs and a $0.6 million increase in software and equipment charges due to headcount growth. In addition, insurance and other taxes increased by $1.0 million and travel costs increased by $0.7 million. These increases were partially offset by a $4.7 million decrease in legal and professional fees and a $1.4 million decrease in bad debt expense. The increase in personnel and related costs includes an increase of $7.2 million in stock-based compensation expense, an increase of $5.9 million in salaries and related taxes, and an increase of $1.1 million in employee benefits expense.
Other Income (Expense), Net

	Six Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Other income (expense), net	$2,704	$(7,800)	$10,504	(135)%
Other income, net was $2.7 million for the six months ended October 31, 2022 compared to Other expense, net of $7.8 million in the prior year. This change of $10.5 million was primarily due to $10.2 million of other income from a favorable settlement of a legal claim during the six months ended October 31, 2022.
Provision for Income Taxes

	Six Months Ended October 31,		Change
	2022	2021	$	%

	(in thousands)
Provision for income taxes	$9,891	$5,503	$4,388	80%
The provision for income taxes increased $4.4 million, or 80%, for the six months ended October 31, 2022 compared to the same period of the prior year. Our effective tax rate was (9)% and (7)% of our net loss before taxes for the six months ended October 31, 2022 and 2021, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions. The increase in tax expense is driven primarily by growth in foreign jurisdictions for which we are not subject to valuation allowances or net operating losses and a one-time charge of $3.7 million related to the completion of acquisition related integration.
Liquidity and Capital Resources
As of October 31, 2022, we had cash and cash equivalents and restricted cash of $856.2 million and $2.4 million, respectively, and working capital of $536.0 million. Our restricted cash consists primarily of cash deposits with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements.

We have generated significant operating losses from our operations as reflected in our accumulated deficit of $934.0 million as of October 31, 2022. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and economic conditions related to COVID-19 and other macroeconomic developments. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our solutions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In July 2021, we issued long-term debt of $575.0 million, and we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$937	$3,668
Net cash used in investing activities	$(822)	$(111,568)
Net cash provided by financing activities	$7,724	$586,597
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the six months ended October 31, 2022 was $0.9 million, which resulted from adjustments for non-cash charges of $146.5 million, mostly offset by a net loss of $116.9 million and net cash outflow of $28.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $94.2 million for stock-based compensation expense, $35.7 million for amortization of deferred contract acquisition costs, $10.4 million of depreciation and intangible asset amortization expense, $5.6 million in non-cash operating lease costs, and amortization of debt issuance costs of $0.5 million. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $43.6 million as our sales commissions increased due to increased business volume, a $22.2 million decrease in deferred revenue, and a decrease of $5.6 million in operating lease liabilities. These outflows were partially offset by a decrease of $25.2 million in accounts receivable, a decrease of $12.7 million in prepaid expenses and other assets, and a net increase of $4.7 million in accounts payable, accrued expenses and accrued compensation and benefits.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $0.8 million during the six months ended October 31, 2022 was due to capital expenditures during the period.

Net cash used in investing activities during the six months ended October 31, 2021 was $111.6 million due to cash used in the acquisitions of $108.1 million, capitalization of $2.7 million in internal-use software costs and $0.8 million of capital expenditures.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $7.7 million during the six months ended October 31, 2022 was due to the proceeds from stock option exercises.
Net cash provided by financing activities during the six months ended October 31, 2021 was $586.6 million due to the proceeds of $575.0 million from debt issuance and $20.8 million of proceeds from option exercises during the period which were partially offset by $9.2 million payments of debt issuance costs.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. There have been no material changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K.
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
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $858.6 million as of October 31, 2022. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized a foreign currency transaction loss of $0.3 million and a foreign currency transaction gain of $0.3 million for the six months ended October 31, 2022 and 2021, respectively.

As of October 31, 2022, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in current exchange rates would have an impact of approximately $13.5 million on our cash, cash equivalents, and restricted cash balances.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this Item is incorporated herein by reference to Part I, Item 1. “Financial Statements,” Note 8, “Commitments and Contingencies — Legal Matters” included in this Quarterly Report on Form 10-Q.

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
•Information technology spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations have been, and may continue to be, negatively impacted by current adverse macroeconomic conditions, including declining rates of economic growth, supply chain disruptions, inflationary pressures, increased interest rates, and other conditions discussed in this report.
•Our plan to reduce costs and rebalance investments we announced on November 30, 2022 may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.
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
•Breaches of security measures or unauthorized access to, or other processing of, confidential information, including personal data, may result in our software being perceived as not secure, customers reducing or stopping usage of our products, and our incurring significant liabilities.
•Interruptions or performance problems, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.
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
•We may not be able to realize the benefits of our marketing strategies to offer some of our product features for free and to provide free trials to some of our paid features.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to approximately 19,700 as of October 31, 2022. Further, while our employee headcount has grown as we have been implementing our growth plans, we may modify our pace of hiring to align with our growth plans. The growth and expansion of our business and offerings place a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to hire, train and retain enough qualified employees, and we may not be able to hire, train and onboard new employees fast or effectively enough to maintain our growth plans. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
We have incurred losses in all years since our incorporation. We incurred a net loss of $116.9 million, $203.8 million, and $129.4 million for the six months ended October 31, 2022 and the years ended April 30, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $934.0 million as of October 31, 2022. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of the COVID-19 pandemic. You should not consider our revenue growth in recent periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive operating cash flow in fiscal 2022, any failure to grow our business could prevent us from achieving positive operating cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

Our ability to grow our business will depend significantly on the expansion and adoption of our Elastic Cloud offerings.
We believe our future success will depend significantly on the growth in the adoption of Elastic Cloud, our family of cloud-based offerings. We have and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have also entered into non-cancelable multi-year cloud hosting capacity commitments with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We believe that we must offer a family of cloud-based products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. For the six months ended October 31, 2022 and the years ended April 30, 2022 and 2021, Elastic Cloud contributed 39%, 35%, and 27% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption, and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market, or deliver cloud-based offerings that satisfy customer requirements technically or commercially, if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of adverse macroeconomic conditions, Russia’s invasion of Ukraine, or the COVID-19 pandemic, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current, future, or sustained economic uncertainties or downturns, whether actual or perceived, could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, changes in inflation and interest rate environments, recessionary fears, supply chain constraints, energy costs, political instability, natural catastrophes, warfare, and infectious diseases and terrorist attacks, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, inflation rates have recently reached levels not seen in decades and may continue to create economic volatility as governments adjust interest rates in an attempt to regulate the inflationary environment, and Russia’s invasion of Ukraine and resulting international political crisis could have significant negative macroeconomic consequences, including on the businesses of our customers and partners and negatively impact their spending on our offerings.
In addition, the COVID-19 pandemic has curtailed business spending by our customers, resulted in business disruptions for us and/or our customers, restricted travel to customer sites and resulted in a quarantine of affected populations impacting our employees, partners and customers. Additionally, mitigation and containment measures adopted or reinstated by government authorities to contain the spread of COVID-19 may significantly impact business continuity for our partners and our customers, reduce our customers’ business operations, delay their engagement with us (including due to travel restrictions and restrictions on in-person meetings) and could thereby adversely affect our business and financial results. Further, these measures by government authorities may continue to remain in place for a significant period of time or, even if lifted, could be reinstated at any time, and additional and/or extended measures could significantly impact the ability of our employees and customers and vendors to work productively.
As a result of the foregoing conditions, our revenue may be disproportionately affected by longer and more unpredictable sales cycles, delays or reductions in customer consumption or in general information technology spending, and further impacts of changing foreign exchange rates. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. Such impacts of the current adverse macroeconomic environment negatively affected our results of operations for the second quarter of fiscal 2023. We cannot predict the timing, strength or duration of the current economic slowdown and instability or any recovery, generally or within our industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations and financial condition could be adversely affected.

Our plan to reduce costs and rebalance investments we announced on November 30, 2022 may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.
On November 30, 2022, we announced a plan to reduce our workforce by approximately 13% and optimize facilities-related costs. We adopted this plan to improve operational efficiencies and align our investments more closely with our strategic priorities. We may incur additional expenses associated with the reduction in our workforce not contemplated by our plan, which may have an impact on other areas of our liabilities and obligations and contribute to losses in future periods. We may not realize, in full or in part, the anticipated benefits and savings from our plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition would be adversely affected.
Furthermore, implementation of our plan may be disruptive to our operations. For example, our workforce reduction could result in attrition beyond planned staff reductions, increased difficulties in our day-to-day operations, and reduced employee morale. If employees who were not affected by the reduction in force seek alternative employment, we could incur unplanned additional expense to ensure adequate resourcing and fail to attract and retain qualified management, sales and marketing personnel who are critical to our business. Our failure to do so could harm our business and our future performance.
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
•For Security: security vendors such as Splunk, Azure Sentinel (by Microsoft), CrowdStrike, Carbon Black (owned by VMware/Broadcom), McAfee, and Symantec (owned by Broadcom).

•Certain cloud hosting providers and managed service providers, including Amazon Web Services, that offer hosted products based on a forked version of the Elastic Stack. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
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
Our limited operating history at the current scale of our business makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
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
The market for search technologies, including enterprise search, observability and security, is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. Our success depends upon our ability to enhance existing products, expand the use cases of our products, anticipate and respond to changing customer needs, requirements, and preferences, and develop and introduce in a timely manner new offerings that keep pace with technological and competitive developments. We have in the past experienced delays in releasing new products, deployment options, and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of our products and purchase those of our competitors instead.
Additionally, the success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have bugs, errors, or other defects or deficiencies in the early stages of introduction. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations, and financial condition would be adversely affected.

The markets for some of our products are evolving, and our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving markets.
The markets for certain of our products, such as our Enterprise Search, Observability and Security solutions, are evolving and our products are relatively new in these markets. Accordingly, it is difficult to predict continued customer adoption and renewals for these products, customers’ demand for these products, the size, growth rate, expansion, and longevity of these markets, the entry of competitive products, or the success of existing competitive products. Our ability to penetrate these evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with our products. If these markets do not continue to grow as expected or if we are unable to anticipate or react to changes in these markets, our competitive position would weaken, which would adversely affect our business and results of operations.
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
Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) became fully effective on May 25, 2018, and applies to the processing (which includes the collection and use) of personal data. The GDPR imposes significant obligations and risk upon our business, including imposing limitations on our marketing efforts, and provides for substantial penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount to up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Further, the United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British Pound Sterling or four percent of the group’s annual global turnover. Following the exit of the United Kingdom from the European Union, however, aspects of United Kingdom data protection law and the relationship of the United Kingdom and the European Union in the medium to longer term remain unclear, including with respect to how data transfers to and from the United Kingdom will be regulated. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which permits continued personal data flows from the European Economic Area (“EEA”) to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim.

Among other requirements, the GDPR regulates transfers of personal data to third countries that have not received “adequacy” status, including the United States. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.
The regulatory environment applicable to handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. Although we have undertaken certain efforts to conform transfers of personal data from the EEA to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including using standard contractual clauses approved by the European Commission (the “SCCs”) and performing certain international transfer impact assessments, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. In the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCCs”), which went into effect on March 21, 2022. In light of these and other developments relating to cross-border data transfer, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. As a result of these developments, we and our customers may face regulators in the EEA, Switzerland, and the United Kingdom applying different standards to certain data transfers or requiring additional steps in connection with data transfers, may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, and may be required to implement additional contractual and technical safeguards for the lawful transfer of personal data. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, Switzerland, and the United Kingdom and our customers may face a risk of enforcement actions by European data protection authorities relating to such transfers. We may experience hesitancy, reluctance, or refusal by customers to continue to use our products due to the potential risk exposure to such customers as a result of sentiment in the EEA, Switzerland, and the United Kingdom regarding international data transfers and data protection obligations imposed on them. These and the other risks described above could result in harm to our business, operating results and financial condition.
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
We also expect that there will continue to be changes in interpretations of existing or new laws and regulations, proposed laws, and other obligations, which could impair our or our customers’ ability to process personal data, decrease demand for our offerings, impact our marketing efforts, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. Because the interpretation and application of many laws and regulations relating to privacy, data protection, and information security, along with industry standards, are uncertain, it is possible that these laws and regulations or other actual or asserted obligations relating to privacy, data protection, or information security may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our data management practices or the features of our products. In such an event, we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our products or our business practices, any of which could have an adverse effect on our business. Data protection authorities in the European Union increasingly are focused on the use of online tracking tools and have issued or indicated that they plan to issue rulings which may impact our marketing practices. Any restrictions on using online analytics and tracking tools could lead to substantial costs, require significant changes to our policies and practices, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.
We have incurred substantial expenses in complying with data protection legal frameworks and we may be required to make significant changes in our business operations, which may adversely affect our business. Because these new regimes lack a substantial enforcement history, we are unable to predict how emerging standards may be applied to us, and thus, a regulator may subject us to certain actions, fines or public censure. Any actual or perceived inability to adequately address, or failure to comply with, data protection requirements, even if unfounded, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

The ongoing COVID-19 pandemic could harm our business and results of operations.
The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in many of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The continued spread of the COVID-19 pandemic and the resurgence of infection rates in certain regions has caused us to modify our business practices (including those related to travel, work locations, and events and trainings), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which the COVID-19 pandemic and our precautionary measures may continue to impact our business will depend on future developments, which continue to be uncertain and cannot be predicted at this time. It has been and, until the COVID-19 pandemic is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results.
We are moving toward normal operations on a market-by-market basis in accordance with local guidelines and our approach may change at any time. We may incorporate into our ongoing business operations certain business practice modifications implemented in response to the COVID-19 pandemic. These business modifications have and may continue to result in inefficiencies, delays and additional costs, including increased tax compliance obligations, that may adversely affect our business. As we resume in-person meetings and events, we may face additional challenges and incur additional costs, including those associated with workplace safety protocols, disparate regional safety guidelines and workplace or labor disputes or claims related to COVID-19, which could also negatively impact our business.
In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers, vendors, channel partners and government entities for an indefinite period of time, including in specific regions of the world or sectors of the economy and as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Further, the impact of the COVID-19 pandemic has varied significantly across different industries, with certain industries experiencing increased demand for their products and services as the needs of the economy shift, while others have struggled to maintain demand for their products and services consistent with historical levels. Because we have a limited history in understanding these impacts, our sales and marketing efforts, our ability to enter into customer contracts in a timely manner and forecast rates of customer retention, our international expansion efforts and ability to forecast expansion rates, our ability to deliver services, and our ability to recruit employees across the organization, which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges, may be negatively impacted and could harm our business. Meanwhile, a shift towards more consumption-based arrangements for our Elastic Cloud offerings, where the timing of revenue recognition is tied to our customers’ actual usage of our products, may further exacerbate such uncertainty as well as the difficulty of forecasting customer retention and expansion rates.
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
•the impact of changing inflation and interest rate environments;
•the timing and success of new offerings introduced by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or partners;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•other risk factors described in this Quarterly Report on Form 10-Q.
The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly. For example, the full impact of the COVID-19 pandemic remains uncertain and could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social, and economic impacts spread. Such fluctuations could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially, and we could face costly lawsuits, including securities class action suits, which could have an adverse effect on our business.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
A substantial portion of our subscription revenue is generated, and a portion of our operating expenses is incurred, outside the United States in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies, particularly with respect to the Euro and the British Pound Sterling, may impact our operating results when translated into U.S. dollars. We also expect that other exchange rates may also be more volatile than normal as a result of the Russian invasion of Ukraine and related events, the COVID-19 pandemic, and uncertain macroeconomic conditions. The strengthening of the U.S. dollar continues to be a headwind to year-over-year growth and increases the real cost of our offerings to our non-U.S. dollar customers, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If the strength of the U.S. dollar increases, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. Although we may in the future decide to undertake foreign currency exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. If we decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
If we are unable to increase sales of our subscriptions to new customers, sell additional subscriptions to our existing customers, or expand the value of our existing customers’ subscriptions, our future revenue and results of operations will be harmed.
We offer certain features of our products with no payment required. Customers purchase subscriptions in order to gain access to additional functionality and support. Our future success depends on our ability to sell our subscriptions to new customers, including to large enterprises, and to expand the deployment of our offerings with existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions. Our ability to sell new subscriptions depends on a number of factors, including the prices of our offerings, the prices of products offered by our competitors, and the budgets of our customers. We also face difficulty in displacing the products of incumbent competitors. In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our existing customers purchase additional subscriptions and expand the value of existing subscriptions depends on a number of factors, including customers’ level of satisfaction with our offerings, the nature and size of the deployments, the desire to address additional use cases, the perceived need for additional features, and general economic conditions. If our existing customers do not purchase additional subscriptions or expand the value of their subscriptions, our Net Expansion Rate may decline. We rely in large part on our customers to identify new use cases for our products in order to expand such deployments and grow our business. If our customers do not recognize the potential of our offerings, our business would be materially and adversely affected. If our efforts to sell subscriptions to new customers and to expand deployments at existing customers are not successful, our total revenue and revenue growth rate may decline, and our business will suffer.
If our existing customers do not renew their subscriptions, our business and results of operations may be adversely affected.
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
We make the source code of our products available under Apache 2.0, the Elastic License, or as dual licensed under the Elastic License and SSPL, depending on the product and version. Apache 2.0 is a permissive open source license that allows licensees to freely copy, modify and distribute Apache 2.0-licensed software provided that they meet certain conditions. The Elastic License is our proprietary source available license. The Elastic License permits licensees to use, copy, modify and distribute the licensed software provided that they do not offer access to the software as a cloud service, interfere with the license key or remove proprietary notices. SSPL is a source available license that is based on the GNU Affero General Public License (“AGPL”) open source license and permits licensees to copy, modify and distribute SSPL-licensed software, but expressly requires licensees that offer the SSPL-licensed software as a third-party service to open source all of the software that they use to offer such service. We rely upon the enforceability of the restrictions set forth in the Elastic License and SSPL to protect our proprietary interests. It is possible that a court could hold that the Elastic License or SSPL are unenforceable. If a court held that the Elastic License or SSPL or certain aspects of these licenses are unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the Elastic License or SSPL.
Because of the permissive rights accorded to third parties under our open source and source available licenses, there are limited technological barriers to entry into the markets in which we compete and it may be relatively easy for competitors, some of whom may have greater resources than we have, to enter our markets and compete with us.
Anyone may obtain access to source code for the features of our software that we have licensed under open source or source available licenses. Depending on the product and version of the Elastic software, this source code is available under Apache 2.0, SSPL, or the Elastic License. Each of these licenses allows anyone, subject to compliance with the conditions of the applicable license, to redistribute our software in modified or unmodified form and use it to compete in our markets. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the rights granted to licensees of open source and source available software. It is possible for competitors to develop their own software, including software based on our products, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, Amazon offers some of the features that we had previously made available under an open source license as part of its Amazon Web Services offering. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon’s offerings may reduce the demand for our offerings and the pricing of Amazon’s offerings may limit our ability to adjust the price of our products. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of new software will not result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.

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
We may not achieve revenue growth from expanding our sales force if we are unable to hire, train, and retain talented and effective sales personnel. We depend on our sales force to obtain new customers and to drive additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the requisite skills and technical knowledge. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient sales personnel to support our growth, and as we introduce new products, solutions, and marketing strategies, we may need to re-train existing sales personnel. For example, we may need to provide additional training and development to our sales personnel in relation to selling consumption-based arrangements and expanding customer usage of our offerings over time. New hires also require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. As we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions, and our business model. Additionally, we may need to evolve our sales compensation plans to drive the growth of our Elastic Cloud offerings with consumption-based arrangements. Such changes may have adverse consequences if not designed effectively. If we are unable to hire and train sufficient numbers of effective sales personnel, our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or our sales and marketing programs, including our sales compensation plans, are not effective, our growth and results of operations could be negatively impacted, and our business will be harmed.
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
Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. Due to the uncertainty related to the ongoing COVID-19 pandemic and macroeconomic conditions, there may also be more competition for qualified employees and delays in hiring, onboarding, and training new employees. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain, or a market perception that we do not provide or maintain, high-quality support services would have an adverse effect on our business, financial condition, and results of operations.
We rely significantly on revenue from subscriptions and, because we recognize the vast majority of the revenue from subscriptions, either based on actual consumption or monthly, over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for the substantial majority of our revenue, comprising 91%, 93%, and 93% of total revenue for the six months ended October 31, 2022 and the years ended April 30, 2022 and 2021, respectively. We recognize the vast majority of our subscription revenue, either based on actual consumption or monthly, over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter represents the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.

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
Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or otherwise not perform as contemplated. These defects, security vulnerabilities, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission-critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We have issued in the past and may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.
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
Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of, and the benefits that can be derived from, our products to maximize their potential. If our products are not implemented, configured, updated, or used correctly or as intended, or in a timely manner, inadequate performance, errors, loss of data, corruptions, and/or security vulnerabilities may result. For example, there have been and may in the future continue to be, reports of our customers not properly securing implementations of our products, which can result in unprotected data. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software, or our customers’ failure to update our software, or our failure to train customers on how to use our software productively, may result in customer dissatisfaction, negative publicity and may adversely affect our reputation and brand. Failure by us to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, and adversely affect our business and growth prospects.
If third parties offer inadequate or defective implementations of software that we have previously made available under an open source license, our reputation could be harmed.
Certain cloud hosting providers and managed service providers, including Amazon Web Services, offer hosted products based on a forked version of the Elastic Stack. These offerings are not supported by us and come without any of our proprietary features, whether free or paid. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their offerings. Users, customers, and potential customers could confuse these third-party products with our products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products. Any damage to our reputation and brand from defective implementations of our open source software could result in lost sales and lack of market acceptance of our products and could adversely affect our business and growth prospects.

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
Any security breach or incident, including those resulting from a cybersecurity attack, phishing attack, unauthorized access, unauthorized usage, virus, malware, ransomware, denial of service, credential stuffing attack, supply chain attack, hacking, or similar breach involving our networks and systems, or those of third parties upon which we rely, could result in the loss of confidential information, including personal data, disruption to our operations, significant remediation costs, lost revenue, increased insurance premiums, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations, and security breaches and incidents may arise from other sources, such as employee or contractor error or malfeasance. Cyber threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. As a provider of security solutions, we have been and may continue to be specifically targeted by bad actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry is experiencing an increase in phishing attacks and unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. If our security measures are breached or otherwise compromised as a result of third-party action, employee or contractor error, defect, vulnerability, or bug in our products or products of third parties upon which we rely, malfeasance or otherwise, including any such breach or compromise resulting in someone obtaining unauthorized access to our confidential information, including personal data or the confidential information or personal data of our customers or others, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption, unavailability, or destruction of our or others’ confidential information and personal data, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security or an inability to maintain security certifications or to comply with our customer or user agreements, contracts with third-party vendors or service providers or other contracts may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security incident or breach, and we may face difficulties or delays in identifying and responding to any security breach or incident.
In addition, many of our customers may use our software for processing their confidential information, including business strategies, financial and operational data, personal data and other related data. As a result, unauthorized access to or use of our software or such data could result in the loss, compromise, corruption, or destruction of our customers’ confidential information and lead to claims, demands, litigation, regulatory investigations, indemnity obligations, and other liabilities. It could also hinder our ability to obtain and maintain information security certifications that support customers’ adoption of our products and our retention of those customers. We have implemented administrative, technical and physical measures designed to protect the integrity of our customers’ data and prevent data loss, misappropriation and other security breaches and incidents and may incur significant costs in connection with the implementation of additional preventative measures in the future.

We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal data. There have been and may continue to be significant supply chain attacks generally, and our third-party vendors and service providers may be targeted or impacted by such attacks, and face other risks of security breaches and incidents. Our third-party vendors and service providers have been subject to phishing attacks and other security incidents, and we cannot guarantee that our or our third-party vendors and service providers’ systems and networks have not been breached or otherwise compromised or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. For example, in December 2021, a vulnerability in a popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open source software upon which we rely will not be discovered. Our ability to monitor our third-party vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, destruction, or other unauthorized processing of our and our customers’ data, including sensitive and personal data.
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Security risks are also heightened during the ongoing COVID-19 pandemic as more individuals are working remotely and utilizing home networks for transmitting information, and reported ransomware incidents with significant operational impacts also appear to be escalating in frequency and degree. Also, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services as well as retaliatory cybersecurity attacks from Russian and Russian-affiliated actors against companies with a U.S. presence. We may be at a heightened risk of such retaliatory attacks due to our decision to no longer sell our products to companies in Russia or Belarus until further notice, and to support Ukraine by, among other things, providing free access to Elastic Cloud solutions, including our platinum security capabilities, to organizations in Ukraine. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cybersecurity attacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial, and reputational harms that may arise from such an incident.
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
We rely on third-party cloud platforms to host our cloud offerings. If we experience an interruption in service for any reason, our cloud offerings would similarly be interrupted. The COVID-19 pandemic, Russia’s invasion of Ukraine, and increased energy prices could also disrupt the supply chain of hardware needed to maintain our third-party data center operations. An interruption in our services to our customers could cause our customers’ internal and consumer-facing applications to not function properly, which could have a material adverse effect on our business, results of operations, customer relationships and reputation.

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
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions such as a security incident, increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer liabilities, penalties, fines, increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Further, supply chain disruptions due to Russia’s invasion of Ukraine and any impacts that may have on our third-party service providers may disrupt our business operations. Any of such disruptions may adversely impact our business and our financial condition, results of operations or cash flows could be adversely affected until we replace such providers or develop replacement technology or operations. In addition, if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships, our business and financial results could be adversely affected.
The length of our sales cycle can be unpredictable, particularly with respect to sales through our channel partners or sales to large customers, and our sales efforts may require considerable time and expense.
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new customers, including large customers, and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions, can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Our sales cycle can extend to more than a year for some customers, and the length of sales cycles may be further impacted due to the COVID-19 pandemic and worsening economic conditions. Some customers have been scrutinizing their spending more carefully given an uncertain economic environment, and we generally expect this to continue. We have experienced and, if economic conditions continue to decline, we may continue to experience longer and more unpredictable sales cycles. As we target more of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. A customer’s decision to use our solutions may be an enterprise-wide decision, which may require greater levels of education regarding the use cases of our products or prolonged negotiations. In addition, larger customers may demand more configuration, integration services and features. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. Because a substantial proportion of our expenses are relatively fixed in the short term, our cash flows and results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our ordinary shares to decline.

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
Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer, Ashutosh Kulkarni, and Chief Technology Officer, co-founder and former Chief Executive Officer, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. Any search for senior management in the future or any search to replace the loss of any senior management may be prolonged, and we may not be able to attract a qualified candidate or replacement, as applicable, in a timely manner or at all, particularly as potential candidates may be wary to transition during the unstable economic conditions caused by the COVID-19 pandemic and geopolitical events.
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
We believe that developing and maintaining widespread awareness of our brand, especially with developers, is critical to achieving widespread acceptance of our software and attracting new users and customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capability from competitive products. Brand promotion activities may not generate user or customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in our ElasticON user conferences and similar investments in our brand, user engagement, and customer engagement may not generate the desired customer awareness or a sufficient financial return. If we fail to successfully promote and maintain our brand, we may fail to attract or retain users and customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our products, which would adversely affect our business and results of operations.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and entrepreneurial spirit we have worked to foster, which could harm our business.
We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Moreover, many of our existing employees may be able to receive significant proceeds from sales of our ordinary shares in the public markets, which could lead to employee attrition and disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Additional headcount growth and employee turnover may result in a change to our corporate culture, which could harm our business.

If our channel partners, on which we rely to execute a portion of our sales, fail to perform or we are unable to maintain successful relationships with our channel partners, our ability to market, sell and distribute our solution will be more limited, and our results of operations and reputation could be harmed.
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
Some of these partners may also market, sell, and support offerings that compete with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling our offerings altogether. Our agreements with our channel partners typically have an initial duration of three years, with one-year auto renewals thereafter, and generally may be terminated for any reason by either party with advance notice 30 to 60 days prior to each renewal date, or at any time upon 90-day notice. We may not be able to retain these channel partners or secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, many of our new channel partners require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, misstatement of revenue, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our offerings to customers or violates laws or our or their corporate policies, including our terms of business, which in turn could impact reported revenue, deferred revenue and remaining performance obligations. If our channel partners are unsuccessful in fulfilling the orders for our offerings, or if we are unable to enter into arrangements with and retain high-quality channel partners, our ability to sell our offerings and results of operations could be harmed.
If we are unable to maintain successful relationships with our partners, our business operations, financial results and growth prospects could be adversely affected.
We maintain partnership relationships with a variety of partners, including cloud providers, systems integrators, channel partners, referral partners, OEM and MSP partners, and technology partners, to deliver offerings to our end customers and complement our broad community of users. In particular, we partner with various cloud providers to jointly market, sell and deliver our Elastic Cloud offerings, which in some instances also involves technical integration with such cloud providers.
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

Competition continues to increase in the market segments in which we operate, and we expect competition to continue to increase, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings. Additionally, currency fluctuations in certain countries and regions and pressures from uncertain inflation and interest rate environments may negatively impact actual prices that customers and channel partners are willing to pay in those countries and regions. Any decrease in the sales prices for our offerings, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely impacted by a shift in the mix of our subscriptions from self-managed to our cloud offering, for which we incur hosting costs, as well as any increase in our mix of services relative to subscriptions. We may not be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time due to a number of factors, and we expect that revenue from Elastic Cloud will continue to become a larger part of our revenue mix. Due to the differing revenue recognition policies applicable to our subscriptions and services, shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. The growth of consumption-based arrangements for our Elastic Cloud offerings, where the revenue we recognize is tied to our customers’ actual usage of our products, may further exacerbate the variation in our revenue. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our ordinary shares could decline.
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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation has previously been, and may in the future be, necessary to enforce our intellectual property rights and to protect our trade secrets. Even if we prevail in such disputes, we may not be able to recover all or a portion of any judgments, and litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. If unsuccessful, litigation could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation.
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
Our technologies incorporate open source software from other developers, and we expect to continue to incorporate such open source software in our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure that we have not incorporated third-party open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations and financial condition.
We may not be able to realize the benefits of our marketing strategies to offer some of our product features for free and to provide free trials of some of our paid features.
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
As of October 31, 2022, we had customers located in over 125 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of October 31, 2022, we had employees located in over 40 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
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

•risks resulting from changes in currency exchange rates and inflationary pressures;
•risks resulting from the migration of invoicing from local billing entities to centralized regional billing entities;
•the impact of public health epidemics or pandemics on our employees, partners, and customers;
•challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•risks relating to enforcement of U.S. export control laws and regulations including the Export Administration Regulations, and trade and economic sanctions, including restrictions promulgated by the Office of Foreign Assets Control (“OFAC”), and other similar trade protection regulations and measures in the United States or in other jurisdictions;
•risks relating to our third-party vendors and service providers’ storage and processing of some of our and our customers’ data, including any supply chain cybersecurity attacks;
•reduced ability to timely collect amounts owed to us by our customers in countries where our recourse may be more limited;
•limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;
•political, economic and trade uncertainties or instability related to the United Kingdom's withdrawal from the European Union (Brexit);
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
Any need by us to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could harm our business.
We may need to raise additional funds in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, particularly during times of market volatility, changes in the interest rate environment, and general economic instability. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
Our generation of a portion of our revenue by sales to government entities creates a number of challenges and risks.
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

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions under which we could be obligated to pay additional taxes, which would harm our results of operations.
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In addition, the authorities in the jurisdictions in which we operate could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, and interest and penalties. Additionally, both the COVID-19 pandemic and increased use of flexible work policies may increase the probability of payroll tax audits. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
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
Our software and services, in some cases, are subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and trade and economic sanctions maintained by OFAC as well as similar laws and regulations in the countries in which we do business. As such, an export license may be required to export or re-export our software and services to, or import our software and services into, certain countries and to certain end-users or for certain end-uses. If we were to fail to comply with such U.S. and foreign export control laws and regulations, trade and economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions in many cases prohibit the export of software and services to certain embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions on certain individuals and entities located in Russia and Belarus. The United States and other countries continue to expand sanctions and export restrictions and could take other actions should the conflict continue or further escalate. Monitoring and ensuring compliance with these complex U.S. export control laws is particularly challenging because our offerings are widely distributed throughout the world, and information available on the users of these offerings is, in some cases, limited. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

In addition, various countries regulate the export and import of certain encryption software and technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products and services or could limit our end-customers’ ability to implement our products in those countries. Because we incorporate encryption functionality into our products, we are also subject in many cases to these provisions. Specifically, export restrictions recently imposed on Russia and Belarus limit the export of encryption software and related source code and technology to these locations, which has severely limited and could continue to limit our ability to provide our software and services in these countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. The following developments could result in decreased use of our products and services by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets could adversely affect our business, financial condition and operating results.
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both in the U.S. and in non-U.S. jurisdictions. We leverage channel partners to sell our offerings abroad and use other third parties, including recruiting firms, professional employer organizations, legal, accounting and other professional advisors, and local vendors to meet our needs associated with doing business abroad. We and these third parties may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of our channel partners and third-party representatives, as well as our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure that the channel partners, third-party representatives, our employees, contractors or agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.
Risks Related to Ownership of our Ordinary Shares
The market price for our ordinary shares has been and is likely to continue to be volatile or may decline regardless of our operating performance.
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, stock prices of companies with significant operating losses have recently declined significantly, and in many instances more significantly than stock prices of companies with operating profits. The economic impact and uncertainty of the ongoing COVID-19 pandemic, Russia’s invasion of Ukraine, and changes in the inflation and interest rate environments have exacerbated this volatility in both the overall stock markets and the market price of our ordinary shares. A significant decline in the price of our shares could have an adverse impact on investor confidence and employee retention. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. The market price of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•any major changes in our management or our board of directors;
•general economic conditions and slow or negative growth of our markets, including as a result of the COVID-19 pandemic, Russia’s invasion of Ukraine, and the general inflation and interest rate environments; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance and other expectations in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance. Guidance, as well as other expectations, are forward-looking and represent our management’s estimates as of the date of release and are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or other expectations or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic and current macroeconomic environment, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the ongoing COVID-19 pandemic coupled with other global current events, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. Furthermore, if we make downward revisions of our previously announced guidance or other expectations, if we withdraw our previously announced guidance or other expectations, or if our publicly announced guidance or other expectations of future operating results fail to meet expectations of securities analysts, investors or other interested parties, the price of our ordinary shares would decline. In light of the foregoing, investors are urged not to rely upon our guidance or other expectations in making an investment decision regarding our ordinary shares.
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
In addition, holders of an aggregate of 17,348,220 ordinary shares, based on shares outstanding as of October 31, 2022, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed, and may file in the future, registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plans, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
We are subject to the Dutch Corporate Governance Code but do not comply with all the suggested governance provisions of the Dutch Corporate Governance Code, which may affect your rights as a shareholder.
As a Dutch company, we are subject to the Dutch Corporate Governance Code (“DCGC”). The DCGC contains both principles and suggested governance provisions for management boards, supervisory boards, shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the suggested governance provisions of the DCGC. If they do not comply with those provisions (e.g., because of a conflicting requirement), the company is required to give the reasons for such noncompliance. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including the New York Stock Exchange (“NYSE”). The principles and suggested governance provisions apply to our board of directors (in relation to role and composition, conflicts of interest and independency requirements, board committees and remuneration), shareholders and the General Meeting (for example, regarding anti-takeover protection and our obligations to provide information to our shareholders) and financial reporting (such as external auditor and internal audit requirements). We comply with all applicable provisions of the DCGC except where such provisions conflict with U.S. exchange listing requirements or with market practices in the United States or the Netherlands. This may affect your rights as a shareholder, and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the suggested governance provisions of the DCGC.
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
We are incorporated under the laws of the Netherlands and substantial portions of our assets are located outside of the United States. In addition, two members of our board of directors and certain experts named in our filings with the SEC reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons residing outside the United States, or to enforce outside the United States judgments obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the U.S. federal securities laws.

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
Based on the foregoing, there can be no assurance that U.S. investors will be able to enforce against us or members of our board of directors, officers or certain experts named in our filings with the SEC, who are residents of the Netherlands or countries other than the United States, any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.
In addition, there can be no assurance that a Dutch court would impose civil liability on us, the members of our board of directors, our officers or certain experts named in our filings with the SEC in an original action predicated solely upon the U.S. federal securities laws brought in a court of competent jurisdiction in the Netherlands against us or such members, officers or experts.
U.S. persons who hold our ordinary shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
A non-U.S. corporation will generally be considered a passive foreign investment company (“PFIC”), for U.S. federal income tax purposes, in any taxable year if either (i) at least 75% of its gross income for such year is passive income or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income (“the PFIC asset test”). For purposes of the PFIC asset test, the value of our assets will generally be determined by reference to our market capitalization. Based on our past and current projections of our income and assets, we do not expect to be a PFIC for the current taxable year or for the foreseeable future. Nevertheless, a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year). Since our projections may differ from our actual business results and our market capitalization and value of our assets may fluctuate, we cannot assure you that we will not be or become a PFIC in the current taxable year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. person (as defined in Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended) holds our ordinary shares, such U.S. person may be subject to adverse tax consequences. Each U.S. person who holds our ordinary shares is strongly urged to consult his, her or its tax advisor regarding the application of these rules and the availability of any potential elections.
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
The Dutch parliament has adopted a proposal of law pursuant to which an alternative withholding tax (“Alternative Withholding Tax”) will be imposed on dividends paid to related entities in designated low-tax jurisdictions, effective January 1, 2024. An entity is considered related if (i) it has a “Qualifying Interest” in our company, (ii) our company has a “Qualifying Interest” in the entity holding the ordinary shares, or (iii) a third party has a "Qualifying Interest" in both our company and the entity holding the ordinary shares. The term “Qualifying Interest” means a direct or indirectly held interest either by an entity individually or jointly if an entity is part of a collaborating group (samenwerkende groep) that enables such entity or such collaborating group to exercise a definite influence over another entity’s decisions, such as our company or an entity holding ordinary shares, as the case may be, and allows it to determine the other entity’s activities. The Alternative Withholding Tax will be imposed at the highest Dutch corporate income tax rate in effect at the time of the distribution (currently 25.8%). The Alternative Withholding Tax will be reduced, but not below zero, with any Regular Dividend Withholding Tax imposed on distributions. As such, based on currently applicable rates, the overall effective rate of withholding of Regular Dividend Withholding Tax and Alternative Withholding Tax will not exceed the highest corporate income tax rate in effect at the time of the distribution (currently 25.8%).
If we cease to be a Dutch tax resident for the purposes of a tax treaty concluded by the Netherlands and in certain other events, we could potentially be subject to a proposed Dutch dividend withholding tax in respect of a deemed distribution of our entire market value less paid-up capital.
Under a proposal of law currently pending before the Dutch parliament, the Emergency act conditional exit dividend withholding tax (Spoedwet conditionele eindafrekening dividendbelasting, “DWT Exit Tax”), we will be deemed to have distributed an amount equal to our entire market capitalization less recognized paid-up capital immediately before the occurrence of certain events, including if we cease to be a Dutch tax resident for purposes of a tax treaty concluded by the Netherlands with another jurisdiction and become, for purposes of such tax treaty, exclusively a tax resident of that other jurisdiction which is a qualifying jurisdiction. A qualifying jurisdiction is a jurisdiction other than a member state of the EU/EEA which does not impose a withholding tax on distributions, or that does impose such tax but that grants a step-up for earnings attributable to the period before we become exclusively a resident in such jurisdiction. This deemed distribution will be subject to a 15% tax insofar it exceeds a franchise of EUR 50 million. The tax is payable by us as a withholding agent. A full exemption applies to entities and individuals that are resident in an EU/EEA member state or a state that has concluded a tax treaty with the Netherlands that contains a dividend article, provided we submit a declaration confirming the satisfaction of applicable conditions by qualifying shareholders within one month following the taxable event. We will be deemed to have withheld the tax on the deemed distribution and have a statutory right to recover this from our shareholders. Dutch resident shareholders qualifying for the exemption are entitled to a credit or refund, and non-Dutch resident shareholders qualifying for the exemption are entitled to a refund, subject to applicable statutory limitations, provided the tax has been actually recovered from them.
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
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of October 31, 2022, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage, could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In the event our or our partners’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, acts of war, including Russia’s invasion of Ukraine, other geo-political unrest or health issues, such as an outbreak of pandemic or epidemic diseases, such as the COVID-19 pandemic, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. For example, the full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. In addition, the COVID-19 pandemic has adversely affected the economies of many countries, resulting in economic downturns that could affect demand for our products and likely impact our operating results. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. See the risk factor entitled “The ongoing COVID-19 pandemic could harm our business and results of operations.”
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
The trading market for our ordinary shares is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts or public investors. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, our stock price may decline. Further, analysts could downgrade our ordinary shares or publish unfavorable research about us. If one or more of the analysts who cover our company ceases to cover us, or fails to publish reports on us regularly, our profile in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline and could adversely affect our business.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain senior management and qualified board members.
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations has increased, and we expect will continue increasing, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

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
As a public company in the United States, we are subject to the Sarbanes-Oxley Act, which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs and significant management oversight. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. To assist us in complying with these requirements, we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
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

Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, subject us to sanctions or investigations by the NYSE, the SEC, or other regulatory authorities, and would likely cause the trading price of our ordinary shares to decline, which could adversely affect our business.
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

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
10.1	Elastic N.V. 2022 Employee Stock Purchase Plan	8-K	001-38675	10.1	10/6/2022
10.2	Amended and Restated Employment Agreement between Elasticsearch, Inc. and Shay Banon, dated September 9, 2022.					X
10.3	Form of Change in Control and Severance Agreement.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
______________________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date: December 2, 2022	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: December 2, 2022	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)