Form 10-Q
period 2023-01-31
Elastic N.V.
filed 2023-03-03
CIK 1707753

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
For the quarterly period ended January 31, 2023
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
Not Applicable1
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: Not Applicable1
____________________________________________________________________________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 28, 2023, the registrant had 96,492,357 ordinary shares, €0.01 par value per share, outstanding.

1 We are a distributed company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, any shareholder communication required to be sent to our principal executive offices may be directed to the email address ir@elastic.co.

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
•the impact of actions that we are taking to reduce our costs and rebalance investments;
•the impact of Russia’s invasion of Ukraine on our business and on the businesses of our customers and partners, including their spending priorities;
•the effects of the 2019 coronavirus disease, including any current and future variants thereof (“COVID-19”), on our business, operations, hiring and financial results, and on the businesses of our customers and partners, including their spending priorities, the effect of governmental lockdowns, restrictions, and new regulations;
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
•our expectations about the impact of natural disasters and public health epidemics and pandemics on our business, results of operations and financial condition;
•expectations about seasonality;
•the future trading prices of our ordinary shares;
•inflation;
•our ability to service our debt obligations; and
•general market, political, geopolitical, economic and business conditions (including developments and volatility arising from Russia’s invasion of Ukraine and the ongoing effects of the COVID-19 pandemic).
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
You should not rely upon forward-looking statements expressed or implied by us as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described or implied in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of January 31, 2023	As of April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$877,683	$860,949
Restricted cash	2,362	2,688
Accounts receivable, net of allowance for credit losses of $2,195 and $2,700 as of January 31, 2023 and April 30, 2022, respectively	200,790	215,228
Deferred contract acquisition costs	50,436	43,628
Prepaid expenses and other current assets	33,457	41,215
Total current assets	1,164,728	1,163,708
Property and equipment, net	3,951	7,207
Goodwill	303,853	303,906
Operating lease right-of-use assets	22,523	25,437
Intangible assets, net	33,175	45,800
Deferred contract acquisition costs, non-current	84,601	74,419
Deferred tax assets	5,668	5,811
Other assets	9,470	16,643
Total assets	$1,627,969	$1,642,931
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,246	$28,403
Accrued expenses and other liabilities	58,091	53,930
Accrued compensation and benefits	67,884	68,002
Operating lease liabilities	12,839	11,219
Deferred revenue	449,049	431,776
Total current liabilities	617,109	593,330
Deferred revenue, non-current	34,960	33,518
Long-term debt, net	567,283	566,520
Operating lease liabilities, non-current	16,725	16,482
Other liabilities, non-current	6,903	17,648
Total liabilities	1,242,980	1,227,498
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of January 31, 2023 and April 30, 2022	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 96,435,276 shares issued and outstanding as of January 31, 2023 and 94,174,914 shares issued and outstanding as of April 30, 2022	1,014	990
Treasury stock	(369)	(369)
Additional paid-in capital	1,410,944	1,250,108
Accumulated other comprehensive loss	(20,004)	(18,130)
Accumulated deficit	(1,006,596)	(817,166)
Total shareholders’ equity	384,989	415,433
Total liabilities and shareholders’ equity	$1,627,969	$1,642,931
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Revenue
Subscription	$255,613	$209,614	$728,638	$577,056
Services	18,953	14,330	60,410	45,963
Total revenue	274,566	223,944	789,048	623,019
Cost of revenue
Subscription	56,146	47,577	164,798	127,339
Services	19,062	13,707	58,146	37,491
Total cost of revenue	75,208	61,284	222,944	164,830
Gross profit	199,358	162,660	566,104	458,189
Operating expenses
Research and development	77,472	71,749	231,689	194,894
Sales and marketing	126,717	105,069	379,902	288,055
General and administrative	34,711	31,691	103,724	89,298
Restructuring and other related charges	29,805	—	29,805	—
Total operating expenses	268,705	208,509	745,120	572,247
Operating loss	(69,347)	(45,849)	(179,016)	(114,058)
Other income (expense), net
Interest expense	(6,265)	(6,175)	(18,875)	(14,327)
Other income (expense), net	5,460	(861)	20,774	(509)
Loss before income taxes	(70,152)	(52,885)	(177,117)	(128,894)
Provision for income taxes	2,422	3,841	12,313	9,344
Net loss	$(72,574)	$(56,726)	$(189,430)	$(138,238)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.76)	$(0.61)	$(1.99)	$(1.50)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	96,052,025	93,015,185	95,327,131	92,140,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net loss	$(72,574)	$(56,726)	$(189,430)	$(138,238)
Other comprehensive income (loss):
Foreign currency translation adjustments	7,032	(4,937)	(1,874)	(6,213)
Other comprehensive income (loss)	7,032	(4,937)	(1,874)	(6,213)
Total comprehensive loss	$(65,542)	$(61,663)	$(191,304)	$(144,451)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of October 31, 2022	95,575,775	$1,005	$(369)	$1,351,987	$(27,036)	$(934,022)	$391,565
Issuance of ordinary shares upon exercise of stock options	289,098	3	—	4,507	—	—	4,510
Issuance of ordinary shares upon release of restricted stock units	570,403	6	—	(6)	—	—	—
Stock-based compensation	—	—	—	54,456	—	—	54,456
Net loss	—	—	—	—	—	(72,574)	(72,574)
Foreign currency translation	—	—	—	—	7,032	—	7,032
Balances as of January 31, 2023	96,435,276	$1,014	$(369)	$1,410,944	$(20,004)	$(1,006,596)	$384,989

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of October 31, 2021	92,566,025	$972	$(369)	$1,153,408	$(9,381)	$(694,830)	$449,800
Issuance of ordinary shares upon exercise of stock options	473,442	6	—	6,703	—	—	6,709
Issuance of ordinary shares upon release of restricted stock units	381,460	4	—	(4)	—	—	—
Stock-based compensation	—	—	—	37,463	—	—	37,463
Net loss	—	—	—	—	—	(56,726)	(56,726)
Foreign currency translation	—	—	—	—	(4,937)	—	(4,937)
Balances as of January 31, 2022	93,420,927	$982	$(369)	$1,197,570	$(14,318)	$(751,556)	$432,309
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2022	94,174,914	$990	$(369)	$1,250,108	$(18,130)	$(817,166)	$415,433
Issuance of ordinary shares upon exercise of stock options	773,174	9	—	12,225	—	—	12,234
Issuance of ordinary shares upon release of restricted stock units	1,487,188	15	—	(15)	—	—	—
Stock-based compensation	—	—	—	148,626	—	—	148,626
Net loss	—	—	—	—	—	(189,430)	(189,430)
Foreign currency translation	—	—	—	—	(1,874)	—	(1,874)
Balances as of January 31, 2023	96,435,276	$1,014	$(369)	$1,410,944	$(20,004)	$(1,006,596)	$384,989

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2021	90,533,985	$948	$(369)	$1,071,675	$(8,105)	$(613,318)	$450,831
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	1,266	—	—	1,266
Issuance of ordinary shares upon exercise of stock options	2,004,188	24	—	27,516	—	—	27,540
Issuance of ordinary shares upon release of restricted stock units	882,754	10	—	(10)	—	—	—
Stock-based compensation	—	—	—	97,123	—	—	97,123
Net loss	—	—	—	—	—	(138,238)	(138,238)
Foreign currency translation	—	—	—	—	(6,213)	—	(6,213)
Balances as of January 31, 2022	93,420,927	$982	$(369)	$1,197,570	$(14,318)	$(751,556)	$432,309
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities
Net loss	$(189,430)	$(138,238)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	15,475	14,558
Amortization of deferred contract acquisition costs	51,495	43,373
Amortization of debt issuance costs	763	554
Non-cash operating lease cost	8,354	6,259
Asset impairment charges	6,242	—
Stock-based compensation expense, net of amounts capitalized	148,626	96,971
Deferred income taxes	68	(219)
Foreign currency transaction loss	2,261	1,707
Other	67	98
Changes in operating assets and liabilities:
Accounts receivable, net	14,050	9,801
Deferred contract acquisition costs	(68,184)	(61,234)
Prepaid expenses and other current assets	7,671	(2,650)
Other assets	7,106	(803)
Accounts payable	511	14,452
Accrued expenses and other liabilities	(6,272)	17,539
Accrued compensation and benefits	(161)	4,686
Operating lease liabilities	(8,404)	(6,438)
Deferred revenue	17,869	8,306
Net cash provided by operating activities	8,107	8,722
Cash flows from investing activities
Purchases of property and equipment	(1,019)	(987)
Business acquisitions, net of cash acquired	—	(119,854)
Capitalization of internal-use software	—	(4,227)
Net cash used in investing activities	(1,019)	(125,068)
Cash flows from financing activities
Proceeds from the issuance of debt	—	575,000
Proceeds from issuance of ordinary shares upon exercise of stock options	12,234	27,540
Payments of debt issuance costs	—	(9,283)
Net cash provided by financing activities	12,234	593,257
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,914)	(12,328)
Net increase in cash, cash equivalents, and restricted cash	16,408	464,583
Cash, cash equivalents, and restricted cash, beginning of period	863,637	403,708
Cash, cash equivalents, and restricted cash, end of period	$880,045	$868,291
Supplemental disclosures of cash flow information
Cash paid for interest	$24,041	$12,785
Cash paid for income taxes, net	$6,536	$3,059
Cash paid for operating lease liabilities	$9,814	$7,346
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$25	$30
Operating lease right-of-use assets for new lease obligations	$10,901	$2,440
Acquisition-related indemnity holdback	$—	$6,000
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of January 31, 2023; interim condensed consolidated statements of operations, comprehensive loss, and shareholders’ equity for the three and nine months ended January 31, 2023 and 2022; and interim condensed consolidated statements of cash flows for the nine months ended January 31, 2023 and 2022 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of January 31, 2023; results of the Company’s operations for the three and nine months ended January 31, 2023 and 2022; statements of shareholders’ equity for the three and nine months ended January 31, 2023 and 2022; and statements of cash flows for the nine months ended January 31, 2023 and 2022. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results for the three and nine months ended January 31, 2023 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2023, or any other future period.
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
3. Revenue and Remaining Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023		2022		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$110,743	40%	$80,402	36%	$311,709	40%	$210,963	34%
Other subscription	144,870	53%	129,212	58%	416,929	52%	366,093	59%
Total subscription	255,613	93%	209,614	94%	728,638	92%	577,056	93%
Services	18,953	7%	14,330	6%	60,410	8%	45,963	7%
Total revenue	$274,566	100%	$223,944	100%	$789,048	100%	$623,019	100%
Remaining Performance Obligations
As of January 31, 2023, the Company had $997.2 million of remaining performance obligations. As of January 31, 2023, the Company expects to recognize approximately 89% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

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
The following table summarizes assets that are measured at fair value on a recurring basis as of January 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$570,485	$—	$—	$570,485
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$559,462	$—	$—	$559,462
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of January 31, 2023 was approximately $493.4 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Acquisitions
Fiscal 2022 Acquisitions
cmdWatch Security Inc.
On September 17, 2021, the Company acquired 100% of the share capital of cmdWatch Security Inc. (“Cmd”) for a total purchase consideration of $77.8 million. The purchase consideration includes an amount of $13.4 million which is being held in an indemnity escrow fund for 18 months after the acquisition close date. Pursuant to the merger agreement, Cmd’s vested stock options were paid in cash and unvested stock options held by Cmd employees were assumed by the Company. The fair value of the replacement equity awards associated with pre-acquisition service period of $4.3 million, consisting of $3.0 million paid in cash to vested option holders and $1.3 million of non-cash consideration, was included in the total purchase consideration. Approximately $6.6 million of the fair value of replacement equity awards was allocated to post-acquisition services that is being recognized as stock-based compensation expense over the remaining service period and was excluded from the total purchase consideration. Additionally, an amount of $6.5 million for post-combination services, which is payable upon completion of the underlying required service period, has been excluded from the purchase consideration. This amount is being recorded as a post-combination expense over the requisite service period.

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
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of January 31, 2023	As of April 30, 2022
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$10,026	$10,863
Computer hardware and software	3	2,306	1,473
Furniture and fixtures	3-5	6,064	5,753
Assets under construction		79	1,119
Total property and equipment		18,475	19,208
Less: accumulated depreciation		(14,524)	(12,001)
Property and equipment, net		$3,951	$7,207
Depreciation expense related to property and equipment was $0.8 million and $2.9 million for the three and nine months ended January 31, 2023, respectively, and $1.0 million and $2.9 million for the three and nine months ended January 31, 2022, respectively. During the three and nine months ended January 31, 2023, the Company recorded asset impairment charges related to the exit from leased office space which included $1.1 million of furniture, equipment, and leasehold improvements. See Note 16 for further details.

Intangible Assets, Net
Intangible assets consisted of the following as of January 31, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$40,256	$29,874	2.9
Customer relationships	19,598	16,553	3,045	0.7
Trade names	2,872	2,583	289	0.7
Total	$92,600	$59,392	$33,208	2.8
Foreign currency translation adjustment			(33)
Total			$33,175
Intangible assets consisted of the following as of April 30, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$31,355	$38,775	3.6
Customer relationships	19,598	13,177	6,421	1.4
Trade names	2,872	2,263	609	1.4
Total	$92,600	$46,795	$45,805	3.2
Foreign currency translation adjustment			(5)
Total			$45,800
Amortization expense for the intangible assets for the three and nine months ended January 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Cost of revenue - subscription	$2,977	$3,046	$8,902	$7,556
Sales and marketing	1,232	1,231	3,695	4,088
Total amortization of acquired intangible assets	$4,209	$4,277	$12,597	$11,644
The expected future amortization expense related to the intangible assets as of January 31, 2023 was as follows (in thousands, by fiscal year):

Remainder of 2023	$4,071
2024	13,985
2025	8,018
2026	5,057
2027	2,044
Total	$33,175
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2022	$303,906
Foreign currency translation adjustment	(53)
Balance as of January 31, 2023	$303,853

There was no impairment of goodwill during the nine months ended January 31, 2023 and 2022.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31, 2023	As of April 30, 2022
Accrued expenses	$23,514	$24,066
Income taxes payable	11,715	4,286
Value added taxes payable	7,487	8,926
Accrued interest	988	6,918
Other	14,387	9,734
Total accrued expenses and other liabilities	$58,091	$53,930
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31, 2023	As of April 30, 2022
Accrued vacation	$27,144	$27,280
Accrued commissions	19,319	23,806
Accrued payroll and withholding taxes	8,056	9,030
Other	13,365	7,886
Total accrued compensation and benefits	$67,884	$68,002
Contract Balances
The following table provides information about unbilled accounts receivable, deferred contract acquisition costs, and deferred revenue from contracts with customers (in thousands):

	As of January 31, 2023	As of April 30, 2022
Unbilled accounts receivable, included in accounts receivable, net	$2,554	$9,244
Deferred contract acquisition costs	$135,037	$118,047
Deferred revenue	$484,009	$465,294
Deferred Contract Acquisition Costs
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Nine Months Ended January 31,
	2023	2022
Beginning balance	$118,047	$86,352
Capitalization of contract acquisition costs	68,485	58,939
Amortization of deferred contract acquisition costs	(51,495)	(43,373)
Ending balance	$135,037	$101,918
The Company did not recognize any impairment of deferred contract acquisition costs during the nine months ended January 31, 2023 and 2022.

Deferred Revenue
The following table summarizes the deferred revenue activity (in thousands):

	Nine Months Ended January 31,
	2023	2022
Beginning balance	$465,294	$397,700
Increases due to invoices issued, excluding amounts recognized as revenue during the period	406,122	312,581
Increase from acquisitions, net of revenue recognized	—	1,001
Revenue recognized that was included in deferred revenue balance at beginning of period	(387,407)	(315,600)
Ending balance	$484,009	$395,682
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Nine Months Ended January 31,
	2023	2022
Beginning balance	$2,700	$2,344
Bad debt expense	1,276	2,449
Accounts written off	(1,781)	(2,064)
Ending balance	$2,195	$2,729

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
The Indenture contains covenants limiting the Company’s ability and the ability of certain subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the Senior Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. As of January 31, 2023, the Company was in compliance with all of its covenants under the Indenture.

The net carrying amount of the Senior Notes was as follows (in thousands):

As of January 31, 2023
Principal	$575,000
Unamortized debt issuance costs	(7,717)
Net carrying amount	$567,283
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

Nine Months Ended January 31, 2023
Contractual interest expense	$17,789
Amortization of debt issuance costs	763
Total interest expense related to the Senior Notes	$18,552
8. Commitments and Contingencies
Cloud Hosting Commitments
During the nine months ended January 31, 2023, the Company entered into an amendment to a non-cancelable cloud hosting capacity agreement, effective December 31, 2022, for a total purchase commitment of $270.0 million payable over the four years following the date of the agreement. There were no other material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K.
Letters of Credit
The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of January 31, 2023.
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
Although the results of litigation and claims are inherently unpredictable, the Company does not believe that there were any matters under litigation or claims with a reasonable possibility of the Company incurring a material loss as of January 31, 2023.
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

Gain Contingencies
From time to time the Company may realize a gain contingency, although recognition will not occur until cash is received or the gain is deemed as realizable. During the nine months ended January 31, 2023, the Company received a favorable settlement from a legal claim and recognized a gain of $10.2 million included in other income in the accompanying condensed consolidated statements of operations.
9. Leases
The Company’s leases are composed of corporate office spaces under non-cancelable operating lease agreements that expire at various dates through fiscal 2029. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Operating lease cost	$3,088	$2,432	$9,539	$7,203
Short-term lease cost	381	581	1,729	1,571
Variable lease cost	219	297	446	804
Total lease cost	$3,688	$3,310	$11,714	$9,578
Lease term and discount rate information are summarized as follows:

As of January 31, 2023
Weighted average remaining lease term (years)	2.78
Weighted average discount rate	4.90%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of January 31, 2023 were as follows (in thousands):

Years Ending April 30,
Remainder of 2023	$3,333
2024	13,067
2025	8,399
2026	4,454
2027	1,005
Thereafter	1,360
Total minimum lease payments	31,618
Less imputed interest	(2,054)
Present value of future minimum lease payments	29,564
Less current lease liabilities	(12,839)
Operating lease liabilities, non-current	$16,725
Future minimum lease payments as of January 31, 2023 include future cash payments on leases with corresponding right-of-use assets which were written down for impairment due to facilities-related cost optimization actions during the nine months ended January 31, 2023. During the three and nine months ended January 31, 2023, the Company recorded an impairment charge of $5.1 million related to the exit from leased office spaces. See Note 16 for further details.
10. Ordinary Shares
The Company’s articles of association designated and authorized the Company to issue 165 million ordinary shares at a par value per ordinary share of €0.01 per share.

Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the Company’s board of directors from inception through January 31, 2023.
Ordinary Shares Reserved for Issuance
The Company had reserved ordinary shares for issuance as follows:

	As of January 31, 2023	As of April 30, 2022
Stock options issued and outstanding	4,419,457	5,219,124
RSUs issued and outstanding	8,021,408	4,717,548
Available for future grants	17,589,632	17,647,684
Available for employee stock purchases	6,000,000	—
Total ordinary shares reserved	36,030,497	27,584,356
Convertible Preference Shares
The Company’s board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company’s shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of January 31, 2023, there were no convertible preference shares issued or outstanding.
11. Equity Incentive Plans
2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted and, in October 2022, the Company’s shareholders approved the 2022 Employee Stock Purchase Plan (“ESPP”). During the three and nine months ended January 31, 2023, the Company reserved 6.0 million of the Company’s ordinary shares for purchase and issuance. The ESPP allows eligible employees to acquire ordinary shares of the Company at a discount at periodic intervals through accumulated payroll deductions. Eligible employees purchase ordinary shares of the Company during a purchase period at 85% of the market value of the Company’s ordinary shares at either the beginning or end of an offering period, whichever is lower. Offering periods under the ESPP are approximately six months long and begin on each of March 16 or September 16 or the next trading day thereafter. The first offering period under the ESPP will begin on March 16, 2023 and end on September 15, 2023.
2012 Stock Option Plan
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

The equity awards available for grant were as follows:

Nine Months Ended January 31, 2023
Available at beginning of fiscal year	17,647,684
Awards authorized	4,708,746
Options granted	(94,105)
Options canceled	118,355
RSUs granted	(5,712,850)
RSUs canceled	921,135
Shares withheld for taxes	667
Available at end of period	17,589,632
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
Stock Options
The following table summarizes stock option activity (in thousands, except share and per share data):

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2022	5,219,124	$29.41	6.22	$266,021
Stock options granted	94,105	$82.24
Stock options exercised	(773,174)	$15.89
Stock options canceled	(118,355)	$77.35
Stock options assumed in acquisition canceled	(2,243)	$40.13
Balance as of January 31, 2023	4,419,457	$31.61	5.39	$155,660
Exercisable as of January 31, 2023	3,660,913	$22.86	4.91	$145,906
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $48.56 for the nine months ended January 31, 2023. No stock options were granted during the three months ended January 31, 2023. The weighted-average grant-date fair value per share of stock options granted was $71.17 for each of the three and nine months ended January 31, 2022.The weighted-average grant-date fair value per share of stock options assumed related to the Cmd and build.security acquisitions was $122.13 for the nine months ended January 31, 2022.
As of January 31, 2023, the Company had unrecognized stock-based compensation expense of $32.9 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 2.09 years.

RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2022	4,717,548	$108.44
RSUs granted	5,712,850	$60.08
RSUs released	(1,487,855)	$100.77
RSUs canceled	(921,135)	$107.66
Outstanding and unvested at January 31, 2023	8,021,408	$75.52
As of January 31, 2023, the Company had unrecognized stock-based compensation expense of $568.5 million related to RSUs that the Company expects to recognize over a weighted-average period of 3.27 years.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Cost of revenue
Subscription	$2,163	$2,064	$6,352	$6,262
Services	2,529	1,726	7,067	4,593
Research and development	20,905	16,029	58,378	41,784
Sales and marketing	19,096	12,545	50,756	30,798
General and administrative	9,763	5,029	26,073	14,116
Stock-based compensation expense, net of amounts capitalized	54,456	37,393	148,626	97,553
Capitalized stock-based compensation expense	—	70	—	152
Total stock-based compensation expense	$54,456	$37,463	$148,626	$97,705
12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(72,574)	$(56,726)	$(189,430)	$(138,238)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	96,052,025	93,015,185	95,327,131	92,140,919
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.76)	$(0.61)	$(1.99)	$(1.50)
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

	Nine Months Ended January 31,
	2023	2022
Stock options	4,419,457	5,486,883
RSUs	8,021,408	4,034,604
Total	12,440,865	9,521,487
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $2.4 million and $3.8 million for the three months ended January 31, 2023 and 2022, respectively, and $12.3 million and $9.3 million for the nine months ended January 31, 2023 and 2022, respectively. The provision for income taxes for the three months ended January 31, 2023 includes a one-time tax benefit of $2.2 million resulting from the Company’s restructuring plan. See Note 16 for further details. For the nine months ended January 31, 2023, the provision for income taxes includes a one-time charge of $3.7 million related to completion of acquisition-related integration and the one-time tax benefit of $2.2 million resulting from the Company’s restructuring plan. These benefits were primarily due to foreign taxes for the three and nine months ended January 31, 2023. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current-period loss before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law.
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
14. Employee Benefit Plans
The Company has a defined-contribution plan in the U.S. intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $4.4 million and $3.7 million of expense related to the 401(k) Plan for the three months ended January 31, 2023 and 2022, respectively, and $13.4 million and $10.8 million for the nine months ended January 31, 2023 and 2022, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $2.4 million and $1.8 million of expense for the three months ended January 31, 2023 and 2022, respectively, and $6.9 million and $5.1 million for the nine months ended January 31, 2023 and 2022, respectively.
15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
United States	$159,125	$125,831	$464,186	$344,480
Rest of world	115,441	98,113	324,862	278,539
Total revenue	$274,566	$223,944	$789,048	$623,019
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of January 31, 2023	As of April 30, 2022
United States	$14,037	$22,112
The Netherlands	4,499	1,728
United Kingdom	2,911	4,478
India	2,205	3,407
Rest of world	2,822	919
Total long-lived assets	$26,474	$32,644
16. Restructuring and Other Related Charges
On November 30, 2022, the Company announced and began implementing a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by approximately 13% and implementing certain facilities-related cost optimization actions. For the three and nine months ended January 31, 2023, the Company recorded employee-related severance and other termination benefits of approximately $22.0 million, and facilities-related charges of approximately $6.2 million. Asset impairment charges include impairment of operating lease right-of-use assets, and the associated furniture, equipment, and leasehold improvements of $5.1 million and $1.1 million, respectively, for the exited leased office spaces. The restructuring plan is expected to be substantially completed by the end of the first quarter of fiscal 2024.
The following table presents the total amount incurred and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheet, for restructuring-related employee termination benefits as of January 31, 2023 (in thousands):

Nine Months Ended January 31, 2023
Beginning balance	$—
Incurred during the period	22,039
Paid during the period	(18,010)
Foreign currency translation adjustment	202
Ending balance	$4,231

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year end is April 30, and our fiscal quarters end on July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2022 is referred to as fiscal 2022, and our fiscal year ending April 30, 2023 is referred to as fiscal 2023.
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
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in US dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 92% and 93% of total revenue for the nine months ended January 31, 2023 and 2022, respectively. We also generate revenue from consulting and training services.
We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of January 31, 2023, we had approximately 19,900 customers compared to over 17,900 customers as of January 31, 2022. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.

Many of these customers start with limited initial spending, but can significantly grow their spending. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and applying our products to new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,110 and over 890 as of January 31, 2023 and 2022, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both initial conversion of users into customers and additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing the Elastic Stack and our solutions and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 2,966 employees as of January 31, 2023.
COVID-19 and Current Economic Conditions
The ongoing effects of the COVID-19 pandemic continue to evolve and negatively impact worldwide economic activity, contributing to continued labor shortages, supply chain disruptions, and inflation. Additionally, governmental and corporate responses to these factors including rising interest rates, unpredictable and decreased spending, and layoffs have added to the highly volatile macroeconomic landscape. We have experienced and, if economic conditions continue to decline, we may continue to experience longer and more unpredictable sales cycles, increased scrutiny of deals, and slowing consumption and overall customer expenditures, as well as the impacts of changing foreign exchange rates and a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce or accelerate their digital transformation efforts, we believe the value of our solutions has become even more evident.
Restructuring
To navigate the current economic environment, we are realigning our resources internally to drive greater efficiencies and rebalance investments across all functions of the organization and reinvest some savings in key priority areas to drive growth. On November 30, 2022, we announced and began implementing a plan to align our investments more closely with our strategic priorities by reducing our workforce by approximately 13% and implementing certain facilities-related cost optimization actions. We expect to incur total pre-tax non-recurring charges of approximately $32 million to $36 million under the plan, of which $29.8 million in charges were incurred during the third quarter of fiscal 2023. We expect that the implementation of the workforce reductions and facilities cost optimization will be substantially completed by the end of the first quarter of fiscal 2024.
See Note 16 “Restructuring and other related charges” in our accompanying Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information about this plan. We will continue to adjust, monitor, and curtail spending when and where needed to adapt to the current macroeconomic landscape and will reinvest some of the savings selectively in areas that we believe best position us to drive profitable growth. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional risks.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the nine months ended January 31, 2023 and 2022, Elastic Cloud contributed 40% and 34% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.

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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as their ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 120% as of January 31, 2023.
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
Operating Expenses
Research and development. Research and development expense primarily consists of personnel costs and allocated overhead costs. We expect our research and development expense to increase in absolute dollars for the foreseeable future as we continue to develop new technology and invest further in our existing products.
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
Restructuring and other related charges. Restructuring and other related charges primarily consist of employee-related severance and other termination benefits as well as lease impairment and other facilities-related charges.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income, interest expense, gains and losses from transactions denominated in a currency other than the functional currency, and miscellaneous other non-operating gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal, state and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, and non-deductible stock-based compensation as well as one-time tax benefits or charges.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Revenue
Subscription	$255,613	$209,614	$728,638	$577,056
Services	18,953	14,330	60,410	45,963
Total revenue	274,566	223,944	789,048	623,019
Cost of revenue (1)(2)(3)
Subscription	56,146	47,577	164,798	127,339
Services	19,062	13,707	58,146	37,491
Total cost of revenue	75,208	61,284	222,944	164,830
Gross profit	199,358	162,660	566,104	458,189
Operating expenses (1)(2)(3)(4)
Research and development	77,472	71,749	231,689	194,894
Sales and marketing	126,717	105,069	379,902	288,055
General and administrative	34,711	31,691	103,724	89,298
Restructuring and other related charges	29,805	—	29,805	—
Total operating expenses	268,705	208,509	745,120	572,247
Operating loss (1)(2)(3)(4)	(69,347)	(45,849)	(179,016)	(114,058)
Other income (expense), net
Interest expense	(6,265)	(6,175)	(18,875)	(14,327)
Other income (expense), net	5,460	(861)	20,774	(509)
Loss before income taxes	(70,152)	(52,885)	(177,117)	(128,894)
Provision for income taxes	2,422	3,841	12,313	9,344
Net loss	$(72,574)	$(56,726)	$(189,430)	$(138,238)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue
Subscription	$2,163	$2,064	$6,352	$6,262
Services	2,529	1,726	7,067	4,593
Research and development	20,905	16,029	58,378	41,784
Sales and marketing	19,096	12,545	50,756	30,798
General and administrative	9,763	5,029	26,073	14,116
Total stock-based compensation expense	$54,456	$37,393	$148,626	$97,553

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Cost of Revenue
Subscription	$128	$147	$381	$474
Services	127	113	324	591
Research and development	557	663	1,842	2,916
Sales and marketing	787	512	1,828	3,874
General and administrative	100	208	506	779
Total employer payroll tax on stock transactions	$1,699	$1,643	$4,881	$8,634
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Cost of Revenue
Subscription	$2,977	$3,046	$8,902	$7,556
Sales and marketing	1,232	1,231	3,695	4,088
Total amortization of acquired intangibles	$4,209	$4,277	$12,597	$11,644
(4) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Research and development	$870	$2,713	$5,034	$3,695
General and administrative	29	18	66	1,304
Total acquisition-related expenses	$899	$2,731	$5,100	$4,999

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Revenue
Subscription	93%	94%	92%	93%
Services	7%	6%	8%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)(3)
Subscription	20%	21%	21%	20%
Services	7%	6%	7%	6%
Total cost of revenue	27%	27%	28%	26%
Gross profit	73%	73%	72%	74%
Operating expenses (1)(2)(3)(4)
Research and development	28%	32%	29%	31%
Sales and marketing	46%	47%	48%	46%
General and administrative	13%	14%	13%	15%
Restructuring and other related charges	11%	—%	4%	—%
Total operating expenses	98%	93%	94%	92%
Operating loss (1)(2)(3)(4)	(25)%	(20)%	(22)%	(18)%
Other income (expense), net
Interest expense	(2)%	(3)%	(3)%	(2)%
Other income (expense), net	2%	—%	3%	—%
Loss before income taxes	(25)%	(23)%	(22)%	(20)%
Provision for income taxes	1%	2%	2%	2%
Net loss	(26)%	(25)%	(24)%	(22)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Cost of revenue
Subscription	1%	1%	1%	1%
Services	1%	1%	1%	1%
Research and development	8%	7%	7%	7%
Sales and marketing	7%	6%	7%	5%
General and administrative	3%	2%	3%	2%
Total stock-based compensation expense	20%	17%	19%	16%

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Cost of Revenue
Subscription	—%	—%	—%	—%
Services	—%	—%	—%	—%
Research and development	—%	1%	1%	—%
Sales and marketing	1%	—%	—%	1%
General and administrative	—%	—%	—%	—%
Total employer payroll tax on stock transactions	1%	1%	1%	1%
(3) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Cost of Revenue
Subscription	1%	1%	1%	1%
Sales and marketing	1%	1%	1%	1%
Total amortization of acquired intangibles	2%	2%	2%	2%
(4) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Research and development	—%	1%	1%	1%
General and administrative	—%	—%	—%	—%
Total acquisition-related expenses	—%	1%	1%	1%
Comparison of Three Months Ended January 31, 2023 and 2022
Revenue

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Revenue
Subscription	$255,613	$209,614	$45,999	22%
Services	18,953	14,330	4,623	32%
Total revenue	$274,566	$223,944	$50,622	23%
Subscription revenue increased by $46.0 million, or 22%, for the three months ended January 31, 2023 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business as existing customers purchased additional subscriptions and the growth of our subscription customer base to approximately 19,900 customers as of January 31, 2023 compared to over 17,900 customers as of January 31, 2022.
Services revenue increased by $4.6 million, or 32%, for the three months ended January 31, 2023 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue
Subscription	$56,146	$47,577	$8,569	18%
Services	19,062	13,707	5,355	39%
Total cost of revenue	$75,208	$61,284	$13,924	23%
Gross profit	$199,358	$162,660	$36,698	23%
Gross margin:
Subscription	78%	77%
Services	(1)%	4%
Total gross margin	73%	73%
Cost of subscription revenue increased by $8.6 million, or 18%, for the three months ended January 31, 2023 compared to the same period of the prior year. This increase was primarily due to increases of $8.1 million in cloud infrastructure costs and $0.5 million in other third-party costs. Total subscription margin increased to 78% for the three months ended January 31, 2023 compared to 77% for the same period of the prior year.
Cost of services revenue increased by $5.4 million, or 39%, for the three months ended January 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $3.9 million in personnel and related costs, including increases of $2.7 million in salaries and related taxes, $0.8 million in stock-based compensation, and $0.3 million in employee benefits expense driven by an increase in headcount in our services organization. In addition, subcontractor costs increased by $1.0 million and travel costs increased by $0.2 million.
Gross margin for services revenue was (1)% for the three months ended January 31, 2023 compared to 4% for the same period of the prior year. The decrease in margin was primarily due to the cost of services, including personnel and related costs and subcontractor costs, growing at a higher rate than services revenue. We continue to make investments in our services organization that we believe will be needed as we continue to grow. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Research and development	$77,472	$71,749	$5,723	8%
Research and development expense increased by $5.7 million, or 8%, for the three months ended January 31, 2023 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $3.5 million as a result of growth in headcount. In addition, cloud infrastructure costs related to our research and development activities increased by $0.8 million, travel costs increased by $0.8 million, and consulting costs increased by $0.6 million. The increase in personnel and related costs includes increases of $4.9 million in stock-based compensation and $0.8 million in employee benefits expense which were partially offset by decreases of $1.8 million in acquisition-related compensation and $0.2 million of recruiting costs.
Sales and marketing

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing	$126,717	$105,069	$21,648	21%

Sales and marketing expense increased by $21.6 million, or 21%, for the three months ended January 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $20.4 million in personnel and related costs due to growth in headcount. In addition, marketing expenses increased by $0.9 million. The increase in personnel and related costs includes an increase of $7.3 million in salaries and related taxes, an increase of $6.6 million in stock-based compensation, an increase of $3.8 million in commission expense, and an increase of $1.9 million in employee benefits expense.
General and administrative

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
General and administrative	$34,711	$31,691	$3,020	10%
General and administrative expense increased by $3.0 million, or 10%, for the three months ended January 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $6.5 million in personnel and related costs due to headcount growth. These increases were partially offset by a $3.5 million decrease in legal and professional fees. The increase in personnel and related costs includes an increase of $4.7 million in stock-based compensation expense, and an increase of $1.6 million in salaries and related taxes.
Restructuring and other related charges

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Restructuring and other related charges	$29,805	$—	$29,805	—%
For the three months ended January 31, 2023, we recorded restructuring and other related charges comprising employee-related severance and other termination benefits of approximately $22.0 million and facilities-related charges of approximately $6.2 million. We had no such charges in the same period of the prior year.
Other Income (Expense), Net

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Other expense, net	$(805)	$(7,036)	$6,231	(89)%
Other expense, net was $0.8 million for the three months ended January 31, 2023 compared to Other expense, net of $7.0 million in the same period of the prior year. The change of $6.2 million was primarily due to an increase in interest income of $6.1 million as a result of higher interest earned on our investments in money market funds.
Provision for Income Taxes

	Three Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$2,422	$3,841	$(1,419)	(37)%
The provision for income taxes decreased $1.4 million, or (37)%, for the three months ended January 31, 2023 compared to the same period of the prior year. Our effective tax rate was (3)% and (7)% of our net loss before taxes for the three months ended January 31, 2023 and 2022, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges. The decrease in tax expense is driven primarily by a one-time tax benefit of $2.2 million resulting from the restructuring plan, offset by additional tax expense resulting from growth in business operations in jurisdictions for which we are not subject to valuation allowances or net operating losses.

Comparison of Nine Months Ended January 31, 2023 and 2022
Revenue

	Nine Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Revenue
Subscription	$728,638	$577,056	$151,582	26%
Services	60,410	45,963	14,447	31%
Total revenue	$789,048	$623,019	$166,029	27%
Subscription revenue increased by $151.6 million, or 26%, for the nine months ended January 31, 2023 compared to the same period of the prior year. The increase in revenue was primarily caused by volume-driven increases from new business, as existing customers purchased additional subscriptions, and we grew our subscription customer base to approximately 19,900 customers as of January 31, 2023 compared to over 17,900 customers as of January 31, 2022.
Services revenue increased by $14.4 million, or 31%, for the nine months ended January 31, 2023 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Nine Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue
Subscription	$164,798	$127,339	$37,459	29%
Services	58,146	37,491	20,655	55%
Total cost of revenue	$222,944	$164,830	$58,114	35%
Gross profit	$566,104	$458,189	$107,915	24%
Gross margin:
Subscription	77%	78%
Services	4%	18%
Total gross margin	72%	74%
Cost of subscription revenue increased by $37.5 million, or 29%, for the nine months ended January 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $34.1 million in cloud infrastructure costs. Additionally, intangible asset amortization increased by $1.3 million and personnel and related costs increased by $1.0 million. The increase in personnel and related costs includes an increase of $0.6 million in salaries and related taxes and an increase of $0.2 million in employee benefit expense. Total subscription margin decreased to 77% for the nine months ended January 31, 2023 compared to 78% for the same period of the prior year.
Cost of services revenue increased by $20.7 million, or 55%, for the nine months ended January 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $13.7 million in personnel and related costs, including increases of $9.2 million in salaries and related taxes, $2.5 million in stock-based compensation, and $1.1 million in employee benefits expense driven by an increase in headcount in our services organization. In addition, subcontractor costs increased by $5.3 million and travel costs increased by $0.7 million.
Gross margin for services revenue was 4% for the nine months ended January 31, 2023 compared to 18% for the same period of the prior year. The decrease in margin was primarily due to the cost of services, including personnel and related costs and subcontractor costs, growing at a higher rate than services revenue. We continue to make investments in our services organization that we believe will be needed as we continue to grow. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.

Operating Expenses
Research and development

	Nine Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Research and development	$231,689	$194,894	$36,795	19%
Research and development expense increased by $36.8 million, or 19%, for the nine months ended January 31, 2023 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $28.7 million as a result of growth in headcount. In addition, cloud infrastructure costs related to our research and development activities increased by $3.0 million, travel costs increased by $2.3 million, and consulting costs increased by $1.8 million. The increase in personnel and related costs includes an increase of $16.6 million in stock-based compensation, an increase of $8.3 million in salaries and related taxes, and an increase of $2.5 million in employee benefits expense.
Sales and marketing

	Nine Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing	$379,902	$288,055	$91,847	32%
Sales and marketing expense increased by $91.8 million, or 32%, for the nine months ended January 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $78.4 million in personnel and related costs and a $2.7 million increase in software and equipment charges due to growth in headcount. In addition, travel expenses increased by $7.2 million and marketing expense increased by $2.9 million. The increase in personnel and related costs includes an increase of $36.6 million in salaries and related taxes, an increase of $20.0 million in stock-based compensation, an increase of $11.6 million in commission expense, and an increase of $7.2 million in employee benefits expense.
General and administrative

	Nine Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
General and administrative	$103,724	$89,298	$14,426	16%
General and administrative expense increased by $14.4 million, or 16%, for the nine months ended January 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $21.7 million in personnel and related costs due to headcount growth. In addition, insurance and related taxes increased by $0.9 million and travel costs increased by $0.8 million. These increases were partially offset by a $8.2 million decrease in legal and professional fees and a $1.1 million decrease in bad debt expense. The increase in personnel and related costs includes an increase of $12.0 million in stock-based compensation expense, an increase of $7.5 million in salaries and related taxes, and an increase of $1.7 million in employee benefits expense.
Restructuring and other related charges

	Nine Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Restructuring and other related charges	$29,805	$—	$29,805	—%
For the nine months ended January 31, 2023, we recorded restructuring and other related charges comprising employee-related severance and other termination benefits of approximately $22.0 million and facilities-related charges of approximately $6.2 million while we had no such charges in the same period of the prior year.

Other Income (Expense), Net

	Nine Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Other income (expense), net	$1,899	$(14,836)	$16,735	(113)%
Other income (expense), net was $1.9 million for the nine months ended January 31, 2023 compared to Other expense, net of $14.8 million in the prior year. This change of $16.7 million was primarily due to $10.2 million of income from a favorable settlement of a legal claim during the nine months ended January 31, 2023 and an increase in interest income, net of $6.3 million as a result of higher interest earned on our investments in money market funds.
Provision for Income Taxes

	Nine Months Ended January 31,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$12,313	$9,344	$2,969	32%
The provision for income taxes increased $3.0 million, or 32%, for the nine months ended January 31, 2023 compared to the same period of the prior year. Our effective tax rate was (7)% of our net loss before taxes for both the nine months ended January 31, 2023 and 2022. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges. The increase in tax expense is driven primarily by growth in business operations in jurisdictions for which we are not subject to valuation allowances or net operating losses and a one-time charge of $3.7 million related to the completion of acquisition-related integration, reduced by a one-time benefit of $2.2 million related to the restructuring plan.
Liquidity and Capital Resources
As of January 31, 2023, we had cash and cash equivalents and restricted cash of $877.7 million and $2.4 million, respectively, and working capital of $547.6 million. Our restricted cash consists primarily of cash deposits with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.0 billion as of January 31, 2023. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and economic conditions related to the effects of COVID-19 and other macroeconomic developments. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our solutions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In July 2021, we issued long-term debt of $575.0 million, and we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$8,107	$8,722
Net cash used in investing activities	$(1,019)	$(125,068)
Net cash provided by financing activities	$12,234	$593,257
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the nine months ended January 31, 2023 was $8.1 million, which resulted from adjustments for non-cash charges of $233.4 million, mostly offset by a net loss of $189.4 million and net cash outflow of $35.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $148.6 million for stock-based compensation expense, $51.5 million for amortization of deferred contract acquisition costs, $15.5 million of depreciation and intangible asset amortization expense, $8.4 million in non-cash operating lease costs, $6.2 million of asset impairment charges, $2.3 million of foreign currency transaction losses, and amortization of debt issuance costs of $0.8 million. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $68.2 million as our sales commissions increased due to increased business volume, a decrease of $8.4 million in operating lease liabilities, and a net decrease of $5.9 million in accounts payable, accrued expenses and accrued compensation and benefits. These outflows were partially offset by a $17.9 million increase in deferred revenue, a decrease of $14.8 million in prepaid expenses and other assets, and a decrease of $14.1 million in accounts receivable.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $1.0 million during the nine months ended January 31, 2023 was due to capital expenditures during the period.
Net cash used in investing activities during the nine months ended January 31, 2022 was $125.1 million due to cash used in the acquisitions of $119.9 million, capitalization of $4.2 million in internal-use software costs and $1.0 million of capital expenditures.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $12.2 million during the nine months ended January 31, 2023 was due to the proceeds from stock option exercises.
Net cash provided by financing activities during the nine months ended January 31, 2022 was $593.3 million due to the proceeds of $575.0 million from long-term debt issuance and $27.5 million of proceeds from stock option exercises partially offset by $9.3 million payments of debt issuance costs.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. During the nine months ended January 31, 2023, we entered into an amendment to a non-cancelable cloud hosting capacity agreement, effective December 31, 2022, for a total purchase commitment of $270.0 million payable over the four years following the date of the agreement. There have been no other material changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Recently Issued Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” of our accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and new accounting pronouncements not yet adopted as of the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $880.0 million as of January 31, 2023. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars, and to a lesser extent the Euro, British Pound Sterling, and other currencies. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Although changes to exchange rates have not had a material impact on our net operating results to date, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally.
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized a foreign currency transaction gain of $0.4 million and a foreign currency transaction loss of $0.6 million for the nine months ended January 31, 2023 and 2022, respectively.
As of January 31, 2023, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $16.2 million on our cash, cash equivalents, and restricted cash balances.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business, industry and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, any geopolitical events, including any worsening of the macroeconomic environment and the ongoing effects of the COVID-19 pandemic, may exacerbate the risks described below, any of which could have a material impact on us and additional impacts that are currently not known to us may arise.
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
•We have a history of losses and may not be able to achieve profitability on a consistent basis or at all or positive operating cash flow on a consistent basis.
•Our ability to grow our business will significantly depend on the expansion and adoption of our Elastic Cloud offerings.
•Information technology spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations have been, and may continue to be, negatively impacted by current adverse macroeconomic conditions, including declining rates of economic growth, supply chain disruptions, inflationary pressures, increased interest rates, and other conditions discussed in this report, and by Russia’s invasion of Ukraine and the resulting international political crisis and associated impacts.
•Actions that we are taking to reduce costs and rebalance investments under a plan we announced on November 30, 2022 may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.
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
•We and our third-party vendors and service providers are vulnerable to a risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors.
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
•We may not be able to effectively develop and expand our sales, marketing and customer support capabilities.
•The ongoing effects of the COVID-19 pandemic could harm our business and results of operations.
•Because we recognize the vast majority of the revenue from subscriptions, either based on actual consumption or monthly, over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•We do not have an adequate history with consumption-based arrangements for our Elastic Cloud offerings to accurately predict the long-term rate of customer adoption or renewal, or the impact it will have on our near-term or long-term revenue or operating results.
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
•Our international business exposes us to a variety of risks, and if we are not successful in sustaining and expanding our international business, we may incur additional losses and our revenue growth could be harmed.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to approximately 19,900 as of January 31, 2023. Further, although we implemented a workforce reduction we announced in November 2022 and may modify our hiring to align with our growth plans, our employee headcount generally has increased as we have expanded our business. The growth and expansion of our business and offerings place a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to leverage, develop and retain qualified employees effectively enough to maintain our growth plans. We must continue to improve our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth to date and any future growth effectively.
We may not be able to sustain the diversity and pace of improvements to our offerings successfully, or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.
We may find it difficult to maintain our corporate culture while managing our headcount. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not develop our employees effectively. Failure to manage any future growth effectively could result in increased costs, negatively affect our customers’ satisfaction with our offerings, and harm our results of operations.
We have a history of losses and may not be able to achieve profitability on a consistent basis or at all, and may not be able to achieve positive operating cash flow on a consistent basis. As a result, our business, financial condition, and results of operations may suffer.
We have incurred losses in all years since our incorporation. We incurred a net loss of $189.4 million, $203.8 million, and $129.4 million for the nine months ended January 31, 2023 and the years ended April 30, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $1.0 billion as of January 31, 2023. We anticipate that our operating expenses will continue to increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of rising rates of inflation, macroeconomic events and the ongoing effects of the COVID-19 pandemic. You should not consider our revenue growth in prior periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive operating cash flow in fiscal 2022, any failure to grow our business could prevent us from achieving positive operating cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

Our ability to grow our business will depend significantly on the expansion and adoption of our Elastic Cloud offerings.
We believe our future success will depend significantly on the growth in the adoption of Elastic Cloud, our family of cloud-based offerings. We have incurred and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have also entered into non-cancelable multi-year cloud hosting capacity commitments with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We believe that we must offer a family of cloud-based products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. For the nine months ended January 31, 2023 and the years ended April 30, 2022 and 2021, Elastic Cloud contributed 40%, 35%, and 27% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption, and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market, or deliver cloud-based offerings that satisfy customer requirements technically or commercially, if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of adverse macroeconomic conditions, Russia’s invasion of Ukraine, or the ongoing effects of the COVID-19 pandemic, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current, future, or sustained economic uncertainties or downturns, whether actual or perceived, could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, changes in inflation, foreign exchange and interest rate environments, recessionary fears, supply chain constraints, energy costs, political instability, natural catastrophes, warfare, infectious diseases and terrorist attacks, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, inflation rates have recently reached levels not seen in decades and may continue to create economic volatility as governments adjust interest rates in an attempt to manage the inflationary environment. Further, Russia’s invasion of Ukraine and the ongoing international political crisis resulting from the conflict could continue to have significant negative macroeconomic consequences, including on the businesses of our customers, which could negatively impact their spending on our offerings.
In addition, the ongoing effects of the COVID-19 pandemic have curtailed business spending by our customers, resulted in business disruptions for us and/or our customers, restricted travel to customer sites and resulted in a quarantine of affected populations impacting our employees, partners and customers. Additionally, mitigation and containment measures adopted or reinstated by government authorities to contain the spread of COVID-19 may significantly impact business continuity for our partners and our customers, reduce our customers’ business operations, delay their engagement with us (including due to travel restrictions and restrictions on in-person meetings) and could thereby adversely affect our business and financial results. Further, these measures by government authorities may continue to remain in place for a significant period of time or, even if lifted, could be reinstated at any time, and additional and/or extended measures could significantly impact the ability of our employees and customers and vendors to work productively.
As a result of the foregoing conditions, our revenue may be disproportionately affected by longer and more unpredictable sales cycles, delays or reductions in customer consumption or in general information technology spending, and further impacts of changing foreign exchange rates. Also, customers may choose to develop in-house software as an alternative to using our paid products. These factors could increase the amount of customer churn we have experienced recently and further slow consumption and overall customer expenditure. Moreover, competitors may respond to market conditions by lowering prices. Such impacts of the current adverse macroeconomic environment have negatively affected our results of operations since the first quarter of fiscal 2023. We cannot predict the timing, strength or duration of the current economic slowdown and instability or any recovery, generally or within our industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations and financial condition could be adversely affected.

Actions that we are taking to reduce costs and rebalance investments may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.
On November 30, 2022, we announced and began implementing a plan to reduce our workforce by approximately 13% and optimize facilities-related costs. We adopted this plan to improve operational efficiencies and align our investments more closely with our strategic priorities. We may incur additional expenses associated with the reduction in our workforce not contemplated by our plan, which may have an impact on other areas of our liabilities and obligations and contribute to losses in future periods. We may not realize, in full or in part, the anticipated benefits and savings from our plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition would be adversely affected.
Furthermore, ongoing implementation of our plan may be disruptive to our operations. For example, our workforce reduction could result in attrition beyond planned staff reductions, increased difficulties in our day-to-day operations, and reduced employee morale. If employees who were not affected by the reduction in force seek alternative employment, we could incur unplanned additional expense to ensure adequate resourcing and fail to attract and retain qualified management, sales and marketing personnel who are critical to our business. Our failure to do so could harm our business and our future performance.
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

Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, stronger brand recognition, broader global distribution and presence, more established relationships with current or potential customers and partners, and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching and successful sales and marketing campaigns, have more experienced sales professionals, execute more successfully on their go-to-market strategy and have greater access to more markets and decision makers, and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. New start-up companies that innovate and large competitors that are making significant investments in research and development may develop similar offerings that compete with our offerings or that achieve greater market acceptance than our offerings. This could attract customers away from our offerings and reduce our market share. If we are unable to anticipate or react effectively to these competitive challenges, our competitive position would weaken, which would adversely affect our business and results of operations.
Our limited operating history at the current scale of our business makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
We were founded in 2012. Our limited operating history with the current scale of our business makes it difficult to evaluate our current business and our prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business and results of operations will be adversely affected, and the market price of our ordinary shares could decline.
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
Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) applies to the processing (which includes the collection and use) of personal data. The GDPR imposes significant obligations and risk upon our business, including imposing limitations on our marketing efforts, and provides for substantial penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount to up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Further, the United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British Pound Sterling or four percent of the group’s annual global turnover. Following the exit of the United Kingdom from the European Union, however, aspects of United Kingdom data protection law and the relationship of the United Kingdom and the European Union in the medium to longer term remain unclear, including with respect to how data transfers to and from the United Kingdom will be regulated. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which permits continued personal data flows from the European Economic Area (“EEA”) to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim.

Among other requirements, the GDPR regulates transfers of personal data to third countries that have not received “adequacy” status, including the United States. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.
The regulatory environment applicable to handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. Although we have undertaken efforts to conform transfers of personal data from the EEA to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including using standard contractual clauses approved by the European Commission (the “SCCs”) and performing certain international transfer impact assessments, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. In the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCCs”), which went into effect on March 21, 2022. In light of these and other developments relating to cross-border data transfer, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. As a result of these developments, we and our customers may face regulators in the EEA, Switzerland, and the United Kingdom applying different standards to certain data transfers or requiring additional steps in connection with data transfers, may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, and may be required to implement additional contractual and technical safeguards for the lawful transfer of personal data. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, Switzerland, and the United Kingdom and our customers may face a risk of enforcement actions by European data protection authorities relating to such transfers. We may experience hesitancy, reluctance, or refusal by customers to continue to use our products or services due to the potential risk exposure to such customers as a result of sentiment in the EEA, Switzerland, and the United Kingdom regarding international data transfers and data protection obligations imposed on them. These and the other risks described above could result in harm to our business, operating results and financial condition.
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
Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. These variations may be further impacted as more of our Elastic Cloud customers adopt consumption-based arrangements or as Elastic Cloud customers already on consumption-based arrangements optimize their usage in response to the uncertain macroeconomic environment. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:
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
•our recent plan to reduce costs and rebalance investments;
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
The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly. For example, the full impact of the COVID-19 pandemic and any further latent effects remain uncertain and could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social, and economic impacts spread. Such fluctuations could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially, and we could face costly lawsuits, including securities class action suits, which could have an adverse effect on our business.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
A substantial portion of our subscription revenue is generated, and a portion of our operating expenses is incurred, outside the United States in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies, particularly with respect to the Euro and the British Pound Sterling, may impact our operating results when translated into U.S. dollars. Exchange rates have been volatile as a result of the Russian invasion of Ukraine and related events, the ongoing effects of the COVID-19 pandemic, and uncertain macroeconomic conditions, and this volatility may continue. The strengthening of the U.S. dollar continues to be a headwind to year-over-year growth and increases the real cost of our offerings to our non-U.S. dollar customers, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If, as has occurred in recent periods, the strength of the U.S. dollar increases, our financial condition and results of operations could be negatively affected. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. Although we may in the future decide to undertake foreign currency exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. If we decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
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
We derive a significant portion of our revenue from renewals of existing subscriptions. Our customers have no contractual obligation to renew their subscriptions after the completion of their subscription term. Our subscriptions for self-managed deployments typically range from one to three years, while many of our Elastic Cloud customers purchase subscriptions either on a month-to-month basis or on a committed contract of at least one year in duration.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new customers, including large customers, and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions, can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Our sales cycle can extend to more than a year for some customers, and the length of sales cycles may be further impacted due to the COVID-19 pandemic and worsening economic conditions. In addition, some customers have been scrutinizing their spending more carefully and tightening their consumption given the uncertain economic environment, and we generally expect this to continue. We have also experienced and, if economic conditions continue to decline, we may continue to experience longer and more unpredictable sales cycles. As we target more of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. A customer’s decision to use our solutions may be an enterprise-wide decision, which may require greater levels of education regarding the use cases of our products or prolonged negotiations. In addition, larger customers may demand more configuration, integration services and features. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Lengthened or unpredictable sales cycles that cause a loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. These impacts are amplified in the short term when customers slow their consumption in response to the uncertain macroeconomic environment. Because a substantial proportion of our expenses are relatively fixed in the short term, our cash flows and results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our ordinary shares to decline.
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
The ongoing effects of the COVID-19 pandemic could harm our business and results of operations.
The ongoing effects of the COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in many of the regions in which we sell our products and services and conduct our business operations, negatively impacting worldwide economic activity. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we operate. The continued spread of the COVID-19 pandemic and the resurgence of infection rates in certain regions has caused us to modify our business practices (including those related to travel, work locations, and events and trainings), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. The full extent to which the ongoing effects of the COVID-19 pandemic may continue to impact our business will depend on future developments, which continue to be uncertain and cannot be predicted at this time. It has been and, until all latent effects of the COVID-19 pandemic are known and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results.
In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers, vendors, channel partners and government entities for an indefinite period of time, including in specific regions of the world or sectors of the economy and as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Further, the effects of the COVID-19 pandemic have varied significantly across different industries, with certain industries experiencing increased demand for their products and services as the needs of the economy shift, while others have struggled to maintain demand for their products and services consistent with historical levels. Because we have a limited history in understanding these impacts, our sales and marketing efforts, our ability to enter into customer contracts in a timely manner and forecast rates of customer retention, our international expansion efforts and ability to forecast expansion rates, our ability to deliver services, and our ability to recruit employees across the organization, which, in turn, could have longer term effects on our sales pipeline, or create operational or other challenges, may be negatively impacted and could harm our business. Meanwhile, a shift towards more consumption-based arrangements for our Elastic Cloud offerings, where the timing of revenue recognition is tied to our customers’ actual usage of our products, or further optimization in usage by customers already on consumption-based arrangements due to the uncertain macroeconomic environment may further exacerbate such uncertainty as well as the difficulty of forecasting customer retention and expansion rates.
Even after the effects of the COVID-19 pandemic have subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, or increased unemployment that has occurred or may occur in the future. There has been increased scrutiny of business (including technology) spending by our customers and prospective customers, particularly in industries most impacted by the effects of the COVID-19 pandemic, longer sales cycles, as well as reduced demand for our solutions, customers failing to pay us under the terms of our agreements, increased cyber threats, lower renewal rates by our customers and increased competition, all of which could result in a material adverse impact on our business operations and financial condition.
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
Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. Due to the uncertainty related to macroeconomic conditions and the ongoing effects of the COVID-19 pandemic, there may also be more competition for qualified employees and delays in hiring, onboarding, and training new employees. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain, or a market perception that we do not provide or maintain, high-quality support services would have an adverse effect on our business, financial condition, and results of operations.
We rely significantly on revenue from subscriptions and, because we recognize the vast majority of the revenue from subscriptions, either based on actual consumption or monthly, over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for the substantial majority of our revenue, comprising 92%, 93%, and 93% of total revenue for the nine months ended January 31, 2023 and the years ended April 30, 2022 and 2021, respectively. We recognize the vast majority of our subscription revenue, either based on actual consumption or monthly, over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter represents the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.
We do not have an adequate history with our consumption-based arrangements for our Elastic Cloud offerings to accurately predict the long-term rate of customer adoption or renewal, or the impact it will have on our near-term or long-term revenue or operating results.
We expect that our consumption-based arrangements for our Elastic Cloud offerings will continue to increase, both in amount and as a percentage of our total revenue. Because we recognize revenue under a consumption-based arrangement based on actual customer consumption, we do not have the same visibility into the timing of revenue recognition as we do under subscription arrangements where revenue is recognized on a predetermined schedule over the subscription term. Additionally, customers may consume our products at a different pace than we expect. For example, we have experienced and, if economic conditions continue to decline, we may continue to experience slowing consumption as customers look to optimize their usage. For these reasons, our revenue may be less predictable or more variable than our historical revenue, and our actual results may differ materially from our forecasts.
A real or perceived defect, security vulnerability, error, or performance failure in our software could cause us to lose revenue, damage our reputation, and expose us to liability.
Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or otherwise not perform as contemplated. These defects, security vulnerabilities, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancelations, service terminations, or lack of market acceptance of our software. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission-critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We have issued in the past and may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.

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
Any security breach or incident, including those resulting from a cybersecurity attack, phishing attack, unauthorized access, unauthorized usage, virus, malware, ransomware, denial of service, credential stuffing attack, supply chain attack, hacking, or similar breach involving our networks and systems, or those of third parties upon which we rely, could result in the loss of confidential information, including personal data, disruption to our operations, significant remediation costs, lost revenue, increased insurance premiums, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations, and security breaches and incidents may arise from other sources, such as employee or contractor error or malfeasance. Cyber threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. As a provider of security solutions, we have been and may continue to be specifically targeted by bad actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry is experiencing an increase in phishing attacks and unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. If our security measures are breached or otherwise compromised as a result of third-party action, employee or contractor error, defect, vulnerability, or bug in our products or products of third parties upon which we rely, malfeasance or otherwise, including any such breach or compromise resulting in someone obtaining unauthorized access to our confidential information, including personal data or the confidential information or personal data of our customers or others, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption, unavailability, or destruction of our or others’ confidential information and personal data, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security or an inability to maintain security certifications or to comply with our customer or user agreements, contracts with third-party vendors or service providers or other contracts may damage our reputation, cause a loss of confidence in our security solutions and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security breach or incident, and we may face difficulties or delays in identifying and responding to any security breach or incident.
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

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Security risks have also heightened as a result of the COVID-19 pandemic as more individuals are working remotely and utilizing home networks for transmitting information, and reported ransomware incidents with significant operational impacts also appear to be escalating in frequency and degree. Also, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services as well as retaliatory cybersecurity attacks from Russian and Russian-affiliated actors against companies with a U.S. presence. We may be at a heightened risk of such retaliatory attacks due to our decision to no longer sell our products to companies in Russia or Belarus until further notice, and to support Ukraine by, among other things, providing free access to Elastic Cloud solutions, including our platinum security capabilities, to organizations in Ukraine. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cybersecurity attacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial, and reputational harms that may arise from such an incident.
Further, we cannot assure that any limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security incident. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security breach or incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Interruptions or performance problems associated with our technology and infrastructure, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.
We rely on third-party cloud platforms to host our cloud offerings. If we experience an interruption in service for any reason, our cloud offerings would similarly be interrupted. The ongoing effects of the COVID-19 pandemic, Russia’s invasion of Ukraine, and increased energy prices could also disrupt the supply chain of hardware needed to maintain our third-party data center operations. An interruption in our services to our customers could cause our customers’ internal and consumer-facing applications to not function properly, which could have a material adverse effect on our business, results of operations, customer relationships and reputation.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations. Further, our ability to attract additional qualified personnel may be impacted by the economic uncertainty and insecurity caused by macroeconomic factors and geopolitical events. The loss of services of any of our key personnel also increases our dependency on other key personnel who remain with us. Although we have entered into employment offer letters with our key personnel, their employment is for no specific duration and constitutes at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products.
Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer, Ashutosh Kulkarni, and Chief Technology Officer, co-founder and former Chief Executive Officer, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. Any search for senior management in the future or any search to replace the loss of any senior management may be prolonged, and we may not be able to attract a qualified candidate or replacement, as applicable, in a timely manner or at all, particularly as potential candidates may be wary to transition during the unstable economic conditions caused by macroeconomic and geopolitical events.
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
We expect our revenue mix to vary over time due to a number of factors, and we expect that revenue from Elastic Cloud will continue to become a larger part of our revenue mix. Due to the differing revenue recognition policies applicable to our subscriptions and services, shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. The growth of consumption-based arrangements for our Elastic Cloud offerings, where the revenue we recognize is tied to our customers’ actual usage of our products, and further optimization in usage by customers already using a consumption-based arrangement due to the uncertain macroeconomic environment may further exacerbate the variation in our revenue. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our ordinary shares could decline.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. There can be no assurance that any ongoing patent applications we may have will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries are not as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Our ability to enforce such agreements may be adversely affected if the Federal Trade Commission adopts a rule it proposed in January 2023 that would prohibit non-compete provisions in employment agreements. Although the proposed rule generally would not apply to other types of employment restrictions, such as confidentiality agreements, such employment restrictions could be subject to the rule if they are so broad in scope that they function as non-competes.
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
Our international operations and expansion expose us to a variety of risks.
As of January 31, 2023, we had customers located in over 125 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of January 31, 2023, we had employees located in over 40 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
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
For example, the Organisation for Economic Co-operation and Development (“OECD”)/G20 Inclusive Framework has been working on addressing the tax challenges arising from the digitalization of the economy, including by releasing the OECD’s Pillar One and Pillar Two blueprints on October 12, 2020. Pillar One refers to the re-allocation of taxing rights to jurisdictions where sustained and significant business is conducted, regardless of a physical presence, while Pillar Two establishes a minimum tax to be paid by multinational enterprises. On October 24, 2022, the Dutch government presented the draft legislative proposal for the proposed Minimum Tax Rate Act 2024 (Wet minimumbelasting 2024) for consultation, which would effectively implement the Pillar Two initiative in Dutch law. This measure will ensure that multinational enterprises that are within the scope of the Pillar Two rules will always be subject to a corporation tax rate of at least 15%. On December 15, 2022, the Council of the EU formally adopted Directive (EU) 2022/2523 (the “Pillar Two Directive”) to achieve a coordinated implementation of Pillar Two in EU Member States consistent with EU law. It is expected that the proposed legislative proposal that was submitted for consultation will be adjusted in order to be consistent with the Pillar Two Directive. The Dutch legislative proposal is expected to be submitted to the Dutch parliament in spring 2023, with an expected effective date of January 1, 2024 for the new law. We do not currently believe that the Minimum Tax Rate Act 2024 will have a material adverse effect on our financial results.
In 2022, the United States enacted legislation implementing several changes to U.S. tax laws, including a 15% minimum tax on adjusted financial statement income (AFSI) in excess of $1 billion. In addition, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Once we have taxable profits in the United States, this provision is expected to decrease cash flows from operations and increase net deferred tax assets by a similar amount for our U.S. operations.
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
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In addition, the authorities in the jurisdictions in which we operate could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, and interest and penalties. Additionally, both the impacts that COVID-19 pandemic has had on employee locations and increased use of flexible work policies may increase the probability of payroll tax audits. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
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
We are subject to the FCPA, the U.K. Bribery Act and other anti-bribery, anti-corruption, and anti-money laundering laws in various jurisdictions both in the U.S. and in non-U.S. jurisdictions. We leverage channel partners to sell our offerings abroad and use other third parties, including recruiting firms, professional employer organizations, legal, accounting and other professional advisors, and local vendors to meet our needs associated with doing business abroad. We and these third parties may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of our channel partners and third-party representatives, as well as our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure that the channel partners, third-party representatives, our employees, contractors or agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

Risks Related to Ownership of our Ordinary Shares
The market price for our ordinary shares has been and is likely to continue to be volatile or may decline regardless of our operating performance.
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, stock prices of companies with significant operating losses have recently declined significantly, and in many instances more significantly than stock prices of companies with operating profits. The economic impact and uncertainty of changes in the inflation, interest and macroeconomic environments, Russia’s invasion of Ukraine, and the ongoing effects of the COVID-19 pandemic have exacerbated this volatility in both the overall stock markets and the market price of our ordinary shares. A significant decline in the price of our shares could have an adverse impact on investor confidence and employee retention. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. The market price of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•general economic conditions and slow or negative growth of our markets, including as a result of Russia’s invasion of Ukraine, the general inflation and interest rate environments and the ongoing effects of the COVID-19 pandemic; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance and other expectations in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance. Guidance, as well as other expectations, are forward-looking and represent our management’s estimates as of the date of release and are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or other expectations or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the current macroeconomic environment and ongoing effects of the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the extent of the ongoing effects of the COVID-19 pandemic coupled with other global current events, and, as a result, the ultimate impact of the ongoing effects of the COVID-19 outbreak is uncertain and subject to change. Furthermore, if we make downward revisions of our previously announced guidance or other expectations, if we withdraw our previously announced guidance or other expectations, or if our publicly announced guidance or other expectations of future operating results fail to meet expectations of securities analysts, investors or other interested parties, the price of our ordinary shares would decline. In light of the foregoing, investors are urged not to rely upon our guidance or other expectations in making an investment decision regarding our ordinary shares.
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
In addition, holders of an aggregate of 17,351,792 ordinary shares, based on shares outstanding as of January 31, 2023, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our ordinary shares. We have also filed, and may file in the future, registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plans, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of January 31, 2023, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage, could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In the event our or our partners’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets for a particular quarter. In addition, acts of terrorism, acts of war, including Russia’s invasion of Ukraine, other geo-political unrest or health issues, such as an outbreak of pandemic or epidemic diseases, such as the COVID-19 pandemic, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a given fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. For example, the full extent to which the ongoing effects of the COVID-19 pandemic impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. In addition, the ongoing effects of the COVID-19 pandemic have adversely affected the economies of many countries, resulting in economic downturns that have affected, and could continue to affect, demand for our products, which is likely to impact our operating results. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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

Elastic N.V.

Date: March 3, 2023	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 3, 2023	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)