Form 10-K
period 2023-04-30
Elastic N.V.
filed 2023-06-16
CIK 1707753

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
For the fiscal year ended April 30, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

1 We are a distributed company. Accordingly, we do not have a principal executive office. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, any shareholder communication required to be sent to our principal executive offices may be directed to the email address ir@elastic.co.

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of the shares of ordinary shares on the New York Stock Exchange on October 31, 2022 (the last business day of the registrant’s second fiscal quarter), was approximately $6.1 billion.
As of May 31, 2023, the registrant had 97,390,886 ordinary shares, par value €0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 annual general meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2023.
2

i

General
Unless the context otherwise indicates, references in this report to the terms “Elastic,” “the Company,” “we,” “our” and “us” refer to Elastic N.V. and its subsidiaries. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended April 30 and the associated quarters, months and periods of those fiscal years.
Trademarks
The Elastic design logo “Elastic” and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Elastic N.V. and its subsidiaries. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our business strategy and our plan to build our business;
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
•the effects of the coronavirus disease 2019 (“COVID-19”), on our business and financial results;
•the impact that increased adoption of consumption-based arrangements could have on our revenue or operating results;
•the impact of changes to our licensing of our products, particularly Elasticsearch and Kibana;
•our assessments of the strength of our solutions and products;
•our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches or incidents, including by threat actors;
•our ability to maintain and expand our user and customer base;
•continued development of the market for our products;
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
•our ability to successfully execute our go-to-market strategy, including the positioning of our solutions and products, and to expand in our existing markets and into new markets;
•sufficiency of cash to meet our cash needs for at least the next 12 months;
•our ability to comply with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally;
•our ability to attract and retain qualified employees and key personnel;
•the effect of the loss of key personnel;
•our expectations about the impact of natural disasters and public health epidemics and pandemics on our business, results of operations and financial condition;
•the seasonality of our business;
•the future trading prices of our ordinary shares;
•our ability to service our debt obligations; and
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe this information forms a reasonable basis for such statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
You should not rely upon forward-looking statements expressed or implied by us as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations regarding future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. Actual results, events, or circumstances could differ materially from those described or implied in the forward-looking statements.
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

PART I
Item 1. Business
Elastic is a data analytics company built on the power of search. Our platform, which is available as both a hosted, managed service across public clouds as well as self-managed software, allows our customers to find insights and drive artificial intelligence (“AI”) and machine learning use cases from large amounts of data. We offer three search-powered solutions – Search, Observability, and Security – that are built into the platform. We help organizations, their employees, and their customers find what they need faster, while keeping mission-critical applications running smoothly, and protecting against cyber threats.
As digital transformation drives mission critical business functions to the cloud, we believe that every company will need to build around a search-based relevance engine to find the answers that matter, from all of their data, in real-time, and at scale.
Our platform is built on the Elastic Stack, a powerful set of software products that ingest data from any source, in any format, and perform search, analysis, and visualization of that data. At the core of the Elastic Stack is Elasticsearch - a highly scalable document store and search engine, and the unified data store for all of our solutions and use cases. Another component of the Elastic Stack is Kibana, which delivers a common user interface across all of our solutions, with powerful drag-and-drop visual analytics, and centralized management of the platform. Our platform also includes the Elasticsearch Relevance Engine™ (“ESRE”), which combines advanced AI with Elastic’s text search to give developers a full suite of sophisticated retrieval algorithms and the ability to integrate with large language models. Our out-of-the-box solutions deliver fast time to value for common use cases and, paired with our developer-centric platform which is extensible and customizable, allow us to innovate fast and differentiate our offerings at every level.
We make our platform available as a hosted, managed service across major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”), and Microsoft Azure) in more than 50 public cloud regions globally. Customers can also deploy our platform across hybrid clouds, public or private clouds, and multi-cloud environments.
Our business model is based primarily on a combination of a paid Elastic-managed hosted service offering and paid and free proprietary self-managed software. Our paid offerings for our platform are sold via subscription through resource-based pricing, and all customers and users have access to all solutions. In Elastic Cloud, our family of cloud-based offerings under which we offer our software as a hosted, managed service, we offer various subscription tiers tied to different features. For users who download our software, we make some of the features of our software available for free, allowing us to engage with a broad community of developers and practitioners and introduce them to the value of the Elastic Stack. We believe in the importance of an open software development model, and we develop the majority of our software in public repositories as open code under a proprietary license. Unlike some companies, we do not build an enterprise version that is separate from our free distribution. We maintain a single code base across both our self-managed software and Elastic-hosted services. All of these actions help us build a powerful commercial business model that we believe is optimized for product-led growth.
Our customers often significantly expand their usage of our products and services over time. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. We focus some of our direct sales efforts on encouraging this type of expansion within our customer base, both within as well as across solutions. Because our business model provides access to all solutions with resource-based pricing, we make it easy for customers to expand across use cases.
Our business has experienced rapid growth around the world. As of April 30, 2023, we had approximately 20,200 customers compared to over 18,600 customers and over 15,000 customers as of April 30, 2022 and 2021, respectively. Our total revenue was $1.1 billion, $862.4 million, and $608.5 million for the years ended April 30, 2023, 2022 and 2021, respectively, representing year-over-year growth of 24% for the year ended April 30, 2023 and 42% for the year ended April 30, 2022. Subscriptions accounted for 92%, 93% and 93% of our total revenue for the years ended April 30, 2023, 2022 and 2021, respectively. Revenue from outside the United States accounted for 41%, 44% and 45% of our total revenue for the years ended April 30, 2023, 2022 and 2021, respectively.
For the years ended April 30, 2023, 2022 and 2021, we incurred net losses of $236.2 million, $203.8 million and $129.4 million, respectively. We expect we will continue to incur net losses for the foreseeable future. Our net cash provided by operating activities was $35.7 million, $5.7 million, and $22.5 million for the years ended April 30, 2023, 2022, and 2021 respectively.
Our Products
Our products enable our customers and users to nearly instantly find relevant information and insights in large amounts of data across a broad range of business and consumer use cases.

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
The Elastic Stack
The Elastic Stack is primarily composed of the following products:
•Elasticsearch. Elasticsearch is the heart of the Elastic Stack. It is a distributed, real-time search and analytics engine and data store for all types of data, including textual, numerical, geospatial, structured, and unstructured.
•Kibana. Kibana is the user interface for the Elastic Stack. It is the visualization layer for data stored in Elasticsearch. It is also the management and configuration interface for all parts of the Elastic Stack.
Elastic has spent years infusing both Elasticsearch and Kibana with a foundation of AI and machine learning built on ESRE, from support for external machine learning models to native vector search capabilities, supervised and unsupervised machine learning, and solution capabilities that improve search relevance and identify anomalies. Elastic enables organizations to integrate generative AI and large language models by building key capabilities into its products.
The Elastic Stack also supports data ingest with a number of products:
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
Our Solutions
We have built a number of solutions into the Elastic Stack to make it easier for organizations to use our software for common use cases. Our solutions include:
•Search. Our Search solution provides powerful search for documents and results living in applications, websites, and workplaces. Key use cases for Search include: search applications, a foundation for building search experiences to support websites and portals, e-commerce, mobile app search, and customer support; and workplace search, an out-of-the-box search solution for the workplace that seamlessly connects to the most widely used enterprise systems and tools.
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
•Security. Our Security solution provides unified protection to prevent, detect, and respond to threats. Security includes: Security Information and Event Management (“SIEM”), with integrations to network, host, user, and cloud data sources, as well as workflow and operations, shareable analytics, incident management, and investigations; Endpoint Security, for prevention, detection and response with a single, stack-integrated agent; Extended Detection and Response (“XDR”), providing protection across infrastructure from SIEM to Endpoint; and Cloud Security, providing cloud posture assessment, vulnerability management, and cloud workload protection with one integrated solution.

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
Strengths of our Products
The strengths of our products include the following:
•Speed. The Elastic Stack can find matches for search criteria in milliseconds within even the largest structured and unstructured datasets. Its schemaless structure and inverted indices enable real-time search of high volumes of structured, unstructured, and time series data.
•Scale. The Elastic Stack is a distributed system and can scale massively. It has the ability to subdivide search indices into multiple pieces called shards, which enables data volume to be scaled horizontally and operations to be distributed across hundreds of systems or more. A developer running hundreds of nodes has the same user experience as a developer running a single node on a laptop.
•Relevance. Elasticsearch uses multiple analytical techniques, including both traditional and AI-powered relevance techniques, to determine the similarity between stored data and queries, generating highly relevant results reflecting a deep understanding of text and context. Its sophisticated yet developer-friendly query language permits advanced search and analytics. Additionally, the speed of the Elastic Stack permits query iteration, further enhancing the relevance of search results.
•Ease of Use. The Elastic Stack is engineered to take a user from data to dashboard or inquiry to insight in minutes. It offers an easy getting-started experience, featuring streamlined download and deployment, sensible defaults, a simple and intuitive query language that just works, and no need to define a schema up front. Administrative tasks such as securing the Elastic Stack are intuitive and integrated into the user experience, as are investigative tasks such as data visualization.
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
Our Growth Strategies
We pursue the following growth strategies:
•Increase usage of Elastic Cloud. As users and customers increasingly want to consume highly-scalable cloud solutions, we believe that Elastic Cloud represents a significant growth opportunity. We plan to continue to invest resources in driving further innovation and increasing the adoption of Elastic Cloud.
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
•Expand within our existing customer base through new use cases and larger deployments. We view initial success with our products as a path to drive expansion to new use cases and projects and larger deployments within organizations. We often enter an organization through a single developer or a small team for an initial project or use case with an objective to quickly solve a technical challenge or business problem. Because of the rapid success with our products, knowledge of Elastic often spreads within an organization to new teams of developers, architects, IT operations personnel, security personnel, and senior executives. We will continue to invest in helping users and customers be successful with our products.
•Extend our product leadership through continued investment in our technology. We will continue to invest in our products and services to extend into new use cases, industries, geographies, and customers. We regularly deliver new and enhanced capabilities to our customers through regular releases, to which everyone has access based on our subscription model. Our technology investments within the Elastic Stack include foundational capabilities as well as solution enhancements for our target use cases.
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
Customers
Organizations of all sizes, across many industries, including enterprises, educational institutions and government entities, purchase our products for a variety of use cases. As of April 30, 2023, we had approximately 20,200 customers compared to over 18,600 customers and over 15,000 customers as of April 30, 2022 and 2021, respectively. No customer accounted for more than 10% of our total revenue for the years ended April 30, 2023, 2022, and 2021.
Seasonality
We have experienced quarterly fluctuations and seasonality in our sales and results of operations based on our entry into agreements with new and existing customers and the mix between annual and monthly contracts entered into in each reporting period. Seasonality in our sales cycle generally reflects a trend toward greater sales in our second and fourth fiscal quarters and lower sales in our first and third fiscal quarters. We believe this seasonality might become more pronounced as we continue to target large enterprise customers.
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

We intend to continue to invest in our research and development capabilities to extend our products. Research and development expense totaled $313.5 million and $273.8 million for the years ended April 30, 2023 and 2022, respectively. We plan to continue to devote significant resources to research and development.
Sales and Marketing
We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces.
With our business model, where users can download and use many of our features for free, our sales prospects are often already familiar with or using our platform. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. This process includes providing high-quality content, documentation, webinars, videos, and blogs through our website. We also drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. The majority of our new customers use Elastic Cloud. Many of these customers start with limited initial spending, but can significantly grow their spending.
Our sales teams are organized primarily by geography and secondarily by customer segments. We rely on inside sales development representatives to qualify leads based on the likelihood they will result in a purchase. We pursue sales opportunities both through our direct sales force and as assisted by our partners, including through cloud marketplaces. Our relationships within customer organizations often extend beyond the initial users of the technology and include technology and business decision-makers at various levels. We also engage with our customers on an ongoing basis through a customer success team, to ensure customer satisfaction and expand their usage of our technology.
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
Services
We offer consulting and training as part of our offerings to assist customers in accelerating their success with our software. Our consulting team consists of engineers and architects who bring hands-on experience and deep technical knowledge to a project. Our training offerings enable our users to gain the necessary skills to develop, deploy, and manage our software.
Customer Support
We endeavor to make it easy for users to download, install, deploy and use the Elastic Stack and our solutions. To this end, our user community functions as a source of support and enables users to engage in self-help and collaboration.

However, in many situations, such as those involving complex enterprise IT environments, large deployments and novel use cases, our users require our support. Accordingly, we include support as part of the subscriptions we sell for our products. Our global support organization consists of engineers who provide technical support services including troubleshooting, technical audits, cluster tuning, and upgrade assistance. Our support team is distributed across over 20 countries and provides coverage 24 hours per day, 365 days per year, across multiple languages.
We believe that software companies should not have incentives to build low-quality software. In that connection, we do not sell support separately from our software subscriptions.
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
•Vector search. Elastic natively supports vector search as part of ESRE, which enables a wide range of advanced search use cases that improve relevance, including sophisticated search ranking, image search, question answering, and more. Vector search relies on a next generation of machine learning models that can represent many types of content as vectors, including text, images, events, and more. ESRE also supports integration with large language models. As data volumes and formats explode, this sophisticated approach to search and relevance is becoming important for use cases where delivering maximum relevance is critical.
•Machine learning, AI, and alerting. Machine learning capabilities such as anomaly detection, forecasting, and categorization are tightly integrated with the Elastic Stack to automatically model the behavior of data, such as trends and periodicity, in real time in order to identify issues faster, streamline root cause analysis, and reduce false positives. Without these capabilities, it can be very difficult to identify issues such as infrastructure problems or intruders in real time across complex, high-volume, fast-moving datasets. In the last few years, we have also added native support for vector search and model management for advanced machine learning models.
•Powerful query languages. The Elasticsearch query domain specific language is a flexible, expressive search language that exposes a rich set of query capabilities across any kind of data. From simple Boolean operators to custom relevance functions, users can articulate exactly what they are looking for and bring their own definition of relevance. The query language also includes a composable aggregation framework that enables users to summarize, slice, and analyze structured or semi-structured datasets across multiple dimensions. Examples of these capabilities include tracking the top ten users by expenditure level, looking at data week over week, analyzing data across geographies, and drilling down into details with specific filters all with a single search.
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
•High speed. Everything stored in Elasticsearch is indexed by default, so that users do not need to decide in advance what queries they will want to run. Our architecture optimizes throughput, time-to-data availability and query latency. Elasticsearch can easily index millions of events per second, and newly added data can be available for search nearly instantly.

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
•Manage the Elastic Stack. Kibana presents a broad user interface showing the health of Elastic Stack components and provides cluster alerts to notify administrators of problems. Its central management user interfaces (“UI”) make it easier to operate the Elastic Stack at scale.
•Home for Solutions. Kibana is where our users and customers access the user interfaces for our Search, Observability, and Security solutions. Kibana provides core services, like security, alerting, and data visualization components. This makes it easy for users to discover all of the capabilities our solutions provide, and enables solution users to benefit from Kibana’s core capabilities.
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
•Workplace search. Customers can deploy internal workplace search to bring modern search to collaborative decisions and experiences. Elastic seamlessly connects to some of the world’s most widely adopted productivity tools, customer relationship management platforms, cloud storage platforms, collaboration tools, operation management platforms, and content management systems. Custom sources provide an elegant set of APIs that let customers and users ingest any type of content from even more sources while preserving access control information.
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
•Metrics. Metrics ingests, searches, visualizes, and analyzes numeric and time series data from IT systems, including applications, data stores, hosts, containers, cloud infrastructure, and more. Users can review performance and utilization trends to optimize and plan for future needs. Metrics helps users deliver on infrastructure service level objectives (“SLO”), and resolve downtime or performance issues by understanding how the state of individual components fits into the bigger picture.
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
•Endpoint Security. Endpoint Security combines prevention, detection, and response into a single, autonomous agent that can even run in isolated environments. It is designed for ease of use and for speed, and can help stop threats in early stages of an attack. Endpoint Security includes protection against ransomware, malware, phishing, exploits, fileless attacks, and other threats.
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
Community
Our team extends beyond our employee base. It includes all the users who download our software. Our users interact with us on our website forums and on Twitter, GitHub, Stack Overflow, Quora, Facebook, Weibo, WeChat, and other platforms.
In order to build products that best meet our users’ needs, we focus on, and invest in, building a strong community. Each download of the Elastic Stack is a new opportunity to educate our next contributor, hear about a new use case, explore the need for a new feature, or meet a future member of the team. Community is core to our identity, binding our products closely together with our users. Community gives us an ability to get their candid feedback, creating a direct line of communication between our users and the builders of our products across all of our features — including both free and paid capabilities — and enabling us to make our products simpler and better.
The Elastic community has a code of conduct that covers the behaviors of the Elastic community in any forum, mailing list, wiki, website, code repository, Slack channel, private correspondence, or public meeting. It is designed to ensure that the Elastic community is a space where members and users can freely and openly communicate, collaborate, and contribute both ideas and code. This Elastic Community code of conduct also covers our community ground rules: be considerate, be patient, be respectful, be nice, communicate effectively, and ask for help when unsure.
Competition
Our market is highly competitive, quickly evolving, fragmented, and subject to rapid changes in technology, shifting customer needs, and frequent introductions of new offerings. Our principal competitors include:
•For Search and other platform use cases: offerings such as Solr (open source offering) and Lucidworks Fusion, search tools including Google, Coveo, and Algolia.
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
•Certain cloud hosting providers and managed service providers, including AWS, that offer products or services based on a forked version of the Elastic Stack. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
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
We believe that we compare favorably on the basis of the factors listed above. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks and presence, more established relationships with current or potential customers and partners, more diverse product and services offerings, and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings.
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
Intellectual Property
We rely on a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures to safeguard our core technology and other intellectual property assets. In addition, we maintain a policy requiring our employees, contractors, and consultants to enter into confidentiality and invention assignment agreements. As of April 30, 2023, we had a number of active patents, issued in both the United States and outside of the United States, with expirations ranging from 2031 to 2041. In addition, as of April 30, 2023, we had numerous U.S. and international trademark registrations.
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
For additional information about risks relating to our intellectual property, see the section titled “Risk Factors—Risks Related to our Business and Industry.”

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
As of April 30, 2023, we had a total of 2,886 employees in over 40 countries globally. Over 30% of our workforce consists of women and employees who self-identify as non-binary. None of our employees are represented by a labor union. In certain countries in which we operate, such as France and Spain, we are subject to local labor law requirements that may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages.
Distributed Workforce
Elastic originated as a distributed company and continues to be distributed by design. We have designed our processes, systems, and teams so that employees can generally perform their jobs without needing to be physically present in the same room or even in the same time zone. Just as distributed systems are more resilient, we believe that being distributed helps build a strong company that can scale and adapt as new challenges arise. Having a distributed workforce gives us a global candidate pool, which provides us the opportunity to cast a wider recruiting net, a critical aspect of helping open our pipelines to a broader set of diverse talent.
Diversity, Equity and Inclusion
Our focus on DEI is critical to how we develop, strengthen and sustain a sense of belonging and inclusion among all Elasticians.
Balanced Teams. We strive to be an employer of choice for a diverse and inclusive workforce through our talent brand, talent attraction, development, and retention efforts. Our recruiting approach is underpinned by the desire to create balanced teams at Elastic, which includes considering broad aspects of diversity from race and gender mix as well as diversity of thought, experience and tenure when recruiting new team members. The created-by-women-for-women workplace review site, Fairygodboss, recognized Elastic as one of the best workplaces for women in three categories: Best Technology Company for Women, Best Company for Women, and Best Company Where CEOs Support Gender Diversity.
Elastician Resource Groups. We strive to embed DEI deep within our culture through various initiatives, projects and programs, the centerpiece of which is the Elastician Resource Groups (“ERG”), which are organizationally sponsored, self-organized, Elastician-run groups. Aligned to specific shared identities, interests, affinity or allyship, such as Latinx, parent(s), disability or accessibility, Black, LGBTQ+ and others; each group identifies goals and objectives with executive sponsorship to ensure that they provide tangible benefits and result in all Elasticians feeling a sense of belonging.
Fair Pay. We pursue fair and consistent compensation practices through our use of local third-party market data specific to each country, where available, so that we understand local compensation and cost of labor levels. We retain external experts to review our compensation outcomes on an ongoing basis in seeking to ensure they are bias-free and fairly reward employee performance and contributions. We take great pride in our focus on fair pay and the positive results we’ve established.
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
Engagement Surveys. We monitor employee morale and attitudes through two primary feedback mechanisms – an annual employee engagement survey and a mid-year pulse survey check-in. The results of these surveys are reviewed at the company, functional, team and manager level, and are used to develop action plans put in place annually. Elasticians were highly engaged in providing feedback in fiscal years 2023, 2022 and 2021, with high participation rates for the mid-year and annual surveys as well as high engagement scores across a spectrum of questions.
Learning and Development
Our Learning & Organizational Development team’s mission is to enable Elasticians to pursue their purpose, in work and life. To that end, we have a variety of ways in which we support the continuous learning and development of all Elasticians, including access to on-demand video based learning.
We also conduct specific programs to develop managers and leaders at Elastic, including our flagship leadership development program - Leading Strategically, an externally-led program focused on high-performing leaders who possess the potential to have a significant strategic impact on the achievement of our long-term objectives.
Total Rewards
Compensation, Benefits and Well-being. We provide market competitive compensation which typically includes cash compensation as well as equity awards. Reflecting our interest in the whole person, we provide programs designed to enable Elasticians to meet their well-being goals, from starting a family to being at their physical and emotional best. These programs include market competitive medical and dental programs, in addition to a focus on mental health and holistic well-being. We provide market competitive paid time off programs, which feature 16 weeks of paid leave to all new parents, life-planning benefits and other travel reimbursements for certain healthcare services. In addition, we also provide retirement and income protection plans, which include a 401k plan with a dollar-for-dollar match by Elastic up to 6% of eligible earnings up to a plan-limit maximum for U.S.-based Elasticians as well as similar competitive plans outside of the United States.
Flexible Work Environment. Since inception, we have provided most Elasticians with the ability to work from anywhere, as often as they would like. We also know that being face-to-face is important too, and we have physical offices around the world to provide a space for employees to work from if they wish to do so.
Community Involvement. Through our Elastic Cares program, employees can support the charitable organizations that matter the most to them on a local and global level. This program encompasses donation matching, our nonprofit organization program which provides our technology for free to certain nonprofit organizations, and our volunteer time off initiative. Employees are encouraged to volunteer for these organizations throughout the year using our volunteer time off program which provides our employees with 40 hours of volunteer time each year.
Government Regulations
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Our compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have material impacts on our business. See Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a discussion of these potential impacts.
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
We are a distributed company, which means our workforce is distributed globally. Accordingly, we do not have a principal executive office. We are registered with the trade register of the Dutch Chamber of Commerce under number 54655870. Our registered office is at Keizersgracht 281, 1016 ED Amsterdam, the Netherlands.
Our ordinary shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “ESTC”.

Our website address is www.elastic.co. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K and references to our website address in this Annual Report on Form 10-K are inactive textual references only.
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
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business, industry and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before deciding whether to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that could affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, major geopolitical events, including any worsening of the macroeconomic environment, may exacerbate the risks described below, any of which could have a material impact on us and additional impacts that are currently not known to us may arise.
The following is a summary of the key risks and uncertainties associated with our business, industry, and ownership of our ordinary shares. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of each risk factor in the following discussion.
•If we do not appropriately manage our future growth or are unable to improve our systems and processes, our business and results of operations will be adversely affected.
•We have a history of losses and may not be able to achieve profitability on a consistent basis or at all or positive operating cash flow on a consistent basis.
•Our ability to grow our business will suffer if we do not expand and increase adoption of our Elastic Cloud offerings.
•Information technology spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations have been, and may continue to be, negatively impacted by current macroeconomic conditions, including declining rates of economic growth, supply chain disruptions, inflationary pressures, increased interest rates, and other conditions discussed in this report, and by Russia’s invasion of Ukraine and the resulting international political crisis and associated impacts.
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

•Actions that we are taking to reduce costs and rebalance investments under a plan we announced in November 2022 may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.
•Our decision to no longer offer Elasticsearch and Kibana under an open source license may harm the adoption of those products.
•We could be negatively impacted if the Elastic License or the Server Side Public License under which some of our software is licensed is not enforceable.
•Limited technological barriers to entry into the markets in which we compete may facilitate entry by other enterprises into our markets to compete with us.
•We may not be able to effectively develop and expand our sales, marketing and customer support capabilities.
•Because we recognize the vast majority of our revenue from subscriptions, either based on actual consumption, monthly, or ratably, over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•Our limited history with consumption-based arrangements for our Elastic Cloud offerings is not adequate to enable us to predict accurately the long-term rate of customer adoption or renewal, or the impact those arrangements will have on our near-term or long-term revenue or operating results.
•A real or perceived defect, security vulnerability, error, or performance failure in our software could cause us to lose revenue, damage our reputation, and expose us to liability.
•Incorrect implementation or use of our software could negatively affect our business, operations, financial results, and growth prospects.
•Our reputation could be harmed if third parties offer inadequate or defective implementations of software that we have previously made available under an open source license.
•Interruptions or performance problems, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.
•If our partners, including cloud providers, systems integrators, channel partners, referral partners, OEM and MSP partners, and technology partners, fail to perform or we are unable to maintain successful relationships with them, our ability to market, sell and distribute our solution will be more limited.
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
•We are subject to risks associated with our receipt of revenue from sales to government entities.
•Our business is subject to a variety of government and industry regulations, as well as other obligations, including compliance with export control, trade sanctions, anti-bribery, anti-corruption, and anti-money laundering laws.
•An investment in our company is subject to tax risks based on our status as a non-U.S. corporation.
•The market price for our ordinary shares has been and is likely to continue to be volatile.
•The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters.
•Dutch law and our articles of association include anti-takeover provisions, which may impact the value of our ordinary shares.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to approximately 20,200 as of April 30, 2023. Further, although we implemented a workforce reduction in November 2022 and may modify our hiring to align with our evolving growth plans, our employee headcount generally has increased as we have expanded our business. The growth and expansion of our business and offerings place a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to leverage, develop and retain qualified employees effectively enough to maintain our growth plans. We must continue to improve our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively. Our failure to do so could result in increased costs, negatively affect our customers’ satisfaction with our offerings, and harm our results of operations.
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
We may find it difficult to maintain our corporate culture while managing our headcount. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact our future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not develop our employee talent effectively.
We have a history of losses and may not be able to achieve profitability on a consistent basis or at all, and may not be able to achieve positive operating cash flow on a consistent basis. As a result, our business, financial condition, and results of operations may suffer.
We have incurred losses in all years since our inception. We incurred a net loss of $236.2 million, $203.8 million, and $129.4 million for the years ended April 30, 2023, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $1.1 billion as of April 30, 2023. We anticipate that our operating expenses will continue to increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of rising rates of inflation and other macroeconomic events. You should not consider our revenue growth in prior periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive operating cash flow in fiscal 2023, any failure to grow our business could prevent us from achieving positive operating cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

Our ability to grow our business will depend significantly on the expansion and adoption of our Elastic Cloud offerings.
We believe our future success will depend significantly on the growth in the adoption of Elastic Cloud, our family of cloud-based offerings. We have incurred and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have also entered into non-cancelable multi-year cloud hosting capacity commitments with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We believe that we must offer a family of cloud-based products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. For the years ended April 30, 2023, 2022, and 2021, Elastic Cloud contributed 40%, 35%, and 27% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption, and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market, or deliver cloud-based offerings that satisfy customer requirements technically or commercially, if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of adverse macroeconomic conditions, or Russia’s invasion of Ukraine, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current, future, or sustained economic uncertainties or downturns, whether actual or perceived, could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and in international markets, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, changes in inflation, foreign exchange and interest rate environments, recessionary fears, supply chain constraints, energy costs, political instability, natural catastrophes, warfare, infectious diseases and terrorist attacks, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, inflation rates have recently reached levels not seen in decades and may continue to create economic volatility as governments adjust interest rates in an attempt to manage the inflationary environment, which may further lead to our customers tightening their technology spend and investment. Further, the ongoing international political crisis resulting from Russia’s invasion of Ukraine could continue to have significant negative macroeconomic consequences, including on the businesses of our customers, which could negatively impact their spending on our offerings. Moreover, instability in the global banking system recently has resulted in failures of major banks. Any further disruptions or other adverse developments, or concerns or rumors about any such events or similar risks, in the financial services industry, both in the U.S. and in international markets, may lead to market-wide liquidity problems and may impact our or our customers’ liquidity and, as a result, negatively affect the level of customer spending on our offerings.
As a result of the foregoing conditions, our revenue may be disproportionately affected by longer and more unpredictable sales cycles, delays or reductions in customer consumption or in general information technology spending, and further impacts of changing foreign exchange rates. Further, current and prospective customers may choose to develop in-house software as an alternative to using our paid products. These factors could increase the amount of customer churn we have experienced recently and further slow consumption and overall customer expenditure. Moreover, competitors may respond to market conditions by lowering prices. Such impacts of the current macroeconomic environment have negatively affected our results of operations since the first quarter of fiscal 2023. We cannot predict the timing, strength or duration of the current economic slowdown and instability or any recovery, generally or within our industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations and financial condition could be adversely affected.
We may not be able to compete successfully against current and future competitors.
The market for our products is highly competitive, quickly evolving, fragmented, and subject to rapid changes in technology, shifting customer needs, and frequent introductions of new offerings. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•our product capabilities, including speed, scale, and relevance, with which to power search experiences;
•our offerings of an extensible product “stack” that enables developers to build a wide variety of solutions;

•powerful and flexible technology that can manage a broad variety and large volume of data;
•ease of deployment and ease of use;
•ability to address a variety of evolving customer needs and use cases;
•strength and execution of our sales and marketing strategies;
•flexible deployment model across public or private clouds, hybrid environments, or multi-cloud environments;
•development of solutions engineered to be rapidly adopted to address specific applications;
•mindshare for our products with developers and IT and security executives;
•adoption of our products by many types of users and decision makers (including developers, architects, DevOps personnel, IT professionals, security analysts, and departmental and organizational leaders);
•enterprise-grade technology that is secure and reliable;
•size of our customer base and level of user adoption;
•quality of our training, consulting, and customer support;
•brand awareness and reputation; and
•low total cost of ownership.
We face competition from both established and emerging competitors. Our current primary competitors generally fall into the following categories:
•For Search and other platform use cases: offerings such as Solr (open source offering) and Lucidworks Fusion, search tools including Google, Coveo, and Algolia.
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
•Certain cloud hosting providers and managed service providers, including AWS, that offer products or services based on a forked version of the Elastic Stack. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
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
The market for search technologies, including search, observability and security, is subject to rapid technological change, innovation (such as the use of AI), evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. Our success depends upon our ability to continue to innovate, enhance existing products, expand the use cases of our products, anticipate and respond to changing customer needs, requirements, and preferences, and develop and introduce in a timely manner new offerings that keep pace with technological and competitive developments.
We have experienced delays in releasing new products, deployment options, and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of our products and purchase those of our competitors instead.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have bugs, errors, or other defects or deficiencies in the early stages of introduction. We have experienced bugs, errors, or other defects or deficiencies in new products and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations, and financial condition would be adversely affected.
Sales of our products could suffer if the markets for those products do not grow or if we fail to adapt and respond effectively to evolving markets.
The markets for certain of our products, such as our Search, Observability and Security solutions, are evolving and our products are relatively new in these markets. Accordingly, it is difficult to predict continued customer adoption and renewals for these products, customers’ demand for these products, the size, growth rate, expansion, and longevity of these markets, the entry of competitive products, or the success of existing competitive products. Our ability to penetrate these evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with our products. If these markets do not continue to grow as expected or if we are unable to anticipate or react to changes in these markets, our competitive position would weaken, which would adversely affect our business and results of operations.
Any actual or perceived failure by us to comply with government or other obligations related to privacy, data protection and information security could adversely affect our business.
We are subject to compliance risks and uncertainties under a variety of federal, state, local and foreign laws and regulations governing privacy, data protection, information security, and the collection, storage, transfer, use, retention, sharing, disclosure, protection, and processing of personal data. Privacy, data protection, and information security laws may be interpreted and applied differently depending on the jurisdiction and continue to evolve, making it difficult to predict how they may develop and apply to us.
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

In the United States, the following states have enacted such legislation: California (California Consumer Privacy Act and the California Privacy Rights Act), Colorado (Colorado Privacy Act), Connecticut (An Act Concerning Personal Data Privacy and Online Monitoring), Utah (Utah Consumer Privacy Act) and Virginia (Virginia Consumer Data Protection Act). These laws and regulations may include a private right of action for certain data breaches or noncompliance with privacy obligations, may provide for penalties and other remedies, and may require us to incur substantial costs and expenses and liabilities in connection with our compliance. Other U.S. states and the U.S. federal government are considering or have enacted similar privacy legislation. Many obligations under these laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. Failure to comply with these varying laws and standards may subject us to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) applies to the processing of personal data. The GDPR imposes significant obligations upon our business and compliance with these obligations can vary depending on how different regulators may interpret them. Failure to comply, or perceived failure to comply, can result in administrative fines of up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Similarly, the United Kingdom has implemented legislation that is substantially similar to the EU GDPR where penalties for violations, actual or perceived, can be up to 17.5 million British Pound Sterling or four percent of the group’s annual global turnover, whichever is higher, all of which may be subject to change with the introduction of the Data Protection and Digital Information (DPDI) Bill in 2022. The potential impact to our business remains unclear.
On June 4, 2021, the European Commission issued new Standard Contractual Clauses (“SCC”) applicable to cross-border data transfers of personal data for people located in the EEA. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCC”), which went into effect on March 21, 2022. In light of these and other ongoing developments relating to cross-border data transfer, we may experience additional costs associated with increased compliance burdens, and this regulation may impact our ability to transfer personal data across our organization, to customers, or to third parties.
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
Data protection authorities and other regulatory bodies are increasingly focused on the use of online tracking tools and have issued or plan to issue rulings which may impact our marketing practices. Any restrictions on using online analytics and tracking tools could lead to substantial costs, require significant changes to our policies and practices, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.
We publicly post privacy statements and other documentation regarding our practices concerning the processing, use and disclosure of personal data. Any failure, or perceived failure, by us to comply with such statements could result in potential actions by regulatory bodies or governmental entities if they are found to be unfair or misrepresentative of our actual practices resulting in increased costs, changes in our business practices, or reputational harm.
We are unable to predict how emerging standards may be applied to us given the lack of substantial enforcement history, and thus, a regulator may subject us to certain actions, fines or public censure. Any actual or perceived inability to adequately address, or failure to comply with, data protection requirements, even if unfounded, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

If our security measures are breached, we experience a security incident, or unauthorized access to or other processing of confidential information, including personal data, otherwise occurs, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.
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
Cyber threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. The use of AI by threat actors may increase the velocity of such threats, magnifying the risks associated with these types of attacks. As a provider of security solutions, we have been and may continue to be specifically targeted by threat actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry is experiencing an increase in phishing attacks and unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. If our security measures are breached or otherwise compromised as a result of third-party action, employee or contractor error, defect, vulnerability, or bug in our products or products of third parties upon which we rely, malfeasance or otherwise, including any such breach or compromise resulting in someone obtaining unauthorized access to our confidential information, including personal data or the confidential information or personal data of our customers or others, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption, unavailability, or destruction of our or others’ confidential information and personal data, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security or an inability to maintain security certifications or to comply with our customer or user agreements, contracts with third-party vendors or service providers or other contracts may damage our reputation, cause a loss of confidence in our security solutions and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security breach or incident, and we may face difficulties or delays in identifying and responding to any security breach or incident.
In addition, many of our customers may use our software for processing their confidential information, including business strategies, financial and operational data, personal data and other related data. As a result, unauthorized access to or use of our software or such data could result in the loss, compromise, corruption, or destruction of our customers’ confidential information and lead to claims, demands, litigation, regulatory investigations, indemnity obligations, and other liabilities. Such access or use could also hinder our ability to obtain and maintain information security certifications that support customers’ adoption of our products and our retention of those customers. We expect to continue incurring significant costs in connection with our implementation of administrative, technical and physical measures designed to protect the integrity of our customers’ data and prevent data loss, misappropriation and other security breaches and incidents.
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal data. There have been and may continue to be significant supply chain attacks generally, and our third-party vendors and service providers may be targeted or impacted by such attacks, and face other risks of security breaches and incidents. Our third-party vendors and service providers have been subject to phishing attacks and other security incidents, and we cannot guarantee that our or our third-party vendors and service providers’ systems and networks have not been breached or otherwise compromised or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, destruction, or other unauthorized processing of our and our customers’ data, including sensitive and personal data. Additionally, some of our products leverage open source code libraries, and threat actors may attempt to deploy malicious code to users of these libraries, which could impact us and our users.

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
Laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat cyber threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cybersecurity attacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial, and reputational harms that may arise from such an incident.
Limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts may not be enforceable or adequate to protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security incident. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security breach or incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Our operating results are likely to fluctuate from quarter to quarter, and our financial results in any one quarter should not be relied upon as indicative of future performance.
Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. These variations may be further impacted as more of our Elastic Cloud customers adopt consumption-based arrangements or as Elastic Cloud customers already on consumption-based arrangements optimize their usage in response to the current macroeconomic environment. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:
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
•our ability to collect invoices or receivables in a timely manner;
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
The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly. Such fluctuations in our results could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially, and we could face costly lawsuits, including securities class action suits, which could have an adverse effect on our business.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
A portion of our subscription revenue is generated, and a portion of our operating expenses is incurred, outside the United States in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies, particularly with respect to the Euro and the British Pound Sterling, may impact our operating results when translated into U.S. dollars. Exchange rates have been volatile as a result of the Russian invasion of Ukraine and related events and uncertain macroeconomic conditions, and this volatility may continue. A strengthening of the U.S. dollar could adversely affect year-over-year growth and increase the real cost of our offerings to our non-U.S. dollar customers, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If, as has occurred in prior periods, the strength of the U.S. dollar increases, our financial condition and results of operations could be negatively affected. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected.
Actions that we have taken to reduce costs and rebalance investments may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.
In November 2022, we announced and began implementing a plan to reduce our workforce by approximately 13% and optimize facilities-related costs. We adopted this plan to improve operational efficiencies and align our investments more closely with our strategic priorities. We may incur additional expenses associated with the reduction in our workforce not contemplated by our plan such as employment litigation costs, which may have an impact on other areas of our liabilities and obligations and contribute to losses in future periods. We may not realize, in full or in part, the anticipated benefits and savings from our plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition would be adversely affected.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new customers, including large customers, and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions, can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Our sales cycle can extend to more than a year for some customers, and the length of sales cycles may be further impacted due to worsening economic conditions. In addition, some customers have been scrutinizing their spending more carefully and reducing their consumption spending given the current uncertain economic environment, and we generally expect this to continue. We have also experienced and, if adverse economic conditions persist, may continue to experience longer and more unpredictable sales cycles. As we target more of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. A customer’s decision to use our solutions may be an enterprise-wide decision, which may require greater levels of education regarding the use cases of our products or protracted negotiations. In addition, larger customers may demand more configuration, integration services and features. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales, in some cases, have occurred in quarters subsequent to those we expected, or have not occurred at all. Lengthened or unpredictable sales cycles that cause a loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. These impacts are amplified in the short term when customers slow their consumption in response to the uncertain macroeconomic environment. Because a substantial proportion of our expenses are relatively fixed in the short term, our cash flows and results of operations will suffer if revenue falls below our expectations in a particular quarter.
Our decision to no longer offer Elasticsearch and Kibana under an open source license may harm the adoption of Elasticsearch and Kibana.
In February 2021, with the release of version 7.11 of the Elastic Stack, we changed the source code of Elasticsearch and Kibana which had historically been licensed under Apache 2.0, to be dual licensed under Elastic License 2.0 and the Server Side Public License Version 1.0 (“SSPL”), at the user’s election. Neither the Elastic License nor the SSPL has been approved by the Open Source Initiative or is included in the Free Software Foundation’s list of free software licenses. Further, neither has been interpreted by any court. While the vast majority of downloads of Elasticsearch and Kibana from mid-2018 through early 2021 were licensed under the Elastic License, the removal of the Apache 2.0 alternative could negatively impact certain developers for whom the availability of an open source license was important. In addition, some developers and the companies for whom they work may be hesitant to download or upgrade to new versions of Elasticsearch or Kibana under the Elastic License or SSPL because of uncertainty regarding how these licenses may be interpreted and enforced. Other developers, including competitors of Elastic such as Amazon, have announced that they have “forked” Elasticsearch and Kibana, which means they have developed their own product or service that is based on features of Elasticsearch and Kibana that we had previously made available under an open source license. For example, Amazon has launched an open source project called OpenSearch based on a forked version of the Elastic Stack, which is licensed under Apache 2.0, and rebranded their existing Elasticsearch Service as OpenSearch Service. The combination of uncertainty around our dual license model and the potential competition from the forked versions of our software may negatively impact adoption of Elasticsearch and Kibana, which in turn could lead to reduced brand and product awareness and to a decline in paying customers, which could harm our ability to grow our business or achieve profitability.

We could be negatively impacted if the Elastic License or SSPL, under which some of our software is licensed, is not enforceable.
We make the source code of our products available under Apache 2.0, the Elastic License, or as dual licensed under the Elastic License and SSPL, depending on the product and version. Apache 2.0 is a permissive open source license that allows licensees to freely copy, modify and distribute Apache 2.0-licensed software if they meet certain conditions. The Elastic License is our proprietary source available license. The Elastic License permits licensees to use, copy, modify and distribute the licensed software so long as they do not offer access to the software as a cloud service, interfere with the license key or remove proprietary notices. SSPL is a source available license that is based on the GNU Affero General Public License (“AGPL”) open source license and permits licensees to copy, modify and distribute SSPL-licensed software, but expressly requires licensees that offer the SSPL-licensed software as a third-party service to open source all of the software that they use to offer such service. We rely upon the enforceability of the restrictions set forth in the Elastic License and SSPL to protect our proprietary interests. If a court were to hold that the Elastic License or SSPL or certain aspects of these licenses are unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the Elastic License or SSPL.
Limited technological barriers to entry into the markets in which we compete may facilitate entry by other enterprises into our markets to compete with us.
Anyone may obtain access to source code for the features of our software that we have licensed under open source or source available licenses. Depending on the product and version of the Elastic software, this source code is available under Apache 2.0, SSPL, or the Elastic License. Each of these licenses allows anyone, subject to compliance with the conditions of the applicable license, to redistribute our software in modified or unmodified form and use it to compete in our markets. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the rights granted to licensees of open source and source available software. It is possible for competitors to develop their own software, including software based on our products, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, Amazon offers some of the features that we had previously made available under an open source license as part of its AWS offering. As such, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon’s offerings may reduce the demand for our offerings and the pricing of Amazon’s offerings may limit our ability to adjust the prices of our products. Competitive pressure in our markets generally may result in price reductions, reduced operating margins and loss of market share.
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
We may not achieve revenue growth from expanding our sales force if we are unable to hire, train, and retain talented and effective sales personnel. We depend on our sales force to obtain new customers and to drive additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the requisite skills and technical knowledge. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient sales personnel to support our growth, and as we introduce new products, solutions, and marketing strategies, we may need to re-train existing sales personnel. For example, we may need to provide additional training and development to our sales personnel in relation to understanding and selling consumption-based arrangements and expanding customer usage of our offerings over time. New hires also require extensive training which may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. As we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions, and our business model. Additionally, we may need to evolve our sales compensation plans to drive the growth of our Elastic Cloud offerings with consumption-based arrangements. Such changes may have adverse consequences if not designed effectively. If we are unable to hire and train sufficient numbers of effective sales personnel, our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or our sales and marketing programs, including our sales compensation plans, are not effective, our growth and results of operations could be negatively impacted, and our business could be harmed.

Our failure to offer high-quality customer support could have an adverse effect on our business, reputation and results of operations.
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
Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such employees fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. Due to the uncertainty related to macroeconomic conditions, there may also be more competition for qualified employees and delays in hiring, onboarding, and training new employees. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain, or a market perception that we do not provide or maintain, high-quality support services would have an adverse effect on our business, financial condition, and results of operations.
Because we recognize the vast majority of the revenue from subscriptions, either based on actual consumption, monthly, or ratably, over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for the substantial majority of our revenue, comprising 92%, 93%, and 93% of total revenue for the years ended April 30, 2023, 2022 and 2021, respectively. The effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods. We recognize the vast majority of our subscription revenue, either based on actual consumption, monthly, or ratably, over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter represents the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters.
We do not have an adequate history with our consumption-based arrangements for our Elastic Cloud offerings to predict accurately the long-term rate of customer adoption or renewal, or the impact those arrangements will have on our near-term or long-term revenue or operating results.
We expect that our consumption-based arrangements for our Elastic Cloud offerings will continue to increase, both in amount and as a percentage of our total revenue. Because we recognize revenue under a consumption-based arrangement based on actual customer consumption, we do not have the same visibility into the timing of revenue recognition as we do under subscription arrangements where revenue is recognized on a predetermined schedule over the subscription term. Additionally, customers may consume our products at a different pace than we expect. For example, we have experienced and, if adverse economic conditions persist, may continue to experience slowing consumption as customers look to optimize their usage. Additionally, we have seen and may continue to see newer customers increase their consumption of our solutions at a slower pace than our more tenured customers. For these reasons, our revenue may be less predictable or more variable than our historical revenue, and our actual results may differ materially from our forecasts.
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

Our future performance also depends on the continued services and continuing contributions of our senior management, particularly our Chief Executive Officer, Ashutosh Kulkarni, and Chief Technology Officer, co-founder and former Chief Executive Officer, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. Any search for senior management in the future or any search to replace the loss of any senior management may be protracted, and we may not be able to attract a qualified candidate or replacement, as applicable, in a timely manner or at all, particularly as potential candidates may be less willing to change jobs during the unstable economic conditions caused by macroeconomic and geopolitical events.
The industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. The increased availability of hybrid or remote working arrangements within our industry has further expanded the pool of companies that can compete for our employees and employment candidates. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.
A real or perceived defect, security vulnerability, error, or performance failure in our software could cause us to lose revenue, damage our reputation, and expose us to liability.
Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or otherwise not perform as contemplated. These defects, security vulnerabilities, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancelations, service terminations, or lack of market acceptance of our software. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission-critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability if our software should fail to perform as contemplated in such deployments. We have issued in the past, and may need to issue in the future, corrective releases of our software to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.
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
We rely on third-party cloud platforms to host our cloud offerings. If we experience an interruption in service for any reason, our cloud offerings would similarly be interrupted. The ongoing effects Russia’s invasion of Ukraine, adverse economic conditions, and increased energy prices could also disrupt the supply chain of hardware needed to maintain our third-party data center operations. An interruption in our services to our customers could cause our customers’ internal and consumer-facing applications to cease functioning, which could have a material adverse effect on our business, results of operations, customer relationships and reputation.
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
Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of, and the benefits that can be derived from, our products to maximize their potential value. If our products are not implemented, configured, updated, or used correctly or as intended, or in a timely manner, inadequate performance, errors, loss of data, corruptions, and/or security vulnerabilities may result. For example, there have been, and may in the future continue to be, reports that some of our customers have not properly secured implementations of our products, which can result in unprotected data. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software, our customers’ failure to update our software, or our failure to train customers on how to use our software productively, may result in customer dissatisfaction or negative publicity and may adversely affect our reputation and brand. Failure by us to provide adequate training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, and adversely affect our business and growth prospects.
If third parties offer inadequate or defective implementations of software that we have previously made available under an open source license, our reputation could be harmed.
Certain cloud hosting providers and managed service providers, including AWS, offer hosted products or services based on a forked version of the Elastic Stack, which means they offer a service that includes some of the features that we had previously made available under an Open Source license. These offerings are not supported by us and come without any of our proprietary features, whether free or paid. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their offerings. Users, customers, and potential customers could confuse these third-party products with our products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products. Any damage to our reputation and brand from defective implementations of our open source software could result in lost sales and lack of market acceptance of our products and could adversely affect our business and growth prospects.
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
Our business could suffer if we fail to maintain satisfactory relationships with third-party service providers on which we rely for many aspects of our business.
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions such as a security incident, increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer liabilities, penalties, fines, increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Further, our business operations may be disrupted by negative impacts of Russia’s invasion of Ukraine on supply chains of our third-party service providers. Any such disruptions may adversely affect our financial condition, results of operations or cash flows until we replace such providers or develop replacement technology or operations. In addition, our business may suffer if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships.

If we are not able to maintain and enhance our brand, especially among developers, our ability to expand our customer base will be impaired and our business and operating results may be adversely affected.
We believe that developing and maintaining widespread awareness of our brand, especially with developers, is critical to achieving widespread acceptance of our software and attracting new users and customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capability from competitive products. Brand promotion activities may not generate user or customer awareness or increase revenue. Even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in our ElasticON user conferences and similar investments in our brand, user engagement, and customer engagement may not generate the desired customer awareness or a sufficient financial return. If we fail to successfully promote and maintain our brand, we may fail to attract or retain users and customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our products, which would adversely affect our business and results of operations.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and entrepreneurial spirit we have worked to foster, which could harm our business.
We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Moreover, many of our existing employees may be able to receive significant proceeds from sales of our ordinary shares in the public markets, which could lead to employee attrition and disparities of wealth among our employees that might adversely affect relations among employees and our culture in general. Additional headcount growth and employee turnover may result in a change to our corporate culture, which could harm our business.
If our channel partners fail to perform or we are unable to maintain successful relationships with them, our ability to market, sell and distribute our solutions will be more limited, and our results of operations and reputation could be harmed.
A portion of our revenue is generated by sales through our channel partners, especially to U.S. federal government customers and in certain international markets, and these sales may grow and represent a larger portion of our revenues in the future. We provide certain of our channel partners with specific training and programs to assist them in selling our offerings, but this assistance may not always be effective. In addition, our channel partners may be unsuccessful in marketing and selling our offerings. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our offerings to customers.
Some of these partners may also market, sell, and support offerings that compete with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling our offerings altogether. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, many of our new channel partners require extensive training and may take several months or more to become effective in marketing our offerings. Our channel partner sales structure could subject us to lawsuits, potential liability, misstatement of revenue, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our offerings to customers or violates laws or our or their corporate policies, including our terms of business, which in turn could impact reported revenue, deferred revenue and remaining performance obligations. If our channel partners are unsuccessful in fulfilling the orders for our offerings, or if we are unable to enter into arrangements with and retain high-quality channel partners, our ability to sell our offerings and results of operations could be harmed.
If we are unable to maintain successful relationships with our partners, our business operations, financial results and growth prospects could be adversely affected.
We maintain partnership relationships with a variety of partners, including cloud providers such as Amazon, Google, and Microsoft, systems integrators, channel partners, referral partners, OEM and MSP partners, and technology partners, to deliver offerings to our end customers and complement our broad community of users. In particular, we partner with various cloud providers to jointly market, sell and deliver our Elastic Cloud offerings, which in some instances also involves technical integration with such cloud providers.

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
We expect our revenue mix to vary over time as a result of a number of factors, any one of which or the cumulative effect of which may result in significant fluctuations in our gross margin and operating results. We expect that revenue from Elastic Cloud will continue to become a larger part of our revenue mix. Due to the differing revenue recognition policies applicable to our subscriptions and services, shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. The growth of consumption-based arrangements for our Elastic Cloud offerings, where the revenue we recognize is tied to our customers’ actual usage of our products, and further reduction in usage by customers already using a consumption-based arrangement due to the uncertain macroeconomic environment, may further contribute to the variation in our revenue. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, copyrights, patents, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. The steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of the proprietary features for the Elastic Stack is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. Patent applications we file may not result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries are not as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. These agreements may not be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Our ability to enforce such agreements may be adversely affected if the Federal Trade Commission adopts a rule it proposed in January 2023 that would prohibit non-compete provisions in employment agreements. Although the proposed rule generally would not apply to other types of employment restrictions, such as confidentiality agreements, such employment restrictions could be subject to the rule if they are so broad in scope that they function as non-competes.
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
In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement, misappropriation or violation of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or violation claims. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole or principal business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our products infringe, misappropriate or violate their rights, the litigation could be expensive and could divert our management resources from operations.

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
Our technologies incorporate open source software from other developers, and we expect to continue to incorporate such open source software in our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we may not have incorporated third-party open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses.
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
As of April 30, 2023, we had customers located in over 125 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of April 30, 2023, we had employees located in over 40 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
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
We may need to raise additional funds in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, particularly during times of market volatility, changes in the interest rate environment, and general economic instability. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able, among other actions, to:
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
Our generation of a portion of our revenue by sales to government entities subjects us to a number of risks.
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
For example, the Organisation for Economic Co-operation and Development (“OECD”)/G20 Inclusive Framework has been working on addressing the tax challenges arising from the digitalization of the economy, including by releasing the OECD’s Pillar One and Pillar Two blueprints on October 12, 2020. Pillar One refers to the re-allocation of taxing rights to jurisdictions where sustained and significant business is conducted, regardless of a physical presence, while Pillar Two establishes a minimum tax to be paid by multinational enterprises. On December 15, 2022, the Council of the EU formally adopted Directive (EU) 2022/2523 (the “Pillar Two Directive”) to achieve a coordinated implementation of Pillar Two in EU Member States consistent with EU law. On May 31, 2023, the Dutch State Secretary of Finance submitted a proposal of law for the Minimum Tax Rate Act 2024 (Wet minimumbelasting 2024) to Dutch parliament, which would effectively implement the Pillar Two initiative in Dutch law, with an effective date of December 31, 2023. This measure will ensure that multinational enterprises that are within the scope of the Pillar Two rules will always be subject to a corporation tax rate of at least 15%. The proposal of law is subject to amendment during the course of the legislative process and needs to be approved by both chambers of the Dutch parliament before it can enter into force. We do not currently believe that, if enacted, the Minimum Tax Rate Act 2024 will have a material adverse effect on our financial results.
In 2022, the United States enacted legislation implementing several changes to U.S. tax laws, including a 15% corporate alternative minimum tax on applicable corporations with an average adjusted financial statement income (AFSI) in excess of $1 billion for any three consecutive years preceding the tax year at issue. In addition, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Once we have taxable profits in the United States, these provisions are not expected to materially affect our cash flows or deferred tax assets.
The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Tax authorities examine and may audit our income tax returns and other non-income tax returns, such as payroll, sales, value-added, net worth or franchise, property, goods and services, and excise taxes, in both the United States and foreign jurisdictions. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for, or benefit from, income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions under which we could be obligated to pay additional taxes, which would harm our results of operations.
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In addition, the authorities in the jurisdictions in which we operate could review our tax returns or require us to file tax returns in jurisdictions in which we do not otherwise file such returns, and could impose additional tax, interest and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, and interest and penalties. Additionally, the distributed nature of our workforce on employee locations may increase the probability of payroll tax audits. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of April 30, 2023, we had net operating loss carryforwards (“NOL”) for Netherlands, United States (federal and state, respectively) and United Kingdom income tax purposes of $1.0 billion, $973.4 million, $665.0 million and $74.5 million, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize NOLs could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.
Seasonality may cause fluctuations in our sales and results of operations.
Historically, we have experienced quarterly fluctuations and seasonality in our sales and results of operations based on the timing of our entry into agreements with new and existing customers and the mix between annual and monthly contracts entered in each reporting period. Trends in our business, financial condition, results of operations and cash flows are impacted by seasonality in our sales cycle, which generally reflects a trend toward greater sales in our second and fourth quarters and lower sales in our first and third quarters, though we believe this trend has been somewhat masked by our overall growth. We expect that this seasonality will continue to affect our results of operations in the future, and might become more pronounced as we continue to target larger enterprise customers.
Risks Related to Regulatory Matters
We are subject to governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our software and services, in some cases, are subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), and trade and economic sanctions maintained by OFAC as well as similar laws and regulations in the countries in which we do business. As such, an export license may be required to export or re-export our software and services to, or import our software and services into, certain countries and to certain end-users or for certain end-uses. If we were to fail to comply with such U.S. and foreign export control laws and regulations, trade and economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions in many cases prohibit the export of software and services to certain embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws involves uncertainties because our offerings are widely distributed throughout the world, and information available on the users of these offerings is, in some cases, limited. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

Various countries have enacted laws that could limit our ability to distribute our products and services or could limit our end customers’ ability to implement our products in those countries based on encryption in our offerings. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. Reduced use of our products and services by, or decreased ability by us to export or sell our products to, existing or potential end customers with international operations could result from changes in export or import laws or regulations, economic sanctions or related legislation; shifts in the enforcement or scope of existing export, import or sanctions laws or regulations; or changes in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations.
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are required to comply with the FCPA, the U.K. Bribery Act and other anti-bribery, anti-corruption, and anti-money laundering laws in various U.S. and non-U.S. jurisdictions. We are subject to compliance risks as a result of our use of channel partners to sell our offerings abroad and our use of other third parties, including recruiting firms, professional employer organizations, legal, accounting and other professional advisors, and local vendors to meet our needs in international markets. We and these third parties may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of our channel partners and third-party representatives, as well as our employees, representatives, contractors, partners, and agents, even if we do not authorize such activities. While we have policies and procedures to address compliance with such laws, our channel partners, third-party representatives, employees, contractors or agents may take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

Risks Related to Ownership of our Ordinary Shares
The market price for our ordinary shares has been and is likely to continue to be volatile or may decline regardless of our operating performance.
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, stock prices of companies with significant operating losses have recently declined significantly, and in many instances more significantly than stock prices of companies with operating profits. The economic impact and uncertainty of changes in the inflation, interest and macroeconomic environments, and Russia’s invasion of Ukraine have exacerbated this volatility in both the overall stock markets and the market price of our ordinary shares. A significant decline in the price of our shares could have an adverse impact on investor confidence and employee retention. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, our involvement could subject us to substantial costs, divert resources and the attention of management from our operations and adversely affect our business. The market price of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated changes or fluctuations in our operating results;
•the financial forecasts we may provide to the public, any changes in these projections or our failure to meet these projections;
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
•general economic conditions and slow or negative growth of our markets, including as a result of Russia’s invasion of Ukraine, and the general inflation and interest rate environments; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance and other expectations regarding our future performance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or other public disclosures. Guidance, as well as other expectations, are forward-looking and represent our management’s estimates as of the date of release and are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Furthermore, analysts and investors may develop and publish their own forecasts concerning our financial results, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or other expectations or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the current macroeconomic environment, and which could adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance or other expectations, if we withdraw our previously announced guidance or other expectations, or if our publicly announced guidance or other expectations of future operating results fail to meet expectations of securities analysts, investors or other interested parties, the price of our ordinary shares could decline. In light of the foregoing, investors should not rely upon our guidance or other expectations in making an investment decision regarding our ordinary shares.
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

The issuance of additional shares in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other shareholders.
Our articles of association authorize us to issue up to 165 million ordinary shares and up to 165 million preference shares with such rights and preferences as included in our articles of association. On September 28, 2018, our extraordinary general meeting of shareholders (the “2018 Extraordinary Meeting”) empowered our board of directors to issue ordinary shares and preference shares up to our authorized share capital for a period of five years from October 10, 2018. Subject to compliance with applicable rules and regulations, we may issue ordinary shares or securities convertible into ordinary shares from time to time in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing shareholders unless pre-emptive rights exist and cause the market price of our ordinary shares to decline.
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
Pre-emptive rights do not exist with respect to the issue of preference shares and holders of preference shares, if any, have no pre-emptive right to acquire newly issued ordinary shares. Also, pre-emptive rights do not exist with respect to the issue of shares or grant of rights to subscribe for shares to our employees or contributions in kind.
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
Holders of an aggregate of 17,356,912 ordinary shares, based on shares outstanding as of April 30, 2023, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, such sales could adversely affect the market price for our ordinary shares. We have also filed, and may file in the future, registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plans, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
As a Dutch company, we are subject to the Dutch Corporate Governance Code (“DCGC”). The DCGC contains both principles and suggested governance provisions for management boards, supervisory boards, shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the suggested governance provisions of the DCGC. If they do not comply with those provisions (e.g., because of a conflicting requirement), companies are required to give the reasons for such noncompliance. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including the New York Stock Exchange (“NYSE”). The principles and suggested governance provisions apply to our board of directors (in relation to role and composition, conflicts of interest and independency requirements, board committees and remuneration), shareholders and the General Meeting (for example, regarding anti-takeover protection and our obligations to provide information to our shareholders) and financial reporting (such as external auditor and internal audit requirements). We comply with all applicable provisions of the DCGC except where such provisions conflict with U.S. exchange listing requirements or with market practices in the United States or the Netherlands. This may affect your rights as a shareholder, and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the suggested governance provisions of the DCGC.
We do not intend to pay dividends in the foreseeable future, so your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares.
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
We have not paid a dividend on our ordinary shares in the past and we do not intend to pay any dividends to holders of our ordinary shares in the foreseeable future. See “We do not intend to pay dividends in the foreseeable future, so your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares.” However, if we ever do pay dividends or repurchase shares, then under current Dutch tax law, the dividend paid or repurchase price paid may be subject to Dutch dividend withholding tax at a rate of 15% under the Dutch Dividend Withholding Tax Act (Wet op de dividendbelasting 1965, “Regular Dividend Withholding Tax”), unless a domestic or treaty exemption applies.

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
The DWT Exit Tax has been amended several times since the initial proposal of law and is under ongoing discussion. In addition, a critical reaction from authorities to the latest proposal of law have been published. It is therefore not certain whether the DWT Exit Tax will be enacted and if so, in what form. If enacted in its present form, the DWT Exit Tax will have retroactive effect as from December 8, 2021.
Risks Related to our Outstanding Senior Notes
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of April 30, 2023, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on, among other factors, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the Senior Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Any of these circumstances could have a material adverse effect on our business, results of operations and financial condition.
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
As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants and may require us to maintain specified financial ratios and satisfy other financial condition tests. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the relevant lenders and/or amend the covenants.
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

General Risk Factors
We may not benefit from our acquisition strategy.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies to augment our existing business. We may not be able to identify suitable acquisition candidates or complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention from operations, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize acquired technology or personnel, realize anticipated synergies from acquisitions, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ordinary shares. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. We may acquire development stage companies that are not yet profitable, and that require continued investment, thereby reducing our cash available for other corporate purposes. The occurrence of any of these risks could harm our business, results of operations, and financial condition.
Catastrophic events, or man-made events such as terrorism, may disrupt our business.
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage, could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region that has recently been affected by wildfires and other extreme weather events. If our or our partners’ abilities are hindered by any of the foregoing events, we could experience sales delays, supply chain disruptions, and other negative impacts on our business. In addition, acts of terrorism, acts of war, including Russia’s invasion of Ukraine, other geo-political unrest or health issues, such as an outbreak of pandemic or epidemic diseases, such as the COVID-19 pandemic, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

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
The trading market for our ordinary shares is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, our stock price would likely decline. Further, investors and analysts may not understand how our consumption-based arrangements differ from a typical subscription-based pricing model. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts or public investors. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, our stock price may decline. Further, analysts could downgrade our ordinary shares or publish unfavorable research about us. If one or more of the analysts who cover our company ceases to cover us, or fails to publish reports on us regularly, our profile in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline and could adversely affect our business.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance ("ESG") matters, both in the United States and internationally. In addition, changing laws, regulations and standards relating to ESG matters are evolving, creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We communicate certain ESG-related initiatives and goals regarding ESG in our annual ESG Report, on our website, in our filings with the SEC, and elsewhere. These initiatives and goals, coupled with the uncertainty regarding compliance with evolving ESG laws, regulations and expectations, could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives and goals. In addition, we could be criticized for the timing, scope or nature of these initiatives and goals, or for any revisions to them. We could be criticized for the accuracy, adequacy, presentation, or completeness of our required and voluntary ESG disclosures, which could impact our brand and reputation. If our ESG practices and disclosures do not meet evolving investor or other stakeholder expectations and societal and regulatory standards, or if we experience an actual or perceived failure to achieve our ESG-related initiatives and goals our ability to attract or retain sales, marketing and other employees, and our attractiveness as an investment or as a business partner could be negatively impacted, which could adversely affect our business.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As a distributed company, we employ a distributed workforce with offices and employee hubs around the world. All offices are leased and we do not own any real property. We believe that our current facilities are adequate to meet our current needs and that, if needed in the future, suitable additional space will be available either to expand existing offices or hubs or open offices or hubs in new locations.
Item 3. Legal Proceedings
The information required by this Item is incorporated herein by reference to Part II, Item 8. “Financial Statements and Supplementary Data,” Note 8, “Commitments and Contingencies — Legal Matters” included in this Annual Report on Form 10-K.
From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties from time to time may assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would individually or taken together, in our opinion, have a material adverse effect on our business, results of operations, financial condition or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, such litigation could have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Ordinary Shares
Our ordinary shares began trading on the NYSE under the symbol “ESTC” on October 5, 2018. Prior to that date, there was no public trading market for our ordinary shares.
Holders of Record
As of May 31, 2023 there were 66 shareholders of record of our ordinary shares. The number of such holders does not include beneficial owners of our ordinary shares that are held of record by brokers and other institutions on behalf of such beneficial owners.
Dividend Policy
We have never declared or paid any dividends on our ordinary shares, and we do not anticipate declaring or paying dividends in the foreseeable future.
Stock Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested at the market close on October 5, 2018, which was our initial trading day, in our ordinary shares. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends. The offering price of our ordinary shares in our initial public offering, which had a closing stock price of $70.00 on October 5, 2018, was $36.00 per share.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our ordinary shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
ESTC
S&P 500
S&P 500 IT
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
10/5/2018
4/30/2019
10/31/2019
4/30/2020
10/31/2020
4/30/2021
10/31/2021
4/30/2022
10/31/2022
4/30/2023

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing by Elastic N.V. under the Securities Act or the Exchange Act.
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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the years ended April 30, 2023 and 2022 and year-to-year comparisons between the years ended April 30, 2023 and 2022. A discussion of our financial condition and results of operations for the year ended April 30, 2021 and year-to-year comparisons between the years ended April 30, 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2022, filed with the SEC on June 21, 2022.
Overview
Elastic is a data analytics company built on the power of search. Our platform, which is available as both a hosted, managed service across public clouds as well as self-managed software, allows our customers to find insights and drive AI and machine learning use cases from large amounts of data. We offer three search-powered solutions – Search, Observability, and Security – that are built into the platform. We help organizations, their employees, and their customers find what they need faster, while keeping mission-critical applications running smoothly, and protecting against cyber threats.
Our platform is built on the Elastic Stack, a powerful set of software products that ingest data from any source, in any format, and perform search, analysis, and visualization of that data. At the core of the Elastic Stack is Elasticsearch - a highly scalable document store and search engine, and the unified data store for all of our solutions and use cases. Our platform also includes the ESRE, which combines advanced AI with Elastic’s text search to give developers a full suite of sophisticated retrieval algorithms and the ability to integrate with large language models. The Elastic Stack can be used by developers to power a variety of use cases. It is a distributed, real-time search and analytics engine and data store for all types of data, including textual, numerical, geospatial, structured, and unstructured.
We make our platform available as a hosted, managed service across major cloud providers. Customers can also deploy our platform across hybrid clouds, public or private clouds, and multi-cloud environments. As digital transformation drives mission critical business functions to the cloud, we believe that every company will need to build around a search-based relevance engine to find the answers that matter, from all of their data, in real-time, and at scale.
Our business model is based primarily on a combination of a paid Elastic-managed hosted service offering and paid and free proprietary self-managed software. Our paid offerings for our platform are sold via subscription through resource-based pricing, and all customers and users have access to all solutions. In Elastic Cloud, our family of cloud-based offerings under which we offer our software as a hosted, managed service, we offer various subscription tiers tied to different features. For users who download our software, we make some of the features of our software available for free, allowing us to engage with a broad community of developers and practitioners and introduce them to the value of the Elastic Stack. We believe in the importance of an open software development model, and we develop the majority of our software in public repositories as open code under a proprietary license. Unlike some companies, we do not build an enterprise version that is separate from our free distribution. We maintain a single code base across both our self-managed software and Elastic-hosted services. All of these actions help us build a powerful commercial business model that we believe is optimized for product-led growth.
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in US dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 92%, 93%, and 93% of total revenue for the years ended April 30, 2023, 2022, and 2021, respectively. We also generate revenue from consulting and training services.

We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of April 30, 2023, we had approximately 20,200 customers compared to over 18,600 customers and over 15,000 customers as of April 30, 2022 and 2021, respectively. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending, but can significantly grow their spending. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,160, over 960, and over 730 as of April 30, 2023, 2022, and 2021 respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both initial conversion of users into customers and additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.
We have experienced significant growth, with revenue increasing to $1.1 billion for the year ended April 30, 2023 from $862.4 million for the year ended April 30, 2022 and $608.5 million for the year ended April 30, 2021, representing year-over-year growth of 24% for the year ended April 30, 2023 and 42% for the year ended April 30, 2022. For the year ended April 30, 2023, revenue from outside the United States accounted for 41% of our total revenue. For our non-U.S. operations, the majority of our revenue and expenses are denominated in currencies such as the Euro and British Pound Sterling. No customer accounted for more than 10% of our total revenue for the years ended April 30, 2023, 2022, and 2021. We have not been profitable to date. For the years ended April 30, 2023, 2022 and 2021, we incurred net losses of $236.2 million, $203.8 million and $129.4 million, respectively. Our net cash provided by operating activities was $35.7 million, $5.7 million, and $22.5 million for the years ended April 30, 2023, 2022 and 2021, respectively. We have experienced losses in each year since our incorporation and as of April 30, 2023, had an accumulated deficit of $1.1 billion. We expect we will continue to incur net losses for the foreseeable future. There can be no assurance whether, or when, we may become profitable.
We continue to make substantial investments in developing the Elastic Stack and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 2,886 employees as of April 30, 2023.
Current Economic Conditions
Recent and current macroeconomic events, including inflation, slower economic growth, political unrest, and concerns about the stability of banks, continue to evolve and negatively impact worldwide economic activity. Governmental and corporate responses to these factors including rising interest rates, unpredictable and decreased spending, and layoffs, have added to the highly volatile macroeconomic landscape. We have experienced and, if economic conditions continue to decline, we may continue to experience longer and more unpredictable sales cycles, increased scrutiny of deals, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce or accelerate their digital transformation efforts, we believe the value of our solutions has become even more evident.
Restructuring
To navigate the current economic environment, we have realigned our resources internally to drive greater efficiencies and rebalance investments across all functions of the organization and reinvest some savings in key priority areas to drive growth. On November 30, 2022, we announced and began implementing a plan to align our investments more closely with our strategic priorities by reducing our workforce by approximately 13% and implementing certain facilities-related cost optimization actions. We incurred $31.3 million in restructuring and other related charges during the year ended April 30, 2023. We expect that the implementation of the workforce reductions and facilities cost optimization will be substantially completed by the end of the first quarter of fiscal 2024.

See Note 16 “Restructuring and other related charges” in our accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information about this plan. We will continue to adjust, monitor, and curtail spending when and where needed to adapt to the current macroeconomic landscape and will reinvest some of the savings selectively in areas that we believe best position us to drive profitable growth. See “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of additional risks.
Key Factors Affecting our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the years ended April 30, 2023, 2022, and 2021, Elastic Cloud contributed 40%, 35%, and 27% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
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
Developing new features for the Elastic Stack. The Elastic Stack is applied to various use cases by customers, including through the solutions we offer. Our revenue is derived primarily from subscriptions of Search, Observability and Security built into the Elastic Stack. We believe that releasing additional features of the Elastic Stack, including our solutions, drives usage of our products and ultimately drives our growth. To that end, we plan to continue to invest in building new features and solutions that expand the capabilities of the Elastic Stack. These investments may adversely affect our operating results prior to generating benefits, to the extent that they ultimately generate benefits at all.
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

We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 117% as of April 30, 2023.
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
A portion of the revenue from self-managed subscriptions is generally recognized up front at the point in time when the license is delivered and the remainder is recognized ratably over the subscription term. Revenue from subscriptions that require access to the cloud or that are hosted and managed by us is recognized ratably over the subscription term or on a usage basis for consumption-based arrangements; both are presented within Subscription revenue in our consolidated statements of operations.
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
Other Income (Expense), Net
Interest expense. Primarily consists of interest on our 4.125% Senior Notes due 2029.
Other income (expense), net. Primarily consists of interest income, gains and losses from transactions denominated in a currency other than the functional currency, and miscellaneous other non-operating gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal and state, and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, non-deductible stock-based compensation, as well as one-time tax benefits or charges.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Revenue
Subscription	$984,762	$798,770	$567,339
Services	84,227	63,604	41,150
Total revenue	1,068,989	862,374	608,489
Cost of revenue (1)(2)(3)
Subscription	219,306	178,204	122,513
Services	77,320	53,990	38,541
Total cost of revenue	296,626	232,194	161,054
Gross profit	772,363	630,180	447,435
Operating expenses (1)(2)(3)(4)
Research and development	313,454	273,761	199,203
Sales and marketing	503,537	406,658	273,877
General and administrative	143,247	123,441	103,833
Restructuring and other related charges	31,297	—	—
Total operating expenses	991,535	803,860	576,913
Operating loss (1)(2)(3)(4)	(219,172)	(173,680)	(129,478)
Other income (expense), net
Interest expense	(25,159)	(20,716)	(185)
Other income (expense), net	27,454	(3,393)	7,949
Loss before income taxes	(216,877)	(197,789)	(121,714)
Provision for income taxes	19,284	6,059	7,720
Net loss	$(236,161)	$(203,848)	$(129,434)
(1) Includes stock-based compensation expense as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Cost of revenue
Subscription	$8,308	$8,368	$7,105
Services	9,435	6,463	4,824
Research and development	80,170	59,911	35,267
Sales and marketing	68,943	45,798	31,581
General and administrative	37,183	20,654	14,903
Total stock-based compensation expense	$204,039	$141,194	$93,680

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Cost of revenue
Subscription	$422	$681	$674
Services	423	712	661
Research and development	2,458	3,316	3,670
Sales and marketing	2,420	4,287	5,399
General and administrative	1,410	965	3,972
Total employer payroll tax on stock transactions	$7,133	$9,961	$14,376
(3) Includes amortization of acquired intangible assets as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Cost of revenue
Subscription	$11,781	$10,503	$8,437
Sales and marketing	4,887	5,280	5,730
Total amortization of acquired intangibles	$16,668	$15,783	$14,167
(4) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Research and development	$5,875	$6,104	$—
General and administrative	103	1,528	—
Total acquisition-related expenses	$5,978	$7,632	$—

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Year Ended April 30,
	2023	2022	2021
Revenue
Subscription	92%	93%	93%
Services	8%	7%	7%
Total revenue	100%	100%	100%
Cost of revenue (1)(2)(3)
Subscription	21%	21%	20%
Services	7%	6%	6%
Total cost of revenue	28%	27%	26%
Gross profit	72%	73%	74%
Operating expenses (1)(2)(3)(4)
Research and development	29%	32%	33%
Sales and marketing	47%	47%	45%
General and administrative	14%	14%	17%
Restructuring and other related charges	3%	—%	—%
Total operating expenses	93%	93%	95%
Operating loss (1)(2)(3)(4)	(21)%	(20)%	(21)%
Other income (expense), net
Interest expense	(2)%	(3)%	—%
Other income (expense), net	2%	—%	1%
Loss before income taxes	(21)%	(23)%	(20)%
Provision for income taxes	1%	1%	1%
Net loss	(22)%	(24)%	(21)%
(1) Includes stock-based compensation expense as follows:

	Year Ended April 30,
	2023	2022	2021
Cost of revenue
Subscription	1%	1%	1%
Services	1%	1%	1%
Research and development	8%	7%	6%
Sales and marketing	6%	5%	5%
General and administrative	3%	2%	2%
Total stock-based compensation expense	19%	16%	15%

(2) Includes employer payroll taxes on employee stock transactions as follows:

	Year Ended April 30,
	2023	2022	2021
Cost of revenue
Subscription	—%	—%	—%
Services	—%	—%	—%
Research and development	1%	—%	—%
Sales and marketing	—%	1%	1%
General and administrative	—%	—%	1%
Total employer payroll tax on stock transactions	1%	1%	2%
(3) Includes amortization of acquired intangible assets as follows:

	Year Ended April 30,
	2023	2022	2021
Cost of revenue
Subscription	1%	1%	1%
Sales and marketing	1%	1%	1%
Total amortization of acquired intangibles	2%	2%	2%
(4) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2023	2022	2021
Research and development	1%	1%	—%
Total acquisition-related expenses	1%	1%	—%
Comparison of Fiscal Years Ended April 30, 2023 and 2022
Revenue

	Year Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Revenue
Subscription	$984,762	$798,770	$185,992	23%
Services	84,227	63,604	20,623	32%
Total revenue	$1,068,989	$862,374	$206,615	24%
Subscription revenue increased by $186.0 million, or 23%, for the year ended April 30, 2023 compared to the prior year. This increase was primarily driven by continued adoption of Elastic Cloud which grew 42% over the same period and increased to 40% of total revenue for the year ended April 30, 2023 from 35% for the year ended April 30, 2022.
Services revenue increased by $20.6 million, or 32%, for the year ended April 30, 2023 compared to the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Year Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue
Subscription	$219,306	$178,204	$41,102	23%
Services	77,320	53,990	23,330	43%
Total cost of revenue	$296,626	$232,194	$64,432	28%
Gross profit	$772,363	$630,180	$142,183	23%

Gross margin:
Subscription	78%	78%
Services	8%	15%
Total gross margin	72%	73%
Cost of subscription revenue increased by $41.1 million, or 23%, for the year ended April 30, 2023 compared to the prior year. This increase was primarily due to an increase of $38.3 million in cloud infrastructure costs due to increased Elastic Cloud subscription revenue. Additionally, intangible asset amortization increased by $1.3 million due to a full year of amortization on the intangibles acquired during the year ended April 30, 2022.
Cost of services revenue increased by $23.3 million, or 43%, for the year ended April 30, 2023 compared to the prior year. This increase was primarily due to an increase of $15.5 million in personnel and related costs, including increases of $10.5 million in salaries and related taxes, $3.0 million in stock-based compensation, and $1.7 million in employee benefits expense driven by an increase in headcount in our services organization. In addition, subcontractor costs increased by $6.2 million and travel costs increased by $0.8 million.
Gross margin for services revenue was 8% for the year ended April 30, 2023 compared to 15% for the prior year. The decrease in margin was primarily due to the cost of services, including personnel and related costs and subcontractor costs, growing at a higher rate than services revenue. We continue to make investments in our services organization that we believe will be needed as we continue to grow. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Year Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Research and development	$313,454	$273,761	$39,693	14%
Research and development expense increased by $39.7 million, or 14%, for the year ended April 30, 2023 compared to the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $29.7 million as a result of growth in headcount. In addition, travel costs increased by $4.6 million, cloud infrastructure costs related to our research and development activities increased by $3.0 million, and consulting costs increased by $1.5 million. The increase in personnel and related costs includes an increase of $20.3 million in stock-based compensation, an increase of $6.9 million in salaries and related taxes, and an increase of $2.8 million in employee benefits expense.
Sales and marketing

	Year Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing	$503,537	$406,658	$96,879	24%

Sales and marketing expense increased by $96.9 million, or 24%, for the year ended April 30, 2023 compared to the prior year. This increase was primarily due to an increase of $83.6 million in personnel and related costs and a $2.8 million increase in software and equipment charges due to growth in headcount. In addition, travel expenses increased by $6.2 million and marketing expense increased by $4.8 million. The increase in personnel and related costs included an increase of $37.9 million in salaries and related taxes, an increase of $23.1 million in stock-based compensation, an increase of $10.7 million in commission expense, and an increase of $8.2 million in employee benefits expense.
General and administrative

	Year Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
General and administrative	$143,247	$123,441	$19,806	16%
General and administrative expense increased by $19.8 million, or 16%, for the year ended April 30, 2023 compared to the prior year. This increase was primarily due to an increase of $27.7 million in personnel and related costs and a $0.8 million increase in software and equipment charges due to headcount growth. In addition, travel costs increased by $0.7 million. These increases were partially offset by a $9.2 million decrease in legal and professional fees and a $0.8 million decrease in consulting expense. The increase in personnel and related costs includes an increase of $16.5 million in stock-based compensation expense, an increase of $9.1 million in salaries and related taxes, and an increase of $2.1 million in employee benefits expense.
Restructuring and other related charges

	Year Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Restructuring and other related charges	$31,297	$—	$31,297	100%
For the year ended April 30, 2023, we recorded restructuring and other related charges comprising employee-related severance and other termination benefits of approximately $23.3 million, facilities-related charges of approximately $6.2 million, and $1.8 million of other restructuring-related charges while we had no such charges in the prior year.
Other Income (Expense), Net
Interest expense

	Year Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(25,159)	$(20,716)	$(4,443)	21%
Interest expense increased by $4.4 million, or 21%, for the year ended April 30, 2023 compared to the prior year. This increase was primarily due to interest expense associated with the 4.125% Senior Notes due 2029, which we issued in July 2021 in a private placement, as well as a full year of amortization of the related debt discount and issuance costs.
Other income (expense), net

	Year Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Other income (expense), net	$27,454	$(3,393)	$30,847	(909)%
Other income, net was $27.5 million for the year ended April 30, 2023 compared to Other expense, net of $3.4 million for the prior year. This change of $30.8 million was primarily due to an increase in interest income of $17.4 million as a result of higher interest earned on our investments and income from a favorable settlement of a legal claim in the amount of $10.4 million during the year ended April 30, 2023. In addition, we recognized a foreign currency transaction loss of $0.4 million in the current fiscal year compared to a foreign currency transaction loss of $3.6 million in the prior year.

Provision for Income Taxes

	Year Ended April 30,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$19,284	$6,059	$13,225	218%
The provision for income taxes increased $13.2 million, or 218%, for the year ended April 30, 2023 compared to the prior year. Our effective tax rate was (8.9)% and (3.1%) of our net loss before taxes for the years ended April 30, 2023 and 2022, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges. The increase in tax expense is driven primarily by growth in business operations in jurisdictions where we generate taxable income and do not have any available tax credits or net operating losses to offset that income, and a one-time charge of $2.8 million related to the completion of acquisition-related integration, reduced by a one-time benefit of $1.2 million related to our restructuring plan.
Liquidity and Capital Resources
As of April 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $915.2 million. Our cash and cash equivalents and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.1 billion as of April 30, 2023. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and macroeconomic conditions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our solutions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In July 2021, we issued long-term debt of $575.0 million, and we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$35,662	$5,672	$22,545
Net cash used in investing activities	$(272,952)	$(127,271)	$(1,518)
Net cash provided by financing activities	$17,471	$602,127	$77,258

Net Cash Provided By Operating Activities
Net cash provided by operating activities during the year ended April 30, 2023 was $35.7 million, which resulted from adjustments for non-cash charges of $307.2 million, mostly offset by a net loss of $236.2 million and net cash outflow of $35.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $204.0 million for stock-based compensation expense, $68.9 million for amortization of deferred contract acquisition costs, $20.2 million of depreciation and intangible asset amortization expense, $10.9 million in non-cash operating lease costs, and $6.2 million of asset impairment charges. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $102.0 million as our sales commissions increased due to increased business volume, an increase of $46.4 million in accounts receivable, and a decrease of $11.4 million in operating lease liabilities. These outflows were partially offset by a $95.6 million increase in deferred revenue, a net increase of $18.9 million in accounts payable, accrued expenses and accrued compensation and benefits, and a decrease of $9.8 million in prepaid expenses and other assets.
Net cash provided by operating activities during the year ended April 30, 2022 was $5.7 million, which resulted from a net loss of $203.8 million adjusted for non-cash charges of $230.2 million and net cash outflow of $20.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $140.6 million for stock-based compensation expense, $60.7 million for amortization of deferred contract acquisition costs, $19.7 million of depreciation and intangible asset amortization expense, $8.6 million in non-cash operating lease costs, net foreign currency transaction loss of $2.0 million, amortization of debt issuance costs of $0.8 million, and $0.1 million of other expenses which were partially offset by an increase of $2.4 million in deferred tax assets. The net cash outflow from changes in operating assets and liabilities was the result of an increase of $62.2 million in accounts receivable due to higher billings and timing of collections from our customers, an increase in deferred contract acquisition costs of $96.8 million as our sales commissions increased due to increased business volume, a decrease of $8.9 million in operating lease liabilities, and an increase of $2.6 million in prepaid expenses and other assets. These outflows were partially offset by an $83.8 million increase in deferred revenue due to higher billings and a net increase of $66.0 million in accounts payable, accrued expenses, and accrued compensation and benefits due to growth in our business and higher headcount.
Net Cash Used in Investing Activities
Net cash used in investing activities of $273.0 million during the year ended April 30, 2023 was primarily due to the purchase of marketable securities of $270.3 million. In addition, we incurred $2.7 million of capital expenditures during the year.
Net cash used in investing activities of $127.3 million during the year ended April 30, 2022 was primarily due to cash used in acquisitions of $119.9 million, capitalization of $4.9 million in internal-use software costs, and $2.5 million of capital expenditures during the year.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $17.5 million during the year ended April 30, 2023 was due to the proceeds from stock option exercises.
Net cash provided by financing activities of $602.1 million during the year ended April 30, 2022 was due to the proceeds of $575.0 million from the issuance of long-term debt and $36.4 million of proceeds from stock option exercises, partially offset by $9.3 million payments of debt issuance costs.
Contractual Obligations and Commitments
Our principal commitments consist of our purchase obligations under non-cancelable agreements for cloud hosting, subscription software, and sales and marketing, future non-cancelable minimum rental payments under operating leases for our offices, and interest payments due on our Senior Notes. As of April 30, 2023, we had purchase commitments of $542.8 million related to cloud hosting services, future minimum lease payment commitments of $28.4 million, and purchase commitments of $43.8 million related to other contracts. During the year ended April 30, 2023, we entered into an amendment to a non-cancelable cloud hosting capacity agreement, effective December 31, 2022, for a total purchase commitment of $270.0 million payable over the four years following the date of the agreement. See Note 8, “Commitments and contingencies,” and Note 9, “Leases,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion of our cloud hosting obligations and future non-cancelable minimum rental payments, respectively.
In July 2021, we issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 in a private placement. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year. See Note 7, “Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about the Senior Notes.

As of April 30, 2023, we had $2.3 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2025.
Our contractual commitment amounts are associated with agreements that are enforceable and legally binding and do not include obligations under contracts that we can cancel without a significant penalty. Purchase orders issued in the ordinary course of business are also excluded, as our purchase orders represent authorizations to purchase rather than binding agreements.
We have also excluded unrecognized tax benefits from the contractual obligations. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments. We believe that these matters will likely not be resolved in the next 12 months and accordingly we have classified the estimated liability as non-current in the consolidated balance sheet. For further information see Note 13, “Income taxes,” of our accompanying Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Due to current macroeconomic developments and conditions, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent our actual results differ materially from those estimates and assumptions, our future financial statements could be affected.
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
Our sales commissions plan incorporates different commission rates for contracts with new customers and incremental sales to existing customers, and for subsequent subscription renewals. Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for contracts with new customers and incremental sales to existing customers given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid for contracts with new customers and incremental sales to existing customers are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. We determine the period of benefit for commissions paid for contracts with new customers and incremental sales to existing customers by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Commissions paid on services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statements of operations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to interest rate risk and foreign currency risk in the ordinary course of our business.
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $917.7 million as of April 30, 2023. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars, and to a lesser extent the Euro, British Pound Sterling, and other currencies. To date, we have not had a formal hedging program with respect to foreign currency, but we may adopt such a program in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Although changes to exchange rates have not had a material impact on our net operating results to date, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally.

We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized a foreign currency transaction loss of $0.4 million and $3.6 million for the years ended April 30, 2023 and 2022, respectively, and a foreign currency transaction gain of $7.7 million for the year ended April 30, 2021.
As of April 30, 2023, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $19.3 million on our cash, cash equivalents, restricted cash, and marketable securities balances.

Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elastic N.V.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Elastic N.V. and its subsidiaries (the “Company”) as of April 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended April 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Identification and Evaluation of Terms and Conditions in Contracts
As described in Note 2 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when the Company satisfies each performance obligation. The Company’s contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. For the fiscal year ended April 30, 2023, the Company’s revenue was $1,069.0 million.
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
June 16, 2023

We have served as the Company’s auditor since 2018.

Elastic N.V.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of April 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$644,167	$860,949
Restricted cash	2,473	2,688
Marketable securities	271,041	—
Accounts receivable, net of allowance for credit losses of $3,409 and $2,700 as of April 30, 2023 and April 30, 2022, respectively	260,919	215,228
Deferred contract acquisition costs	55,813	43,628
Prepaid expenses and other current assets	39,867	41,215
Total current assets	1,274,280	1,163,708
Property and equipment, net	5,092	7,207
Goodwill	303,642	303,906
Operating lease right-of-use assets	19,997	25,437
Intangible assets, net	29,104	45,800
Deferred contract acquisition costs, non-current	95,879	74,419
Deferred tax assets	7,412	5,811
Other assets	8,076	16,643
Total assets	$1,743,482	$1,642,931
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,151	$28,403
Accrued expenses and other liabilities	63,532	53,930
Accrued compensation and benefits	76,483	68,002
Operating lease liabilities	12,749	11,219
Deferred revenue	528,704	431,776
Total current liabilities	716,619	593,330
Deferred revenue, non-current	34,248	33,518
Long-term debt, net	567,543	566,520
Operating lease liabilities, non-current	13,942	16,482
Other liabilities, non-current	12,233	17,648
Total liabilities	1,344,585	1,227,498
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of April 30, 2023 and April 30, 2022	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 97,366,947 shares issued and outstanding as of April 30, 2023 and 94,174,914 shares issued and outstanding as of April 30, 2022	1,024	990
Treasury stock	(369)	(369)
Additional paid-in capital	1,471,584	1,250,108
Accumulated other comprehensive loss	(20,015)	(18,130)
Accumulated deficit	(1,053,327)	(817,166)
Total shareholders’ equity	398,897	415,433
Total liabilities and shareholders’ equity	$1,743,482	$1,642,931
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended April 30,
	2023	2022	2021
Revenue
Subscription	$984,762	$798,770	$567,339
Services	84,227	63,604	41,150
Total revenue	1,068,989	862,374	608,489
Cost of revenue
Subscription	219,306	178,204	122,513
Services	77,320	53,990	38,541
Total cost of revenue	296,626	232,194	161,054
Gross profit	772,363	630,180	447,435
Operating expenses
Research and development	313,454	273,761	199,203
Sales and marketing	503,537	406,658	273,877
General and administrative	143,247	123,441	103,833
Restructuring and other related charges	31,297	—	—
Total operating expenses	991,535	803,860	576,913
Operating loss	(219,172)	(173,680)	(129,478)
Other income (expense), net
Interest expense	(25,159)	(20,716)	(185)
Other income (expense), net	27,454	(3,393)	7,949
Loss before income taxes	(216,877)	(197,789)	(121,714)
Provision for income taxes	19,284	6,059	7,720
Net loss	$(236,161)	$(203,848)	$(129,434)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.47)	$(2.20)	$(1.48)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	95,729,844	92,547,145	87,207,094
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended April 30,
	2023	2022	2021
Net loss	$(236,161)	$(203,848)	$(129,434)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(71)	—	—
Foreign currency translation adjustments	(1,814)	(10,025)	(6,728)
Other comprehensive loss	(1,885)	(10,025)	(6,728)
Total comprehensive loss	$(238,046)	$(213,873)	$(136,162)
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2020	82,856,978	$856	$(369)	$898,788	$(1,377)	$(484,251)	$413,647
Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	367	367
Issuance of ordinary shares upon exercise of stock options	6,989,222	83	—	77,175	—	—	77,258
Issuance of ordinary shares upon release of restricted stock units	687,785	9	—	(9)	—	—	—
Reclassification of liability-classified awards	—	—	—	2,703	—	—	2,703
Stock-based compensation	—	—	—	93,018	—	—	93,018
Net loss	—	—	—	—	—	(129,434)	(129,434)
Other comprehensive loss	—	—	—	—	(6,728)	—	(6,728)
Balances as of April 30, 2021	90,533,985	948	(369)	1,071,675	(8,105)	(613,318)	450,831
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	1,266	—	—	1,266
Issuance of ordinary shares upon exercise of stock options	2,563,287	29	—	36,381	—	—	36,410
Issuance of ordinary shares upon release of restricted stock units	1,077,642	13	—	(13)	—	—	—
Stock-based compensation	—	—	—	140,799	—	—	140,799
Net loss	—	—	—	—	—	(203,848)	(203,848)
Other comprehensive loss	—	—	—	—	(10,025)	—	(10,025)
Balances as of April 30, 2022	94,174,914	990	(369)	1,250,108	(18,130)	(817,166)	415,433
Issuance of ordinary shares upon exercise of stock options	1,127,036	12	—	17,459	—	—	17,471
Issuance of ordinary shares upon release of restricted stock units	2,064,997	22	—	(22)	—	—	—
Stock-based compensation	—	—	—	204,039	—	—	204,039
Net loss	—	—	—	—	—	(236,161)	(236,161)
Other comprehensive loss	—	—	—	—	(1,885)	—	(1,885)
Balances as of April 30, 2023	97,366,947	$1,024	$(369)	$1,471,584	$(20,015)	$(1,053,327)	$398,897
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(236,161)	$(203,848)	$(129,434)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	20,233	19,728	17,237
Amortization of premium and accretion of discount on marketable securities, net	(772)	—	—
Amortization of deferred contract acquisition costs	68,900	60,738	40,991
Amortization of debt issuance costs	1,023	803	—
Non-cash operating lease cost	10,880	8,636	7,927
Asset impairment charges	6,242	—	—
Stock-based compensation expense, net of amounts capitalized	204,039	140,612	93,680
Deferred income taxes	(2,007)	(2,430)	33
Foreign currency transaction (gain) loss	(1,386)	1,984	(9,507)
Other	44	98	(142)
Changes in operating assets and liabilities:
Accounts receivable, net	(46,353)	(62,187)	(24,037)
Deferred contract acquisition costs	(102,017)	(96,755)	(81,137)
Prepaid expenses and other current assets	1,323	(3,427)	(4,192)
Other assets	8,525	825	(4,107)
Accounts payable	6,304	21,036	(4,775)
Accrued expenses and other liabilities	4,310	27,192	8,118
Accrued compensation and benefits	8,324	17,775	3,867
Operating lease liabilities	(11,405)	(8,888)	(7,914)
Deferred revenue	95,616	83,780	115,937
Net cash provided by operating activities	35,662	5,672	22,545
Cash flows from investing activities
Purchases of property and equipment	(2,684)	(2,485)	(3,912)
Business acquisitions, net of cash acquired	—	(119,854)	—
Purchases of marketable securities	(270,268)	—	—
Capitalization of internal-use software	—	(4,932)	(317)
Other	—	—	2,711
Net cash used in investing activities	(272,952)	(127,271)	(1,518)
Cash flows from financing activities
Proceeds from the issuance of debt	—	575,000	—
Proceeds from issuance of ordinary shares upon exercise of stock options	17,471	36,410	77,258
Payments of debt issuance costs	—	(9,283)	—
Net cash provided by financing activities	17,471	602,127	77,258
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,822	(20,599)	6,034
Net increase (decrease) in cash, cash equivalents, and restricted cash	(216,997)	459,929	104,319
Cash, cash equivalents, and restricted cash, beginning of period	863,637	403,708	299,389
Cash, cash equivalents, and restricted cash, end of period	$646,640	$863,637	$403,708
Supplemental disclosures of cash flow information
Cash paid for interest	$24,136	$12,995	$—
Cash paid (refunds) for income taxes, net	$11,581	$3,979	$(423)
Cash paid for operating lease liabilities	$13,136	$10,101	$8,957
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$121	$150	$10
Operating lease right-of-use assets for new lease obligations	$10,902	$8,992	$1,120
Acquisition-related indemnity holdback	$—	$6,000	$—
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
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2023, for example, refer to the fiscal year ended April 30, 2023.
Use of Estimates and Judgments
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue between recognized and deferred amounts, deferred contract acquisition costs, allowance for credit losses, valuation of stock-based compensation, fair value of ordinary shares in periods prior to the Company’s initial public offering, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, discount rate used for operating leases, and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
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
For the subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statement of operations. For the years ended April 30, 2023, 2022 and 2021, the Company recognized a re-measurement loss of $0.4 million, a loss of $3.6 million, and a gain of $7.7 million, respectively.
For subsidiaries where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate shareholders’ equity into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive loss as a component of shareholders’ equity in the consolidated balance sheet.

Comprehensive Loss
The Company’s comprehensive loss includes net loss, unrealized gains and losses on available-for-sale debt securities, and foreign currency translation adjustments.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value, due to the short maturities of these instruments. The Company’s restricted cash consists primarily of cash deposits with financial institutions in support of letters of credit in favor of landlords for non-cancelable lease agreements.
Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheet. Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2023	2022
Cash and cash equivalents	$644,167	$860,949
Restricted cash	2,473	2,688
Cash, cash equivalents and restricted cash	$646,640	$863,637
Marketable Securities
The Company’s marketable securities consist of highly liquid investment-grade fixed-income securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, including prior to maturity. As a result, the Company has classified its marketable securities within current assets on the consolidated balance sheets.
Available-for-sale securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are reported as a separate component of accumulated other comprehensive loss until realized. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
The Company periodically evaluates its marketable securities to assess whether an investment’s fair value is less than its amortized cost basis and if the decline in the fair value is attributable to a credit loss. Declines in fair value judged to be related to credit loss are reported in other income (expense), net in the consolidated statements of operations.
Fair Value of Financial Instruments
The Company follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
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

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities are recorded at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. The Company invests its excess cash in highly-rated money market funds and in short-term investments. The Company extends credit to customers in the normal course of business. The Company performs credit analyses and monitors the financial health of its customers to reduce credit risk. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management performs ongoing credit evaluations of customers and maintains allowances for potential credit losses on customers’ accounts when deemed necessary.
One customer, a channel partner, accounted for 12% of net accounts receivable as of April 30, 2023. No customer represented 10% or more of net accounts receivable as of April 30, 2022. No customer accounted for more than 10% of the Company’s total revenue for the years ended April 30, 2023, 2022 and 2021.
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
The Company does not typically offer right of refund in its contracts. The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio. As of April 30, 2023 and 2022, the allowance for credit losses was $3.4 million and $2.7 million, respectively. Activity related to the Company’s allowance for credit losses for the years ended April 30, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended April 30,
	2023	2022	2021
Beginning balance	$2,700	$2,344	$1,247
Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	(367)
Bad debt expense	2,722	2,980	5,095
Accounts written off	(2,013)	(2,624)	(3,631)
Ending balance	$3,409	$2,700	$2,344
Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to the Company’s revenue recognition policy, for fulfilled obligations, but not yet billed. The unbilled accounts receivable balance was $2.2 million and $9.2 million as of April 30, 2023 and 2022, respectively.
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

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, and costs related to the development of web-based product are capitalized during the application development stage. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized.
The Company also capitalizes qualifying implementation costs incurred in a hosting arrangement that is a service contract. These costs are amortized on a straight-line basis over the expected life of the service contract, including consideration of the reasonably certain renewal periods, and are presented in the same income statement line items as the service for the related hosting arrangement. The Company did not capitalize any costs during the year ended April 30, 2023 and capitalized $5.1 million of such costs in the year ended April 30, 2022, and these costs are recorded in other assets, non-current on the consolidated balance sheets. Amortization expense for the fiscal years ended April 30, 2023 and 2022 was $1.2 million and $0.2 million, respectively. No amortization expense related to capitalized implementation costs was recorded during the fiscal year ended April 30, 2021 as the underlying implementation activities were not complete.
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
Leases
Leases arise from contractual obligations that convey the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company determines whether an arrangement is or contains a lease at inception, based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. At the lease commencement date, the Company determines the lease classification between finance and operating and recognizes a right-of-use asset and corresponding lease liability for each lease component. A right-of-use asset represents the Company’s right to use an underlying asset and a lease liability represents the Company’s obligation to make payments during the lease term. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component. Leases with an initial term of twelve months or less are classified as short-term leases and therefore are not recognized on the consolidated balance sheets and are expensed on a straight-line basis within the consolidated statement of operations.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the acquisition method for accounting and is not amortized. The Company tests goodwill for impairment at least annually, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than book value, then goodwill will be impaired by the amount that the carrying amount exceeds the implied fair value. There was no impairment of goodwill recorded for the years ended April 30, 2023, 2022 and 2021.
Acquired Intangible Assets
Acquired amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

Useful life (in years)
Developed technology	4-5
Customer relationships	4
Trade names	4
Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and amortizable acquired intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended April 30, 2023, the Company recorded asset impairment charges comprising impairment of operating lease right-of-use assets and the associated furniture, equipment, and leasehold improvements of $5.1 million and $1.1 million, respectively, for exited leased office spaces associated with the Company’s restructuring plan. See Note 16 for further details. The Company determined that there were no events or changes in circumstances that indicated that its long-lived assets were impaired during the years ended April 30, 2022 and 2021.
In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of property and equipment and amortizable intangible assets. If the estimated useful life assumption for any asset is changed, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis.
Revenue Recognition
The Company generates revenue primarily from the sale of self-managed subscriptions (which include licenses for proprietary features, support, and maintenance) and from the sale of software-as-a service (“SaaS”) subscriptions. The Company also generates revenue from services, which consist of consulting and training.

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company’s contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:
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
The Company’s self-managed subscriptions include both a license providing the right to use proprietary features in its software, as well as an obligation to provide support (on both open source and proprietary features) and maintenance. The Company’s SaaS products provide access to hosted software as well as support, which the Company considers to be a single performance obligation.
Services-related performance obligations relate to the provision of consulting and training services. These services are distinct from subscriptions and do not result in significant customization of the software.
(iii)    determination of the transaction price;
The transaction price is the total amount of consideration the Company expects to be entitled to in exchange for the subscriptions and services in a contract. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.
(iv)    allocation of the transaction price to the performance obligations; and
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (‘SSP”). The SSP is determined based on the prices at which the Company separately sells these products assuming the majority of these prices fall within a pricing range. In instances where SSP is not directly observable, such as when the Company does not sell the software license separately, the Company derives the SSP using information that may include market conditions and other observable and unobservable inputs which can require significant judgment. There is typically more than one SSP for individual products and services due to the stratification of those products and services by quantity, term of the subscription, sales channel and other circumstances. If one of the performance obligations is outside of the SSP range, the Company allocates the transaction price considering the midpoint of the SSP range. The Company also considers if there are any additional material rights inherent in a contract and, if so, the Company allocates a portion of the transaction price to such rights based on a relative SSP.
(v)    recognition of revenue when the Company satisfies each performance obligation;
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to the customer. Revenue for SaaS offerings that relate to a specified amount of services is recognized on a consumption basis as the customers utilize the services. Revenue from SaaS offerings that are stand-ready arrangements is recognized ratably over the contract period as the Company satisfies the performance obligation. The Company’s self-managed subscriptions include both upfront revenue recognition when the license is delivered as well as revenue recognized ratably over the contract period for support and maintenance based on the stand-ready nature of these subscription elements.

Services comprise consulting services as well as public and private training. Revenue from services is recognized as these services are delivered.
The Company generates sales directly through its sales team and through its channel partners. Sales to channel partners are made at a discount and revenues are recorded at this discounted price once all the revenue recognition criteria above are met. To the extent that the Company offers rebates, incentives or joint marketing funds to such channel partners, recorded revenues are reduced by this amount. Channel partners generally receive an order from an end customer prior to placing an order with the Company. Payment from channel partners is not contingent on the partner’s collection from end customers.
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
Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for contracts with new customers and incremental sales to existing customers given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid for contracts with new customers and incremental sales to existing customers are amortized over an estimated period of benefit of five years, while commissions paid for renewal contracts are amortized based on the pattern of the associated revenue recognition over the related contractual renewal period for the pool of renewal contracts. The Company determines the period of benefit for commissions paid for contracts with new customers and incremental sales to existing customers by taking into consideration its initial estimated customer life and the technological life of its software and related significant features. Commissions paid on services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal services are commensurate with each other. Amortization of deferred contract acquisition costs is recognized in sales and marketing expense in the consolidated statement of operations.
The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs.
Cost of Revenue
Cost of revenue consists primarily of costs related to providing subscriptions and services to the Company’s customers, including personnel costs (salaries, bonuses and benefits, and stock-based compensation) and related expenses for customer support and services personnel, as well as cloud infrastructure costs, third-party expenses, depreciation of fixed assets, amortization associated with acquired intangible assets, and allocated overhead.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation. Research and development costs also include depreciation and allocated overhead.
Advertising
Advertising costs are charged to operations as incurred and recorded in sales and marketing expense in the consolidated statement of operations. Advertising costs were $22.4 million, $19.7 million and $16.7 million for the years ended April 30, 2023, 2022 and 2021 respectively.

Stock-Based Compensation
Compensation expense related to stock awards issued to employees, including stock options and restricted stock units (“RSU”), is measured at the fair value on the date of the grant and recognized over the requisite service period. The fair value of stock options and purchase rights issued to employees under the 2022 Employee Stock Purchase Plan (“2022 ESPP”) is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of RSUs is estimated on the date of the grant based on the fair value of the Company’s underlying ordinary shares. Compensation expense for stock options and RSUs is recognized on a straight-line basis over the requisite service period. The Company recognizes forfeitures as they occur.
Debt Issuance Costs
Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the carrying amount of the outstanding borrowings.
Net Loss per Share Attributable to Ordinary Shareholders
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period, including stock options, restricted stock units, and ESPP shares.
Treasury Shares
Ordinary shares of the Company that are repurchased are recorded as treasury shares at cost and are included as a component of shareholders’ equity. As of April 30, 2023 and 2022, the Company had 35,937 treasury shares that were repurchased at an average price of $10.30 per share.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”). The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. The Company presents financial information about its operating segment and geographical areas in Note 15.
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
The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon the Company’s evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized.

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
Recently Adopted Accounting Pronouncements
Equity Awards: In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU No. 2021-04”), which clarifies the accounting for modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. This guidance addresses how an entity should treat, measure the effect of, and recognize the effect of a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. The Company adopted ASU No. 2021-04 on May 1, 2022. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
Acquisitions: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, improving consistency in accounting for acquired revenue contracts with customers in a business combination by requiring that acquirers apply ASC 606 to recognize contract assets and contract liabilities as if they had originated the contracts. If the acquiree prepared its financial statements in accordance with U.S. GAAP, the resulting acquired contract assets and liabilities should generally be consistent with the acquiree’s financial statements. The new guidance becomes effective for the Company for the fiscal year ending April 30, 2024. Early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
3. Revenue and Remaining Performance Obligations
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Year Ended April 30,
	2023		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$424,053	40%	$298,615	35%	$166,319	27%
Other subscription	560,709	52%	500,155	58%	401,020	66%
Total subscription	984,762	92%	798,770	93%	567,339	93%
Services	84,227	8%	63,604	7%	41,150	7%
Total revenue	$1,068,989	100%	$862,374	100%	$608,489	100%
For the years ended April 30, 2023 and 2022, license revenue from the Company’s other subscription revenue was less than 10% of total revenue. For the year ended April 30, 2021, license revenue from the Company’s other subscription revenue was 11% of total revenue.
Remaining Performance Obligations
As of April 30, 2023, the Company had $1.103 billion of remaining performance obligations. As of April 30, 2023, the Company expects to recognize approximately 88% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

4. Fair Value Measurements
Financial Assets
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$194,261	$—	$—	$194,261
U.S. agency securities	—	27,406	—	27,406
Certificates of deposit	—	21,750	—	21,750
Commercial paper	—	60,750	—	60,750
Total included in cash and cash equivalents	194,261	109,906	—	304,167

Marketable Securities:
Certificates of deposit	—	31,645	—	31,645
Commercial paper	—	33,735	—	33,735
U.S. treasury securities	47,627	—	—	47,627
Corporate debt securities	—	118,228	—	118,228
U.S. agency bonds	—	39,806	—	39,806
Total marketable securities	47,627	223,414	—	271,041
Total financial assets	$241,888	$333,320	$—	$575,208
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$559,462	$—	$—	$559,462
For the years ended April 30, 2023, 2022, and 2021, interest income from the Company’s cash and cash equivalents and marketable securities was $17.7 million, $0.2 million, and $0.3 million, respectively, and is included in other income (expense), net in the consolidated statement of operations.
As of April 30, 2023, net unrealized losses on the marketable securities were immaterial. The fluctuations in market interest rates impact the unrealized losses or gains on these securities.
As of April 30, 2023, the contractual maturities of the Company’s available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

As of April 30, 2023
Due within 1 year	$168,264
Due between 1 year and 3 years	102,777
Total marketable securities	$271,041
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of April 30, 2023 was approximately $498.1 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Acquisitions
Fiscal 2022 Acquisitions
cmdWatch Security Inc.
On September 17, 2021, the Company acquired 100% of the share capital of cmdWatch Security Inc. (“Cmd”) for a total purchase consideration of $77.8 million. The purchase consideration includes an amount of $13.4 million held in an indemnity escrow fund, which was released on the 18-month anniversary of the acquisition close date. Pursuant to the merger agreement, Cmd’s vested stock options were paid in cash and unvested stock options held by Cmd employees were assumed by the Company. The fair value of the replacement equity awards associated with pre-acquisition service period of $4.3 million, consisting of $3.0 million paid in cash to vested option holders and $1.3 million of non-cash consideration, was included in the total purchase consideration. Approximately $6.6 million of the fair value of replacement equity awards was allocated to post-acquisition services that is being recognized as stock-based compensation expense over the remaining service period and was excluded from the total purchase consideration. Additionally, an amount of $6.5 million for post-combination services, which is payable upon completion of the underlying required service period, has been excluded from the purchase consideration. This amount is being recorded as a post-combination expense over the requisite service period.
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
Other Acquisitions
On September 2, 2021 and November 1, 2021, the Company acquired 100% of the share capital of Build Security Ltd. (“build.security”) and Optimyze.cloud Inc. (“Optimyze”), respectively, for a combined total purchase consideration of $57.2 million. The purchase consideration includes an amount of $5.4 million held in an indemnity escrow for the build.security acquisition, which was released on the 12-month anniversary of the closing of such acquisition, and $6.0 million held back by the Company for indemnity for the Optimyze acquisition, which will be released upon the 18-month anniversary of such acquisition. These acquisitions were accounted for as business combinations. The total purchase price allocated to developed technology and goodwill was $9.8 million and $46.7 million, respectively. The developed technology intangible assets from these acquisitions are being amortized on a straight-line basis over a useful life of 5 years, which approximates the pattern in which the respective developed technologies are utilized. Goodwill resulted primarily from the expectation of enhancing the Company's current security solutions and the value of the acquired workforce. This goodwill is not deductible for income tax purposes. Build.security and Optimyze have been included in the Company’s consolidated results of operations since their respective acquisition dates. Pro forma and historical results of operations for these acquisitions have not been presented because they were not material to the consolidated results of operations.
Excluded from the combined purchase consideration from these two acquisitions is an amount of $6.3 million, payable in equal installments at the first and the second anniversary of each of the acquisitions, to certain employees of build.security and Optimyze. These amounts are for post-combination services and will be recorded as a post-combination expense over the requisite service periods.

6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of April 30, 2023	As of April 30, 2022
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$10,081	$10,863
Computer hardware and software	3	2,220	1,473
Furniture and fixtures	3-5	6,093	5,753
Assets under construction		1,734	1,119
Total property and equipment		20,128	19,208
Less: accumulated depreciation		(15,036)	(12,001)
Property and equipment, net		$5,092	$7,207
Depreciation expense related to property and equipment was $3.6 million, $3.9 million, and $3.1 million for the years ended April 30, 2023, 2022 and 2021, respectively. During the year ended April 30, 2023, the Company recorded asset impairment charges related to the exit from leased office space which included $1.1 million of furniture, equipment, and leasehold improvements. See Note 16 for further details.
Intangible Assets, Net
Intangible assets consisted of the following as of April 30, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$43,136	$26,994	2.7
Customer relationships	19,598	17,641	1,957	0.4
Trade names	2,872	2,686	186	0.4
Total	$92,600	$63,463	$29,137	2.5
Foreign currency translation adjustment			(33)
Total			$29,104
Intangible assets consisted of the following as of April 30, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$31,355	$38,775	3.6
Customer relationships	19,598	13,177	6,421	1.4
Trade names	2,872	2,263	609	1.4
Total	$92,600	$46,795	$45,805	3.2
Foreign currency translation adjustment			(5)
Total			$45,800

Amortization expense for the intangible assets for the years ended April 30, 2023, 2022, and 2021 was as follows (in thousands):

	Year Ended April 30,
	2023	2022	2021
Cost of revenue – subscription	$11,781	$10,503	$8,437
Sales and marketing	4,887	5,280	5,730
Total amortization of acquired intangible assets	$16,668	$15,783	$14,167
The expected future amortization expense related to the intangible assets as of April 30, 2023 was as follows (in thousands, by fiscal year):

2024	$13,983
2025	8,018
2026	5,057
2027	2,046
2028	—
Thereafter	—
Total	$29,104
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2021	$198,851
Addition from acquisitions	105,428
Foreign currency translation adjustment	(373)
Balance as of April 30, 2022	303,906
Foreign currency translation adjustment	(264)
Balance as of April 30, 2023	$303,642
There was no impairment of goodwill during the years ended April 30, 2023, 2022, and 2021.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of April 30, 2023	As of April 30, 2022
Accrued expenses	$24,163	$24,066
Income taxes payable	9,738	4,286
Value added taxes payable	9,403	8,926
Accrued interest	6,918	6,918
Other	13,310	9,734
Total accrued expenses and other liabilities	$63,532	$53,930

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30, 2023	As of April 30, 2022
Accrued vacation	$30,026	$27,280
Accrued commissions	26,175	23,806
Accrued payroll and withholding taxes	6,586	9,030
Other	13,696	7,886
Total accrued compensation and benefits	$76,483	$68,002
Contract Balances
The following table provides information about unbilled accounts receivable, deferred contract acquisition costs, and deferred revenue from contracts with customers (in thousands):

	As of April 30, 2023	As of April 30, 2022
Unbilled accounts receivable, included in accounts receivable, net	$2,159	$9,244
Deferred contract acquisition costs	$151,692	$118,047
Deferred revenue	$562,952	$465,294
Deferred Contract Acquisition Costs
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Year Ended April 30,
	2023	2022	2021
Beginning balance	$118,047	$86,352	$43,549
Capitalization of contract acquisition costs	102,545	92,433	83,794
Amortization of deferred contract acquisition costs	(68,900)	(60,738)	(40,991)
Ending balance	$151,692	$118,047	$86,352

Deferred contract acquisition costs, current	$55,813	$43,628	$36,089
Deferred contract acquisition costs, non- current	95,879	74,419	50,263
Total deferred contract acquisition costs	$151,692	$118,047	$86,352
The Company did not recognize any impairment of deferred contract acquisition costs during the years ended April 30, 2023, 2022, and 2021.
Deferred Revenue
The following table summarizes the deferred revenue activity (in thousands):

	Year Ended April 30,
	2023	2022	2021
Beginning balance	$465,294	$397,700	$259,702
Increases due to invoices issued, excluding amounts recognized as revenue during the period	527,620	421,552	364,093
Amounts transferred to deferred revenue from accrued expenses and other liabilities upon entering into contracts with customers, net of revenue recognized during the period	707	—	5,424
Increase from acquisitions, net of revenue recognized	—	439	—
Revenue recognized that was included in deferred revenue balance at beginning of period	(430,669)	(354,397)	(231,519)
Ending balance	$562,952	$465,294	$397,700

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
The Indenture contains covenants limiting the Company’s ability and the ability of certain subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the Senior Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. As of April 30, 2023, the Company was in compliance with all of its covenants under the Indenture.
The net carrying amount of the Senior Notes was as follows (in thousands):

	As of April 30, 2023	As of April 30, 2022
Principal	$575,000	$575,000
Unamortized debt issuance costs	(7,457)	(8,480)
Net carrying amount	$567,543	$566,520
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Year Ended April 30,
	2023	2022
Contractual interest expense	$23,719	$19,370
Amortization of debt issuance costs	1,023	803
Total interest expense related to the Senior Notes	$24,742	$20,173

8. Commitments and Contingencies
Cloud Hosting Commitments
The table below reflects the Company’s future minimum purchase obligations relating to non-cancelable agreements for cloud hosting as of April 30, 2023 (in thousands):

Years Ending April 30,	Purchase Obligations
2024	$147,701
2025	153,361
2026	155,545
2027	86,163
2028	—
Total	$542,770
Actual timing may vary depending on services used and total payments under these capacity commitments may be higher than the total minimum depending on services used.
Other Purchase Commitments
The Company has future purchase obligations related to subscription software and sales and marketing contracts. As of April 30, 2023, the Company had purchase commitments of $43.8 million related to these contracts, primarily due within the next twelve months.
Letters of Credit
The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of April 30, 2023.
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
Gain Contingencies
From time to time the Company may realize a gain contingency, although recognition will not occur until cash is received or the gain is deemed as realizable. During the year ended April 30, 2023, the Company received a favorable settlement from a legal claim and recognized a gain of $10.4 million included in other income (expense), net in the accompanying consolidated statements of operations.

9. Leases
The Company’s leases are composed of corporate office spaces under non-cancelable operating lease agreements that expire at various dates through fiscal 2029. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the consolidated statement of operations were as follows (in thousands):

	Year Ended April 30,
	2023	2022
Operating lease cost	$12,411	$9,894
Short-term lease cost	2,217	2,448
Variable lease cost	726	857
Total lease cost	$15,354	$13,199
Lease term and discount rate information are summarized as follows:

As of April 30, 2023
Weighted average remaining lease term (in years)	2.62
Weighted average discount rate	4.92%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of April 30, 2023 were as follows (in thousands):

Years Ending April 30,
2024	$13,103
2025	8,419
2026	4,471
2027	1,024
2028	1,106
Thereafter	280
Total minimum lease payments	28,403
Less imputed interest	(1,712)
Present value of future minimum lease payments	26,691
Less current lease liabilities	(12,749)
Operating lease liabilities, non-current	$13,942
Future minimum lease payments as of April 30, 2023 include future cash payments on leases with corresponding right-of-use assets which were written down for impairment due to facilities-related cost optimization actions during the year ended April 30, 2023. During the year ended April 30, 2023, the Company recorded an impairment charge of $5.1 million related to the exit from leased office spaces. See Note 16 for further details.
10. Ordinary Shares
The Company’s articles of association designated and authorized the Company to issue 165 million ordinary shares at a par value per ordinary share of €0.01 per share.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the board of directors from inception through April 30, 2023.

Ordinary Shares Reserved for Issuance
The Company had reserved ordinary shares for issuance as follows:

	As of April 30,
	2023	2022
Stock options issued and outstanding	4,038,238	5,219,124
RSUs issued and outstanding	7,494,399	4,717,548
Available for future grants	17,564,133	17,647,684
Available for employee stock purchases	6,000,000	—
Total ordinary shares reserved	35,096,770	27,584,356
Convertible Preference Shares
The Company’s board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company’s shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of April 30, 2023, there were no convertible preference shares issued or outstanding.
11. Equity Incentive Plans
2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted and, in October 2022, the Company’s shareholders approved the 2022 Employee Stock Purchase Plan (“2022 ESPP”). During the year ended April 30, 2023, the Company reserved 6.0 million of the Company’s ordinary shares for future purchase and issuance under the 2022 ESPP. The 2022 ESPP allows eligible employees to acquire ordinary shares of the Company at a discount at periodic intervals through accumulated payroll deductions. Eligible employees purchase ordinary shares of the Company during a purchase period at 85% of the market value of the Company’s ordinary shares at either the beginning or end of an offering period, whichever is lower. Offering periods under the 2022 ESPP are approximately six months long and begin on each of March 16 or September 16 or the next trading day thereafter. The first offering period under the 2022 ESPP began on March 16, 2023 and will end on September 15, 2023.
The fair value of 2022 ESPP offering which began during the year ended April 30, 2023 was estimated on the offering date using the Black-Scholes option pricing model with the following assumptions:

Year Ended April 30, 2023

Expected term (in years)	0.5
Expected stock price volatility	64.0%
Risk-free interest rate	4.9%
Dividend yield	—%
2012 Stock Option Plan
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 and further amended in December 2021 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and any other duly authorized committee may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSA”) or Restricted Stock Units (“RSU”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business.
The Company’s board of directors, compensation committee or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.

The equity awards available for grant were as follows:

	Year Ended April 30,
	2023	2022
Available at beginning of fiscal year	17,647,684	15,737,819
Awards authorized	4,708,746	4,526,699
Options granted	(94,105)	(495,460)
Options canceled	143,656	386,656
RSUs granted	(6,105,614)	(3,224,256)
RSUs canceled	1,263,099	715,870
Shares withheld for taxes	667	356
Available at end of period	17,564,133	17,647,684
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
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2021	7,611,016	$20.34	6.66	$768,517
Stock options granted	495,460	$94.46
Stock options assumed in acquisitions	63,846	$10.20
Stock options exercised	(2,563,287)	$14.18
Stock options canceled	(386,656)	$32.04
Stock options assumed in acquisition canceled	(1,255)	$40.35
Balance as of April 30, 2022	5,219,124	$29.41	6.22	$266,021
Stock options granted	94,105	$82.24
Stock options exercised	(1,127,036)	$15.55
Stock options canceled	(143,656)	$78.69
Stock options assumed in acquisition canceled	(4,299)	$47.63
Balance as of April 30, 2023	4,038,238	$32.74	5.35	$134,778
Exercisable as of April 30, 2023	3,425,478	$24.70	4.93	$128,503
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $48.56 and $52.43 for the years ended April 30, 2023 and 2022, respectively. The weighted-average grant-date fair value per share of stock options assumed related to the Cmd and build.security acquisitions was $122.13 for the year ended April 30, 2022.
As of April 30, 2023, the Company had unrecognized stock-based compensation expense of $28.1 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.99 years.

RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2021	3,301,283	$98.74
RSUs granted	3,224,256	$113.91
RSUs released	(1,092,121)	$96.65
RSUs canceled	(715,870)	$106.34
Outstanding and unvested at April 30, 2022	4,717,548	$108.44
RSUs granted	6,105,614	$60.08
RSUs released	(2,065,664)	$94.01
RSUs canceled	(1,263,099)	$99.51
Outstanding and unvested at April 30, 2023	7,494,399	$74.52
As of April 30, 2023, the Company had unrecognized stock-based compensation expense of $514.9 million related to RSUs that the Company expects to recognize over a weighted-average period of 3.09 years.
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

The fair value of stock options granted and assumed was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2023	2022	2021
Expected term (in years)	6.02	5.52 - 6.08	6.02 - 6.08
Expected stock price volatility	60.7% - 62.0%	59.6% - 60.2%	62.6% - 63.9%
Risk-free interest rate	3.1% - 3.4%	1.4% - 1.8%	0.4% - 1.1%
Dividend yield	—%	—%	—%
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended April 30,
	2023	2022	2021
Cost of revenue
Subscription	$8,308	$8,368	$7,105
Services	9,435	6,463	4,824
Research and development	80,170	59,911	35,267
Sales and marketing	68,943	45,798	31,581
General and administrative	37,183	20,654	14,903
Stock-based compensation expense, net of amounts capitalized	204,039	141,194	93,680
Capitalized stock-based compensation expense	—	188	10
Total stock-based compensation expense	$204,039	$141,382	$93,690
12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Year Ended April 30,
	2023	2022	2021
Numerator:
Net loss	$(236,161)	$(203,848)	$(129,434)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	95,729,844	92,547,145	87,207,094
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.47)	$(2.20)	$(1.48)
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

	Year Ended April 30,
	2023	2022	2021
Stock options	4,038,238	5,219,124	7,611,016
RSUs	7,494,399	4,717,548	3,301,283
Employee stock purchase plan	197,077	—	—
Total	11,729,714	9,936,672	10,912,299

13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The geographical breakdown of income (loss) before provision for income taxes is summarized as follows (in thousands):

	Year Ended April 30,
	2023	2022	2021
Dutch	$(283,010)	$(261,097)	$(163,770)
Foreign	66,133	63,308	42,056
Loss before income taxes	$(216,877)	$(197,789)	$(121,714)
The components of the provision for income taxes were as follows (in thousands):

	Year Ended April 30,
	2023	2022	2021
Current:
Dutch	$2,910	$2,187	$1,125
Foreign	17,042	6,892	3,896
Total current tax expense	19,952	9,079	5,021
Deferred:
Dutch	(71)	(105)	—
Foreign	(597)	(2,915)	2,699
Total deferred tax expense (income)	(668)	(3,020)	2,699
Total provision for income taxes	$19,284	$6,059	$7,720
The Company’s effective tax rate substantially differed from the Dutch statutory tax rate of 25.8% primarily due to the valuation allowance for the Netherlands, United States and United Kingdom deferred tax assets. A reconciliation of income taxes at the statutory income tax rate to the provision for income taxes included in the consolidated statement of operations is as follows (in thousands, except for rates):

	Year Ended April 30,
	2023		2022		2021
	Tax	Rate	Tax	Rate	Tax	Rate
Dutch statutory income tax	$(55,954)	25.8%	$(49,448)	25.0%	$(30,428)	25.0%
Foreign income taxed at different rates	(1,305)	0.6%	(2,197)	1.1%	(486)	0.4%
Stock-based compensation	5,018	(2.3)%	(31,372)	15.9%	(100,931)	82.9%
Tax credits	(7,349)	3.4%	(10,834)	5.5%	(11,020)	9.0%
Change in valuation allowance	69,271	(31.9)%	91,841	(46.4)%	146,571	(120.4)%
Deferred tax asset revaluation	6	—%	(302)	0.2%	(256)	0.2%
Foreign withholding taxes	3,201	(1.5)%	1,773	(0.9)%	1,307	(1.1)%
Other	6,396	(3.0)%	6,598	(3.5)%	2,963	(2.3)%
Provision for income taxes	$19,284	(8.9)%	$6,059	(3.1)%	$7,720	(6.3)%
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

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of April 30,
	2023	2022
Deferred tax assets:
Accrued compensation	$3,799	$2,883
Net operating loss carryforward	533,051	458,733
Deferred revenue	7,690	8,780
Stock-based compensation	13,950	12,063
Tax credits	28,048	28,467
Disallowed interest expense	10,546	4,723
Lease liabilities	4,320	5,139
Other	5,045	4,516
Gross deferred tax assets	606,449	525,304
Less valuation allowance	(575,557)	(498,996)
Total deferred tax assets	30,892	26,308
Deferred tax liabilities:
Deferred contract acquisition costs	(27,988)	(17,244)
Intangible assets	(1,740)	(6,752)
Right of use assets	(2,862)	(4,673)
Gross deferred tax liabilities	(32,590)	(28,669)
Net deferred tax liabilities	$(1,698)	$(2,361)
The valuation allowance for deferred tax assets as of April 30, 2023 and 2022 was $575.6 million and $499.0 million, respectively. As the Company has generated losses since inception in the Netherlands, management maintains a full valuation allowance against the net deferred tax assets in this jurisdiction. In addition, the United States and the United Kingdom jurisdictions are anticipated to have cumulative losses for the foreseeable future and, as such, a valuation allowance has been established for these regions. The valuation allowance in the Netherlands and United Kingdom increased by $80.1 million and less than $0.1 million, respectively, for the year ended April 30, 2023 and $53.8 million and $5.1 million, respectively, for the year ended April 30, 2022. The valuation allowance in the United States decreased by $3.6 million for the year ended April 30, 2023 and increased by $30.3 million for the year ended April 30, 2022. The valuation allowance for the Netherlands deferred tax assets as of April 30, 2023 and 2022 was $283.3 million and $203.2 million, respectively, the valuation allowance for the United States deferred tax assets as of April 30, 2023 and 2022 was $272.7 million and $276.3 million, respectively, and the valuation allowance for the United Kingdom deferred tax assets as of both April 30, 2023 and April 30, 2022 was $19.5 million. To the extent sufficient positive evidence becomes available, the Company may release all or a portion of the valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.
As of April 30, 2023, the Company had net operating loss (“NOL”) carryforwards for Netherlands, United States (federal and state, respectively) and United Kingdom income tax purposes of $1.0 billion, $973.4 million, $665.0 million and $74.5 million, respectively, which begin to expire in the years ending April 30, 2033 and April 30, 2024 in the United States (federal and state, respectively), with Netherlands and United Kingdom losses being carried forward indefinitely. The Company also has research and development tax credit carryforwards for United States (federal and state, respectively) and Canada income tax purposes of $20.4 million, $5.8 million and $0.6 million, respectively, which begin to expire April 30, 2033, April 30, 2024, and April 30, 2040, respectively. The deferred tax assets associated with the NOL carryforwards and other tax attributes in the Netherlands, the United States, and the United Kingdom are subject to a full valuation allowance.
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

Although the Company believes that it has adequately reserved for its uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. As the Company continues to grow in size, it will face increased complexity, and the Company’s unrecognized tax benefits may increase in the future. The Company adjusts its reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.
The Company had unrecognized tax benefits of $18.2 million as of April 30, 2023, of which none would impact the effective tax rate before consideration of any valuation allowance. The activity within the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	As of April 30,
	2023	2022	2021
Balance as of beginning of year	$16,622	$13,656	$9,706
Increase (decrease) related to tax positions taken in prior periods	(1,050)	(1,029)	432
Increase related to tax positions taken in the current period	2,585	3,995	3,518
Balance as of end of year	$18,157	$16,622	$13,656
Approximately $0.5 million of the decrease for the year ended April 30, 2023 for tax positions taken in prior periods is due to the filing of tax returns during such fiscal year and lapse of statute of limitations. The other approximately $0.5 million of the decrease is due to the audit settlement noted below. Approximately $2.0 million of the increase in tax positions related to the current period is primarily from the research and development tax credits generated for the year ended April 30, 2023 and $0.6 million is associated with acquisition-related tax structuring.
The Company’s policy is to recognize penalties and interest accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended April 30, 2023, 2022 and 2021 the Company recognized interest and penalties of $0.2 million, $0.3 million and less than $0.1 million, respectively. The amount of accrued interest and penalties recorded on the consolidated balance sheet as of April 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively.
The Company is subject to periodic examination of income tax returns by various domestic and international tax authorities. During the year ended April 30, 2023, the Company was not subject to any new audits. The Company settled an examination with the Internal Revenue Service for foreign withholding taxes and related interest for the calendar year 2017.
The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in multiple jurisdictions, including the Netherlands and United States. The Company’s tax filings for fiscal years starting with the year ended April 30, 2018 remain open in various tax jurisdictions.
Dutch income taxes and non-Dutch withholding taxes associated with the repatriation of earnings or for temporary differences related to investments in non-Dutch subsidiaries, excluding the U.S subsidiaries, have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that an immaterial additional tax liability would arise on the distribution of such earnings. Earnings from the Company’s U.S. subsidiaries are treated as being currently repatriated back to the Netherlands, even though no Dutch income taxes nor U.S. withholding taxes regarding to such repatriations are recorded due to the Netherlands participation exemption provisions and exemption from withholding taxes under the income tax treaty between the Netherlands and the United States. As of April 30, 2023, there were cumulative earnings of $146.3 million from the non-U.S. subsidiaries. If such earnings were to be repatriated, they would be exempt from taxation in the Netherlands and the amount of dividend withholding taxes from such foreign jurisdictions would be $3.1 million, due to the various income tax treaties between the Netherlands and the respective foreign jurisdictions.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $17.9 million, $15.2 million, and $11.4 million of expense related to the 401(k) Plan during the years ended April 30, 2023, 2022, and 2021, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $9.4 million, $7.2 million, and $5.1 million of expense during the years ended April 30, 2023, 2022, and 2021, respectively.

15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Year Ended April 30,
	2023	2022	2021
United States	$626,688	$481,589	$331,769
Rest of world	442,301	380,785	276,720
Total revenue	$1,068,989	$862,374	$608,489
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of April 30,
	2023	2022
United States	$13,476	$22,112
The Netherlands	4,597	1,728
United Kingdom	2,797	4,478
India	1,803	3,407
Rest of world	2,416	919
Total long-lived assets	$25,089	$32,644
16. Restructuring and Other Related Charges
On November 30, 2022, the Company announced and began implementing a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by approximately 13% and implementing certain facilities-related cost optimization actions. For the year ended April 30, 2023, the Company recorded employee-related severance and other termination benefits of approximately $23.3 million and facilities-related charges of approximately $6.2 million. Asset impairment charges include impairment of operating lease right-of-use assets, and the associated furniture, equipment, and leasehold improvements of $5.1 million and $1.1 million, respectively, for the exited leased office spaces. The restructuring plan is expected to be substantially completed by the end of the first quarter of fiscal 2024.
The following table presents the total amount incurred and the liability, which is recorded in accrued compensation and employee benefits in the consolidated balance sheet, for restructuring-related employee termination benefits as of April 30, 2023 (in thousands):

Year Ended
April 30, 2023
Beginning balance	$—
Incurred during the period	23,264
Paid during the period	(22,789)
Foreign currency translation adjustment	263
Ending balance	$738

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2023. The effectiveness of our internal control over financial reporting as of April 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (other than the information set forth in the next paragraph) is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting of shareholders (the “2023 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our year ended April 30, 2023.
We have adopted our Code of Conduct, applicable to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other senior financial officers. The full text of the Code of Conduct is available on our website at elastic.co. The audit committee of our board of directors is responsible for overseeing the Code of Conduct. The board of directors, or its designated committee, must approve any waivers of the Code of Conduct for members of the board of directors or executive officers, including our chief executive officer, chief financial officer and other senior financial officers. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, that apply to our chief executive officer, chief financial officer and other senior financial officers will be disclosed on our website.
Item 11. Executive Compensation
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See Index to Financial Statements in Part I, Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
(a)(3) Exhibits
We have filed or incorporated by reference the exhibits listed on the accompanying Exhibit Index.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
4.1	Amended and Restated Investors’ Rights Agreement among the Company and certain holders of its ordinary shares, dated as of July 19, 2016.	S-1	333-227191	4.1	9/5/2018
4.2	Description of share capital.	10-K	001-38675	4.2	6/28/2019
4.3	Indenture, dated as of July 6, 2021, by and between Elastic N.V. and U.S. Bank National Association, as trustee.	8-K	001-38675	4.1	7/6/2021
4.4	Form of 4.125% Senior Note due 2029 (included in Exhibit 4.3).	8-K	001-38675	4.1	7/6/2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227191	10.1	9/24/2018
10.2+	Amended and Restated 2012 Stock Option Plan.					X
10.3+	Form of Change in Control and Severance Agreement.	10-Q	001-38675	10.3	12/2/2022
10.4+	Amended and Restated Employment Agreement between the Company and Shay Banon, dated September 9, 2022.	10-Q	001-38675	10.2	12/2/2022
10.5+	Employment Letter between the Company and Janesh Moorjani, dated as of August 1, 2018.	S-1	333-227191	10.6	9/5/2018
10.6+	Offer Letter between the Company and Jonathan Chadwick, dated as of July 27, 2018.	S-1	333-227191	10.10	9/5/2018
10.7+	Amended and Restated Offer Letter between the Company and Ashutosh Kulkarni, dated as of January 11, 2022.	10-Q	001-38675	10.1	3/10/2022
10.8+	Offer Letter between the Company and Carolyn Herzog, dated as of March 23, 2022.	10-K	001-38675	10.12	6/21/2022

10.9+	Offer Letter between the Company and Ken Exner, dated as of July 19, 2022.	10-Q	001-38675	10.1	8/29/2022
10.10+	Endgame, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended, and related form agreements.	10-Q	001-38675	10.1	12/9/2021
10.11+	Build Security Ltd. 2020 Share Incentive Plan, as amended, and related form agreements.	S-8	333-261544	4.2	12/8/2021
10.12+	cmdWatch Security Inc. Stock Option Plan, as amended, and related form agreements.	S-8	333-261544	4.3	12/8/2021
10.13+	Elastic N.V. 2022 Employee Stock Purchase Plan.	8-K	001-38675	10.1	10/6/2022
10.14+	Form of Stock Option Agreement under the Amended and Restated 2012 Stock Option Plan.					X
10.15+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Option Plan.					X
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained in the signature page of this report).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from Elastic N.V.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023 formatted in Inline XBRL (included as Exhibit 101).					X
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

Elastic N.V.

Date: June 16, 2023	By:	/s/ Ashutosh Kulkarni
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

Name	Title	Date

/s/ Ashutosh Kulkarni	Chief Executive Officer and Director (Principal Executive Officer)	June 16, 2023
Ashutosh Kulkarni

/s/ Janesh Moorjani	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	June 16, 2023
Janesh Moorjani

/s/ Shay Banon	Chief Technology Officer and Director	June 16, 2023
Shay Banon

/s/ Chetan Puttagunta	Chairman and Director	June 16, 2023
Chetan Puttagunta

/s/ Sohaib Abbasi	Director	June 16, 2023
Sohaib Abbasi

/s/ Jonathan Chadwick	Director	June 16, 2023
Jonathan Chadwick

/s/ Alison Gleeson	Director	June 16, 2023
Alison Gleeson

/s/ Shelley Leibowitz	Director	June 16, 2023
Shelley Leibowitz

/s/ Caryn Marooney	Director	June 16, 2023
Caryn Marooney

/s/ Steven Schuurman	Director	June 16, 2023
Steven Schuurman