Form 10-Q
period 2023-07-31
Elastic N.V.
filed 2023-09-01
CIK 1707753

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
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 21, 2023, the registrant had 98,419,072 ordinary shares, par value €0.01 per share, outstanding.

1 We are a distributed company. Accordingly, we do not have a principal executive office. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, any shareholder communication required to be sent to our principal executive offices may be directed to the email address ir@elastic.co.

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
•the seasonality of our business;
•the future trading prices of our ordinary shares; and
•our ability to service our debt obligations.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe this information forms a reasonable basis for such statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Our forward-looking statements may not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
You should not rely upon forward-looking statements expressed or implied by us as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations regarding future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. Actual results, events, or circumstances could differ materially from those described or implied in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or circumstances as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date on which they are made or to conform such statements to actual results or revised expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of July 31, 2023	As of April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$630,565	$644,167
Restricted cash	2,677	2,473
Marketable securities	326,528	271,041
Accounts receivable, net of allowance for credit losses of $3,333 and $3,409 as of July 31, 2023 and April 30, 2023, respectively	185,372	260,919
Deferred contract acquisition costs	60,214	55,813
Prepaid expenses and other current assets	35,008	39,867
Total current assets	1,240,364	1,274,280
Property and equipment, net	5,042	5,092
Goodwill	303,836	303,642
Operating lease right-of-use assets	17,427	19,997
Intangible assets, net	24,896	29,104
Deferred contract acquisition costs, non-current	95,357	95,879
Deferred tax assets	7,064	7,412
Other assets	7,424	8,076
Total assets	$1,701,410	$1,743,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,035	$35,151
Accrued expenses and other liabilities	64,453	63,532
Accrued compensation and benefits	72,700	76,483
Operating lease liabilities	11,627	12,749
Deferred revenue	506,919	528,704
Total current liabilities	671,734	716,619
Deferred revenue, non-current	27,214	34,248
Long-term debt, net	567,806	567,543
Operating lease liabilities, non-current	11,994	13,942
Other liabilities, non-current	10,939	12,233
Total liabilities	1,289,687	1,344,585
Commitments and contingencies (Notes 7 and 8)
Shareholders’ equity:
Convertible preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of July 31, 2023 and April 30, 2023	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 98,377,727 shares issued and outstanding as of July 31, 2023 and 97,366,947 shares issued and outstanding as of April 30, 2023	1,035	1,024
Treasury stock	(369)	(369)
Additional paid-in capital	1,532,543	1,471,584
Accumulated other comprehensive loss	(19,651)	(20,015)
Accumulated deficit	(1,101,835)	(1,053,327)
Total shareholders’ equity	411,723	398,897
Total liabilities and shareholders’ equity	$1,701,410	$1,743,482
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,
	2023	2022
Revenue
Subscription	$270,247	$231,814
Services	23,506	18,267
Total revenue	293,753	250,081
Cost of revenue
Subscription	57,266	53,551
Services	20,211	19,428
Total cost of revenue	77,477	72,979
Gross profit	216,276	177,102
Operating expenses
Research and development	80,690	78,649
Sales and marketing	133,169	125,006
General and administrative	37,939	34,088
Restructuring and other related charges	725	—
Total operating expenses	252,523	237,743
Operating loss	(36,247)	(60,641)
Other income (expense), net
Interest expense	(6,306)	(6,401)
Other income, net	7,300	339
Loss before income taxes	(35,253)	(66,703)
Provision for income taxes	13,255	2,848
Net loss	$(48,508)	$(69,551)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.50)	$(0.74)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	97,942,049	94,621,365
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2023	2022
Net loss	$(48,508)	$(69,551)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(1,411)	—
Foreign currency translation adjustments	1,775	(2,624)
Other comprehensive income (loss)	364	(2,624)
Total comprehensive loss	$(48,144)	$(72,175)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2023	97,366,947	$1,024	$(369)	$1,471,584	$(20,015)	$(1,053,327)	$398,897
Issuance of ordinary shares upon exercise of stock options	263,828	3	—	3,840	—	—	3,843
Issuance of ordinary shares upon release of restricted stock units	746,952	8	—	(8)	—	—	—
Stock-based compensation	—	—	—	57,127	—	—	57,127
Net loss	—	—	—	—	—	(48,508)	(48,508)
Other comprehensive income	—	—	—	—	364	—	364
Balances as of July 31, 2023	98,377,727	$1,035	$(369)	$1,532,543	$(19,651)	$(1,101,835)	$411,723

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2022	94,174,914	$990	$(369)	$1,250,108	$(18,130)	$(817,166)	$415,433
Issuance of ordinary shares upon exercise of stock options	225,263	3	—	3,394	—	—	3,397
Issuance of ordinary shares upon release of restricted stock units	570,450	6	—	(6)	—	—	—
Stock-based compensation	—	—	—	46,883	—	—	46,883
Net loss	—	—	—	—	—	(69,551)	(69,551)
Other comprehensive loss	—	—	—	—	(2,624)	—	(2,624)
Balances as of July 31, 2022	94,970,627	$999	$(369)	$1,300,379	$(20,754)	$(886,717)	$393,538
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(48,508)	$(69,551)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,053	5,214
Amortization of premium and accretion of discount on marketable securities, net	(2,468)	—
Amortization of deferred contract acquisition costs	17,572	17,444
Amortization of debt issuance costs	263	252
Non-cash operating lease cost	2,652	3,005
Stock-based compensation expense	57,127	46,883
Deferred income taxes	392	667
Foreign currency transaction loss	1,200	1,779
Other	(34)	22
Changes in operating assets and liabilities:
Accounts receivable, net	75,871	45,991
Deferred contract acquisition costs	(21,145)	(19,676)
Prepaid expenses and other current assets	4,896	4,729
Other assets	680	2,114
Accounts payable	(19,233)	9,873
Accrued expenses and other liabilities	(411)	(16,741)
Accrued compensation and benefits	(3,885)	(11,521)
Operating lease liabilities	(3,100)	(3,204)
Deferred revenue	(29,110)	(26,985)
Net cash provided by (used in) operating activities	37,812	(9,705)
Cash flows from investing activities
Purchases of property and equipment	(632)	(479)
Purchases of marketable securities	(83,579)	—
Maturities of marketable securities	29,116	—
Net cash used in investing activities	(55,095)	(479)
Cash flows from financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	3,843	3,397
Net cash provided by financing activities	3,843	3,397
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	42	(5,702)
Net decrease in cash, cash equivalents, and restricted cash	(13,398)	(12,489)
Cash, cash equivalents, and restricted cash, beginning of period	646,640	863,637
Cash, cash equivalents, and restricted cash, end of period	$633,242	$851,148
Supplemental disclosures of cash flow information
Cash paid for interest	$11,972	$12,079
Cash paid for income taxes, net	$3,037	$2,558
Cash paid for operating lease liabilities	$3,310	$3,278
Supplemental disclosures of non-cash investing and financing information
Changes in property and equipment included in accounts payable	$109	$(158)
Operating lease right-of-use assets for new lease obligations	$—	$2,725
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2023, interim condensed consolidated statements of operations, comprehensive loss, and shareholders’ equity for the three months ended July 31, 2023 and 2022, and interim condensed consolidated statements of cash flows for the three months ended July 31, 2023 and 2022 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of July 31, 2023; results of the Company’s operations for the three months ended July 31, 2023 and 2022; statements of shareholders’ equity for the three months ended July 31, 2023 and 2022; and statements of cash flows for the three months ended July 31, 2023 and 2022. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three month periods are also unaudited. The results for the three months ended July 31, 2023 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2024, or any other future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet data as of April 30, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023 filed with the SEC on June 16, 2023 (“the Company’s Annual Report on Form 10-K”).
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2024, for example, refer to the fiscal year ended April 30, 2024.
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

Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
Acquisitions: In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, improving consistency in accounting for acquired revenue contracts with customers in a business combination by requiring that acquirers apply ASC 606 to recognize contract assets and contract liabilities as if they had originated the contracts. If the acquiree prepared its financial statements in accordance with U.S. GAAP, the resulting acquired contract assets and liabilities should generally be consistent with the acquiree’s financial statements. The Company adopted ASU No. 2021-08 on May 1, 2023. The Company’s adoption of this ASU did not have any impact on its condensed consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
There have been no new accounting pronouncements or changes in accounting pronouncements during the three months ended July 31, 2023 that are significant or potentially significant to the Company.
3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended July 31,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$121,172	41%	$97,729	39%
Other subscription	149,075	51%	134,085	54%
Total subscription	270,247	92%	231,814	93%
Services	23,506	8%	18,267	7%
Total revenue	$293,753	100%	$250,081	100%
Concentration of Credit Risk
One customer, a channel partner, accounted for 15% and 12% of net accounts receivable as of July 31, 2023 and April 30, 2023, respectively. The same customer accounted for 10% of total revenue during the three months ended July 31, 2023. No customer accounted for more than 10% of the Company’s total revenue for the three months ended July 31, 2022.
Deferred Revenue
The Company recognized revenue of $210.3 million and $169.3 million during the three months ended July 31, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2023 and April 30, 2023, unbilled accounts receivable was $2.8 million and $2.2 million, respectively.
Remaining Performance Obligations
As of July 31, 2023, the Company had $1.118 billion of remaining performance obligations. As of July 31, 2023, the Company expects to recognize approximately 89% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.

Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $17.6 million and $17.4 million for the three months ended July 31, 2023 and 2022, respectively. The Company did not recognize any impairment of deferred contract acquisition costs during the three months ended July 31, 2023 and 2022.
4. Fair Value Measurements
Financial Assets
The Company measures financial assets and liabilities that are measured at fair value on a recurring basis at each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. Its marketable securities are classified as available for sale and, as they are available to support current operations, are classified as short-term. The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments in money market funds.
The following table summarizes assets that are measured at fair value on a recurring basis as of July 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$197,298	$—	$—	$197,298
U.S. treasury securities	40,816	—	—	40,816
U.S. agency securities	—	4,978	—	4,978
Certificates of deposit	—	6,595	—	6,595
Commercial paper	—	2,998	—	2,998
Total included in cash and cash equivalents	238,114	14,571	—	252,685

Marketable Securities:
Certificates of deposit	—	40,347	—	40,347
Commercial paper	—	39,516	—	39,516
U.S. treasury securities	68,573	—	—	68,573
Corporate debt securities	—	138,471	—	138,471
U.S. agency bonds	—	39,621	—	39,621
Total marketable securities	68,573	257,955	—	326,528
Total financial assets	$306,687	$272,526	$—	$579,213

The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$194,261	$—	$—	$194,261
U.S. agency securities	—	27,406	—	27,406
Certificates of deposit	—	21,750	—	21,750
Commercial paper	—	60,750	—	60,750
Total included in cash and cash equivalents	194,261	109,906	—	304,167

Marketable Securities:
Certificates of deposit	—	31,645	—	31,645
Commercial paper	—	33,735	—	33,735
U.S. treasury securities	47,627	—	—	47,627
Corporate debt securities	—	118,228	—	118,228
U.S. agency bonds	—	39,806	—	39,806
Total marketable securities	47,627	223,414	—	271,041
Total financial assets	$241,888	$333,320	$—	$575,208
For the three months ended July 31, 2023 and 2022, interest income from the Company’s cash and cash equivalents and marketable securities was $6.0 million and $1.3 million, respectively, and is included in other income, net in the condensed consolidated statement of operations.
As of July 31, 2023 and April 30, 2023, net unrealized losses on the marketable securities were immaterial. The fluctuations in market interest rates impact the unrealized losses or gains on these securities.
As of July 31, 2023 and April 30, 2023, the contractual maturities of the Company’s available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of July 31, 2023	As of April 30, 2023
Due within 1 year	$180,067	$168,264
Due between 1 year and 3 years	143,971	102,777
Due between 3 years and 5 years	2,490	—
Total marketable securities	$326,528	$271,041
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of July 31, 2023 was approximately $497.0 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of July 31, 2023	As of April 30, 2023
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$11,197	$10,081
Computer hardware and software	3	2,980	2,220
Furniture and fixtures	3-5	6,663	6,093
Assets under construction		174	1,734
Total property and equipment		21,014	20,128
Less: accumulated depreciation		(15,972)	(15,036)
Property and equipment, net		$5,042	$5,092
Depreciation expense related to property and equipment was $0.8 million and $1.0 million for the three months ended July 31, 2023 and 2022, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of July 31, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$46,112	$24,018	2.5
Customer relationships	19,598	18,766	832	0.2
Trade names	2,872	2,793	79	0.2
Total	$92,600	$67,671	$24,929	2.4
Foreign currency translation adjustment			(33)
Total			$24,896
Intangible assets consisted of the following as of April 30, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$43,136	$26,994	2.7
Customer relationships	19,598	17,641	1,957	0.4
Trade names	2,872	2,686	186	0.4
Total	$92,600	$63,463	$29,137	2.5
Foreign currency translation adjustment			(33)
Total			$29,104
Amortization expense for the intangible assets for the three months ended July 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended July 31,
	2023	2022
Cost of revenue – subscription	$2,976	$2,964
Sales and marketing	1,232	1,231
Total amortization of acquired intangible assets	$4,208	$4,195

The expected future amortization expense related to the intangible assets as of July 31, 2023 was as follows (in thousands, by fiscal year):

Remainder of 2024	$9,775
2025	8,018
2026	5,057
2027	2,046
2028	—
Thereafter	—
Total	$24,896
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2023	$303,642
Foreign currency translation adjustment	194
Balance as of July 31, 2023	$303,836
There was no impairment of goodwill during the three months ended July 31, 2023 and 2022.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of July 31, 2023	As of April 30, 2023
Accrued expenses	$31,368	$24,163
Income taxes payable	20,440	9,738
Value added taxes payable	4,005	9,403
Accrued interest	988	6,918
Other	7,652	13,310
Total accrued expenses and other liabilities	$64,453	$63,532
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31, 2023	As of April 30, 2023
Accrued vacation	$30,638	$30,026
Accrued commissions	15,368	26,175
Accrued payroll and withholding taxes	8,175	6,586
Other	18,519	13,696
Total accrued compensation and benefits	$72,700	$76,483

Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Three Months Ended July 31,
	2023	2022
Beginning balance	$3,409	$2,700
Bad debt expense	628	186
Accounts written off	(704)	(636)
Ending balance	$3,333	$2,250
6. Senior Notes
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
The net carrying amount of the Senior Notes was as follows (in thousands):

	As of July 31, 2023	As of April 30, 2023
Principal	$575,000	$575,000
Unamortized debt issuance costs	(7,194)	(7,457)
Net carrying amount	$567,806	$567,543
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended July 31,
	2023	2022
Contractual interest expense	$5,930	$5,930
Amortization of debt issuance costs	263	252
Total interest expense related to the Senior Notes	$6,193	$6,182

7. Commitments and Contingencies
Cloud Hosting Commitments
During the three months ended July 31, 2023, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K.
Letters of Credit
The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of July 31, 2023.
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
Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended July 31,
	2023	2022
Operating lease cost	$2,855	$3,133
Short-term lease cost	474	783
Variable lease cost	237	230
Total lease cost	$3,566	$4,146
Lease term and discount rate information are summarized as follows:

As of July 31, 2023
Weighted average remaining lease term (in years)	2.46
Weighted average discount rate	4.97%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of July 31, 2023 were as follows (in thousands):

Years Ending April 30,
Remainder of 2024	$9,809
2025	8,426
2026	4,472
2027	1,024
2028	1,106
Thereafter	281
Total minimum lease payments	25,118
Less imputed interest	(1,497)
Present value of future minimum lease payments	23,621
Less current lease liabilities	(11,627)
Operating lease liabilities, non-current	$11,994
9. Ordinary Shares
The Company’s articles of association designated and authorized the Company to issue 165 million ordinary shares at a par value per ordinary share of €0.01 per share.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared by the board of directors from inception through July 31, 2023.
Ordinary Shares Reserved for Issuance
The Company had reserved ordinary shares for issuance as follows:

	As of July 31, 2023	As of April 30, 2023
Stock options issued and outstanding	3,723,556	4,038,238
RSUs issued and outstanding	6,976,012	7,494,399
Available for future grants	22,253,640	17,564,133
Available for employee stock purchases	6,000,000	6,000,000
Total ordinary shares reserved	38,953,208	35,096,770
Convertible Preference Shares
The Company’s board of directors has the authority, for a period of five years from October 10, 2018, without further action by the Company’s shareholders, to issue up to 165 million shares of undesignated convertible preference shares with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2023, there were no convertible preference shares issued or outstanding.
10. Equity Incentive Plans
2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted and, in October 2022, the Company’s shareholders approved the 2022 Employee Stock Purchase Plan (“2022 ESPP”). The Company reserved 6.0 million of the Company’s ordinary shares for future purchase and issuance under the 2022 ESPP in January 2023. The 2022 ESPP allows eligible employees to acquire ordinary shares of the Company at a discount at periodic intervals through accumulated payroll deductions. Eligible employees purchase ordinary shares of the Company during a purchase period at 85% of the market value of the Company’s ordinary shares at either the beginning or end of an offering period, whichever is lower. Offering periods under the 2022 ESPP are approximately six months long and begin on each of March 16 or September 16 or the next trading day thereafter. The first offering period under the 2022 ESPP began on March 16, 2023 and will end on September 15, 2023.

2012 Stock Option Plan
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 and further amended in December 2021 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and any other duly authorized committee may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”) or Restricted Stock Units (“RSUs”), which include performance-based RSUs (“PSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business.
The Company’s board of directors, compensation committee or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. During the three months ended July 31, 2023, the Company granted PSUs that vest over three years with a one-year performance period. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs (including PSUs) that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.
The equity awards available for grant were as follows:

Three Months Ended July 31, 2023
Available at beginning of fiscal year	17,564,133
Awards authorized	4,868,347
Options canceled	49,725
RSUs granted (1)	(534,660)
RSUs canceled	306,095
Available at end of period	22,253,640
(1) Includes 132,960 PSUs granted during the three months ended July 31, 2023.
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2023	4,038,238	$32.74	5.35	$134,778
Stock options exercised	(263,828)	$14.57
Stock options canceled	(49,725)	$90.38
Stock options assumed in acquisition canceled	(1,129)	$76.29
Balance as of July 31, 2023	3,723,556	$33.25	4.97	$149,684
Exercisable as of July 31, 2023	3,255,392	$26.01	4.58	$145,744
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $46.44 for the three months ended July 31, 2022.
As of July 31, 2023, the Company had unrecognized stock-based compensation expense of $23.2 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.96 years.

RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2023	7,494,399	$74.52
RSUs granted (1)	534,660	$68.44
RSUs released	(746,952)	$81.40
RSUs canceled	(306,095)	$74.83
Outstanding and unvested at July 31, 2023	6,976,012	$73.31
(1) Includes 132,960 PSUs granted during the three months ended July 31, 2023.
During the three months ended July 31, 2023, the Company granted 132,960 PSUs subject to performance and service conditions, with a grant-date fair value of $9.1 million, to certain executives. The PSUs become eligible to vest based on the level of the Company’s achievement against a revenue-based performance goal for fiscal 2024. The amount that may be earned ranges from 0% to 200% of the eligible PSUs. Subject to the executives’ continued service to the Company through the applicable vesting date, one-third of the eligible PSUs will vest following the end of fiscal 2024 and, thereafter, one-eighth of the remaining eligible PSUs will vest on a quarterly basis over two years. Compensation expense related to PSUs is measured at the fair value on the date of grant and recognized over the requisite service period. In the event that an executive’s continuous service to the Company ceases, any associated unvested PSUs will immediately terminate and be forfeited. The Company recognizes forfeitures as they occur.
As of July 31, 2023, the Company had unrecognized stock-based compensation expense of $476.5 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.95 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,
	2023	2022
Cost of revenue
Subscription	$2,183	$2,160
Services	2,796	2,225
Research and development	22,436	18,710
Sales and marketing	18,839	15,647
General and administrative	10,873	8,141
Total stock-based compensation expense	$57,127	$46,883
11. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended July 31,
	2023	2022
Numerator:
Net loss	$(48,508)	$(69,551)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	97,942,049	94,621,365
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.50)	$(0.74)

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

	Three Months Ended July 31,
	2023	2022
Stock options	3,723,556	4,950,306
RSUs	6,976,012	4,413,451
Employee stock purchase plan	196,399	—
Total	10,895,967	9,363,757
12. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $13.3 million and $2.8 million for the three months ended July 31, 2023 and 2022, respectively. For the three months ended July 31, 2023, the provision for income taxes includes a one-time charge of $7.4 million for income taxes associated with acquisition-related integration. The remaining increase was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current-period loss before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next twelve months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s condensed consolidated financial statements.
13. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $4.8 million and $4.6 million of expense related to the 401(k) Plan during the three months ended July 31, 2023 and 2022, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $3.1 million and $2.3 million of expense during the three months ended July 31, 2023 and 2022, respectively.
14. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Three Months Ended July 31,
	2023	2022
United States	$170,239	$145,367
Rest of world	123,514	104,714
Total revenue	$293,753	$250,081
Other than the United States, no other individual country exceeded 10% or more of total revenue during the periods presented.

The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of July 31, 2023	As of April 30, 2023
United States	$12,412	$13,476
The Netherlands	4,316	4,597
United Kingdom	2,341	2,797
India	1,345	1,803
Rest of world	2,055	2,416
Total long-lived assets	$22,469	$25,089
15. Restructuring and Other Related Charges
On November 30, 2022, the Company announced and began implementing a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by approximately 13% and implementing certain facilities-related cost optimization actions. For the three months ended July 31, 2023, the Company recorded employee-related severance and other termination benefits of approximately $0.7 million.
The following table presents the total amount incurred and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheet, for restructuring-related employee termination benefits as of July 31, 2023 (in thousands):

Three Months Ended July 31, 2023
Beginning balance	$738
Incurred during the period	725
Paid during the period	(539)
Foreign currency translation adjustment	8
Ending balance	$932

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year end is April 30, and our fiscal quarters end on July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2023 is referred to as fiscal 2023, and our fiscal year ending April 30, 2024 is referred to as fiscal 2024.
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
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 92% and 93% of total revenue for the three months ended July 31, 2023 and 2022, respectively. We also generate revenue from consulting and training services.

We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of July 31, 2023, we had approximately 20,500 customers compared to over 19,300 customers as of July 31, 2022. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending on our products but can significantly grow their spending. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,190 and over 1,010 as of July 31, 2023 and 2022, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both initial conversion of users into customers and additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing the Elastic Stack and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 2,995 employees as of July 31, 2023.
Current Economic Conditions
Recent and current macroeconomic events, including inflation, slower economic growth, political unrest, and concerns about the stability of banks, continue to evolve and negatively impact worldwide economic activity. Governmental and corporate responses to these factors, including rising interest rates, unpredictable and decreased spending, and layoffs, have added to the highly volatile macroeconomic landscape. We have experienced and, if economic conditions continue to decline, we may continue to experience longer and more unpredictable sales cycles, increased scrutiny of deals, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce or accelerate their digital transformation efforts, we believe the value of our solutions has become even more evident.
Restructuring
To navigate the current economic environment, we have realigned our resources internally to drive greater efficiencies and rebalanced investments across all functions of the organization to reinvest some savings in key priority areas to drive growth. On November 30, 2022, we announced and began implementing a plan to align our investments more closely with our strategic priorities by reducing our workforce by approximately 13% and implementing certain facilities-related cost optimization actions. We incurred $0.7 million in restructuring and other related charges during the three months ended July 31, 2023. As of July 31, 2023, the implementation of the workforce reductions and facilities cost optimization was substantially completed.
See Note 15 “Restructuring and other related charges” in our accompanying Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information about this plan. We will continue to adjust, monitor, and curtail spending when and where needed to adapt to the current macroeconomic landscape and will reinvest some of the savings selectively in areas that we believe best position us to drive profitable growth. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional risks.
Key Factors Affecting our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the three months ended July 31, 2023 and 2022, Elastic Cloud contributed 41% and 39% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
Growing the Elastic community. Our strategy consists of providing access to source available software, on both a paid and free basis, and fostering a community of users and developers. Our strategy is designed to pursue what we believe to be significant untapped potential for the use of our technology. After developers begin to use our software and start to participate in our developer community, they become more likely to apply our technology to additional use cases and evangelize our technology within their organizations. This reduces the time required for our sales force to educate potential leads on our solutions. In order to capitalize on our opportunity, we intend to make further investments to keep the Elastic Stack accessible and well known to software developers around the world. We intend to continue to invest in our products and support and engage our user base and developer community through content, events, and conferences in the United States and internationally. Our results of operations may fluctuate as we make these investments.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or attrit. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 113% as of July 31, 2023.
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

Components of Results of Operations
Revenue
Subscription.  Our revenue is primarily generated through the sale of subscriptions to software, which is either self-managed by the user or hosted and managed by us in the cloud. Subscriptions provide the right to use paid proprietary software features and access to support for our paid and unpaid software. Our subscription agreements are either term-based or consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based.
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
Services.  Services is composed of implementation and other consulting services as well as public and private training. Revenue for services is recognized as these services are delivered.
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
Gross profit and gross margin. Gross profit represents revenue less cost of revenue. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the timing of our acquisition of new customers and our renewals with existing customers, the average sales price of our subscriptions and services, the amount of our revenue represented by hosted services, the mix of subscriptions sold, the mix of revenue between subscriptions and services, the mix of services between consulting and training, transaction volume growth and support case volume growth. We expect our gross margin to fluctuate over time depending on the factors described above. We expect our revenue from Elastic Cloud to continue to increase as a percentage of total revenue, which we expect will continue to have a modest impact on our gross margin as a result of the associated third-party hosting costs.
Operating Expenses
Research and development. Research and development expense primarily consists of personnel costs and allocated overhead costs. We expect our research and development expense to increase in absolute dollars for the foreseeable future as we continue to develop new technology and invest further in our existing products.
Sales and marketing. Sales and marketing expense primarily consists of personnel costs, commissions, allocated overhead costs and costs related to marketing programs and user events. Marketing programs consist of advertising, events, brand-building and customer acquisition and retention activities. We expect our sales and marketing expense to increase in absolute dollars as we expand our salesforce and increase our investments in marketing resources. We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are related to the acquisition of customer contracts. Deferred contract acquisition costs are amortized over the expected benefit period.
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

Other Income (Expense), Net
Interest expense. Interest expense primarily consists of interest on our 4.125% Senior Notes due 2029.
Other income, net. Other income, net primarily consists of interest income, gains and losses from transactions denominated in a currency other than the functional currency, and miscellaneous other non-operating gains and losses.
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

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Revenue
Subscription	$270,247	$231,814
Services	23,506	18,267
Total revenue	293,753	250,081
Cost of revenue (1)(2)
Subscription	57,266	53,551
Services	20,211	19,428
Total cost of revenue	77,477	72,979
Gross profit	216,276	177,102
Operating expenses (1)(2)(3)
Research and development	80,690	78,649
Sales and marketing	133,169	125,006
General and administrative	37,939	34,088
Restructuring and other related charges	725	—
Total operating expenses	252,523	237,743
Operating loss (1)(2)(3)	(36,247)	(60,641)
Other income (expense), net
Interest expense	(6,306)	(6,401)
Other income, net	7,300	339
Loss before income taxes	(35,253)	(66,703)
Provision for income taxes	13,255	2,848
Net loss	$(48,508)	$(69,551)

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Cost of revenue
Subscription	$2,381	$2,383
Services	3,013	2,369
Research and development	23,405	19,672
Sales and marketing	19,669	16,422
General and administrative	11,146	8,419
Total stock-based compensation expense and related employer taxes	$59,614	$49,265
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Cost of revenue
Subscription	$2,976	$2,964
Sales and marketing	1,232	1,231
Total amortization of acquired intangibles	$4,208	$4,195
(3) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Research and development	$780	$2,480
General and administrative	—	37
Total acquisition-related expenses	$780	$2,517

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended July 31,
	2023	2022
Revenue
Subscription	92%	93%
Services	8%	7%
Total revenue	100%	100%
Cost of revenue (1)(2)
Subscription	19%	21%
Services	7%	8%
Total cost of revenue	26%	29%
Gross profit	74%	71%
Operating expenses (1)(2)(3)
Research and development	28%	31%
Sales and marketing	45%	50%
General and administrative	13%	14%
Restructuring and other related charges	—%	—%
Total operating expenses	86%	95%
Operating loss (1)(2)(3)	(12)%	(24)%
Other income (expense), net
Interest expense	(2)%	(2)%
Other income, net	2%	—%
Loss before income taxes	(12)%	(26)%
Provision for income taxes	5%	2%
Net loss	(17)%	(28)%
(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended July 31,
	2023	2022
Cost of revenue
Subscription	1%	1%
Services	1%	1%
Research and development	8%	9%
Sales and marketing	6%	6%
General and administrative	4%	3%
Total stock-based compensation expense and related employer taxes	20%	20%
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2023	2022
Cost of revenue
Subscription	1%	1%
Sales and marketing	—%	—%
Total amortization of acquired intangibles	1%	1%

(3) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2023	2022
Research and development	—%	1%
General and administrative	—%	—%
Total acquisition-related expenses	—%	1%
Comparison of Three Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Revenue
Subscription	$270,247	$231,814	$38,433	17%
Services	23,506	18,267	5,239	29%
Total revenue	$293,753	$250,081	$43,672	17%
Subscription revenue increased by $38.4 million, or 17%, for the three months ended July 31, 2023 compared to the same period of the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 24% over the same period and increased to 41% of total revenue for the three months ended July 31, 2023 from 39% for the three months ended July 31, 2022.
Services revenue increased by $5.2 million, or 29%, for the three months ended July 31, 2023 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue
Subscription	$57,266	$53,551	$3,715	7%
Services	20,211	19,428	783	4%
Total cost of revenue	$77,477	$72,979	$4,498	6%
Gross profit	$216,276	$177,102	$39,174	22%

Gross margin:
Subscription	79%	77%
Services	14%	(6)%
Total gross margin	74%	71%
Cost of subscription revenue increased by $3.7 million, or 7%, for the three months ended July 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $3.8 million in cloud infrastructure costs due to increased Elastic Cloud subscription revenue.
Cost of services revenue increased by $0.8 million, or 4%, for the three months ended July 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $1.2 million in personnel and related costs, including increases of $0.7 million in salaries and related taxes and $0.6 million in stock-based compensation. These costs were offset by decreases in third-party contractor costs of $0.3 million and in facility, software and equipment costs of $0.1 million.
Gross margin for services revenue was 14% for the three months ended July 31, 2023 compared to (6)% for the same period of the prior year. The increase in margin was primarily due to services revenue increasing at a higher rate, 29%, than cost of services revenue, which increased by 4%. We continue to make investments in our services organization that we believe will be needed as we continue to grow. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.

Operating Expenses
Research and development

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Research and development	$80,690	$78,649	$2,041	3%
Research and development expense increased by $2.0 million, or 3%, for the three months ended July 31, 2023 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $1.4 million for the current period, while cloud infrastructure costs related to our research and development activities increased by $0.6 million. The increase in personnel and related costs includes an increase of $3.7 million in stock-based compensation, offset by a decrease in acquisition-related compensation of $1.7 million, a decrease in salaries and related taxes of $0.4 million, and a decrease in miscellaneous other employee-related costs by $0.2 million.
Sales and marketing

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing	$133,169	$125,006	$8,163	7%
Sales and marketing expense increased by $8.2 million, or 7%, for the three months ended July 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $5.0 million in personnel and related costs and a $3.8 million increase in travel costs. These increases were partially offset by a decrease of $0.8 million in consulting expense. The increase in personnel and related costs included an increase of $3.2 million in stock-based compensation, an increase of $1.0 million in salaries and related taxes, and an increase of $0.9 million in employee benefits expense.
General and administrative

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
General and administrative	$37,939	$34,088	$3,851	11%
General and administrative expense increased by $3.9 million, or 11%, for the three months ended July 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $3.8 million in personnel and related costs. The increase in personnel and related costs included an increase of $2.7 million in stock-based compensation expense and an increase of $1.0 million in salaries and related taxes.
Restructuring and other related charges

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Restructuring and other related charges	$725	$—	$725	100%
For the three months ended July 31, 2023, we recorded restructuring and other related charges comprising employee-related severance and other termination benefits of approximately $0.7 million, while we had no such charges in the same period of the prior year.

Other Income (Expense), Net
Interest expense

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(6,306)	$(6,401)	$95	(1)%
Interest expense decreased slightly by $0.1 million, or (1)%, for the three months ended July 31, 2023 compared to the same period of the prior year.
Other income (expense), net

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Other income (expense), net	$7,300	$339	$6,961	2,053%
Other income, net was $7.3 million for the three months ended July 31, 2023 compared to $0.3 million for the same period of the prior year. This change of $7.0 million was primarily due to an increase of $7.2 million in investment income due to new investments in marketable securities and higher interest earned on funds invested in money market funds.
Provision for Income Taxes

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$13,255	$2,848	$10,407	365%
The provision for income taxes increased $10.4 million, or 365%, for the three months ended July 31, 2023 compared to the same period of the prior year. Our effective tax rate was (38)% and (4%) of our net loss before taxes for the three months ended July 31, 2023 and 2022, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges. The increase in tax expense is driven primarily by growth in business operations in jurisdictions where we generate taxable income and do not have any available tax credits or net operating losses to offset that income and a one-time charge of $7.4 million for income taxes associated with acquisition-related integration.
We maintain a full valuation allowance against our U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the cumulative U.S. losses during the prior twelve quarters, including permanent differences, and based on all available positive and negative evidence, as of July 31, 2023 and April 30, 2023, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realized. However, given our current U.S. earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next 12 months sufficient positive evidence of sustained U.S. profitability may become available to allow us to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the fiscal period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change based on the level of sustained U.S. profitability we are able to actually achieve.
Liquidity and Capital Resources
As of July 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $957.1 million. Our cash and cash equivalents and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.

We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.1 billion as of July 31, 2023. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and marketable securities and cash from our future operations will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and macroeconomic conditions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our solutions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In July 2021, we issued long-term debt of $575.0 million, and we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$37,812	$(9,705)
Net cash used in investing activities	$(55,095)	$(479)
Net cash provided by financing activities	$3,843	$3,397
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the three months ended July 31, 2023 was $37.8 million, which resulted from adjustments for non-cash charges of $81.8 million and net cash inflow of $4.6 million from changes in operating assets and liabilities, offset by a net loss of $48.5 million. Non-cash charges primarily consisted of $57.1 million for stock-based compensation expense, $17.6 million for amortization of deferred contract acquisition costs, $1.2 million of foreign currency exchange losses, $5.1 million of depreciation and intangible asset amortization expense, and $2.7 million in non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was the result of a decrease of $75.9 million in accounts receivable and a decrease of $5.6 million in prepaid expenses and other assets. These outflows were partially offset by a $29.1 million decrease in deferred revenue, a net decrease of $23.5 million in accounts payable, accrued expenses and accrued compensation and benefits, an increase in deferred contract acquisition costs of $21.1 million as our sales commissions increased due to increased business volume, and a decrease of $3.1 million in operating lease liabilities.
Net cash used in operating activities during the three months ended July 31, 2022 was $9.7 million, which resulted from a net loss of $69.6 million adjusted for non-cash charges of $75.3 million and net cash outflow of $15.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $46.9 million for stock-based compensation expense, $17.4 million for amortization of deferred contract acquisition costs, $5.2 million of depreciation and intangible asset amortization expense, $3.0 million in non-cash operating lease costs, net foreign currency transaction loss of $1.8 million, an increase of $0.7 million in deferred tax assets, and amortization of debt issuance costs of $0.3 million. The net cash outflow from changes in operating assets and liabilities was the result of a decrease of $27.0 million in deferred revenue, an increase in deferred contract acquisition costs of $19.7 million as our sales commissions increased due to increased business volume, a net decrease of $18.4 million in accounts payable, accrued expenses, and accrued compensation and benefits, and a decrease of $3.2 million in operating lease liabilities. These outflows were partially offset by a decrease of $46.0 million in accounts receivable and a decrease of $6.8 million in prepaid expenses and other assets.

Net Cash Used in Investing Activities
Net cash used in investing activities of $55.1 million during the three months ended July 31, 2023 was primarily due to the purchase of marketable securities of $83.6 million, offset by cash provided by maturities of marketable securities of $29.1 million. In addition, we incurred $0.6 million of capital expenditures during the three months ended July 31, 2023.
Net cash used in investing activities of $0.5 million during the three months ended July 31, 2022 was due to capital expenditures during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $3.8 million during the three months ended July 31, 2023 was due to the proceeds from stock option exercises.
Net cash provided by financing activities of $3.4 million during the three months ended July 31, 2022 was due to the proceeds from stock option exercises.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. There have been no material changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.
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
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $959.8 million as of July 31, 2023. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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

We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized a foreign currency transaction loss of $0.7 million and $1.0 million for the three months ended July 31, 2023 and 2022, respectively.
As of July 31, 2023, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $14.8 million on our cash, cash equivalents, restricted cash, and marketable securities balances.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended July 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated herein by reference to Part I, Item 1. “Financial Statements,” Note 7, “Commitments and Contingencies — Legal Matters” included in this Quarterly Report on Form 10-Q.
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
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business, industry and ownership of our ordinary shares is set forth below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before deciding whether to invest in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that could affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. In addition, major geopolitical events, including any worsening of the macroeconomic environment, may exacerbate the risks described below, any of which could have a material impact on us and additional impacts that are currently not known to us may arise.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to approximately 20,500 as of July 31, 2023. Further, although we implemented a workforce reduction in November 2022 and may modify our hiring to align with our evolving growth plans, our employee headcount generally has increased as we have expanded our business. The growth and expansion of our business and offerings place a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to leverage, develop and retain qualified employees effectively enough to maintain our growth plans. We must continue to improve our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively. Our failure to do so could result in increased costs, negatively affect our customers’ satisfaction with our offerings, and harm our results of operations.
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
We have incurred losses in all years since our inception. We incurred a net loss of $48.5 million, $236.2 million, and $203.8 million for the three months ended July 31, 2023 and the years ended April 30, 2023 and 2022, respectively. As a result, we had an accumulated deficit of $1.1 billion as of July 31, 2023. We anticipate that our operating expenses will continue to increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of rising rates of inflation and other macroeconomic events. You should not consider our revenue growth in prior periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive operating cash flow for the three months ended July 31, 2023 and in fiscal 2023, any failure to grow our business could prevent us from achieving positive operating cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

Our ability to grow our business will depend significantly on the expansion and adoption of our Elastic Cloud offerings.
We believe our future success will depend significantly on the growth in the adoption of Elastic Cloud, our family of cloud-based offerings. We have incurred and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have also entered into non-cancelable multi-year cloud hosting capacity commitments with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We believe that we must offer a family of cloud-based products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. For the three months ended July 31, 2023 and the years ended April 30, 2023 and 2022, Elastic Cloud contributed 41%, 40%, and 35% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption, and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market, or deliver cloud-based offerings that satisfy customer requirements technically or commercially, if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of adverse macroeconomic conditions, or Russia’s invasion of Ukraine, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current, future, or sustained economic uncertainties or downturns, whether actual or perceived, could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and in international markets, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, changes in inflation, foreign exchange and interest rate environments, recessionary fears, supply chain constraints, energy costs, political instability, natural catastrophes, warfare, infectious diseases and terrorist attacks, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, inflation rates recently reached levels not seen in decades and may continue to create economic volatility as governments adjust interest rates in an attempt to manage the inflationary environment, which may further lead to our customers tightening their technology spend and investment. Further, the ongoing international political crisis resulting from Russia’s invasion of Ukraine could continue to have significant negative macroeconomic consequences, including on the businesses of our customers, which could negatively impact their spending on our offerings. Moreover, instability in the global banking system recently has resulted in failures of major banks. Any further disruptions or other adverse developments, or concerns or rumors about any such events or similar risks, in the financial services industry, both in the U.S. and in international markets, may lead to market-wide liquidity problems and may impact our or our customers’ liquidity and, as a result, negatively affect the level of customer spending on our offerings.
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
In the United States, many states have enacted or are considering enacting such legislation. These laws and regulations may include a private right of action for certain data breaches or noncompliance with privacy obligations, may provide for penalties and other remedies, and may require us to incur substantial costs and expenses and liabilities in connection with our compliance. Other U.S. states and the U.S. federal government are considering or have enacted similar privacy legislation. Many obligations under these laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. Failure to comply with these varying laws and standards may subject us to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.

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
On June 4, 2021, the European Commission issued new Standard Contractual Clauses (“SCC”) applicable to cross-border data transfers of personal data for people located in the EEA. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCC”), which went into effect on March 21, 2022. In addition, on May 22, 2023, Ireland’s Data Protection Commission (“DPC”) found that another company’s use of SCCs in its data transfers failed to adequately protect the personal data of its European users, and accordingly the DPC fined that company approximately $1.3 billion. While the full implications of this recent DPC decision for other companies such as us are not yet clear, those implications may, among other matters, affect our ability to continue using SCCs in our contracts or subject us to increased risk of regulatory fines related to our use of SCCs. In light of these and other ongoing developments relating to cross-border data transfer, we may experience additional costs associated with increased compliance burdens, and this regulation may impact our ability to transfer personal data across our organization, to customers, or to third parties.
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
Technology is constantly and rapidly evolving and security functionality may not develop as quickly, which could create vulnerabilities that can be exploited. Additionally, cyber threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. The use of AI by threat actors may increase the velocity of such threats, magnifying the risks associated with these types of attacks. As a provider of security solutions, we have been and may continue to be specifically targeted by threat actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry continues to see a large volume of phishing attacks and unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. If our security measures are breached or otherwise compromised as a result of third-party action, employee or contractor error, defect, vulnerability, or bugs in our products or products of third parties upon which we rely, malfeasance or otherwise, including any such breach or compromise resulting in someone obtaining unauthorized access to our confidential information, such as personal data or the confidential information or personal data of our customers or others, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption, unavailability, or destruction of our or others’ confidential information and personal data, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security or an inability to maintain security certifications or to comply with our customer or user agreements, contracts with third-party vendors or service providers or other contracts may damage our reputation, cause a loss of confidence in our security solutions and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security breach or incident, and we may face difficulties or delays in identifying and responding to any security breach or incident.
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

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Security risks have also heightened as more individuals are working remotely and utilizing home networks for transmitting information, and reported ransomware incidents with significant operational impacts also appear to be escalating in frequency and degree. Also, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services as well as retaliatory cybersecurity attacks from Russian and Russian-affiliated actors against companies with a U.S. presence. We may be at a heightened risk of such retaliatory attacks due to our decision to no longer sell our products to companies in Russia or Belarus until further notice, and to support Ukraine by, among other things, providing free access to Elastic Cloud solutions, including our platinum security capabilities, to organizations in Ukraine.
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
Subscription revenue accounts for the substantial majority of our revenue, comprising 92%, 92%, and 93% of total revenue for the three months ended July 31, 2023 and the years ended April 30, 2023 and 2022, respectively. The effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods. We recognize the vast majority of our subscription revenue, either based on actual consumption, monthly, or ratably, over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter represents the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters.
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
We rely on third-party cloud platforms to host our cloud offerings. If we experience an interruption in service for any reason, our cloud offerings would similarly be interrupted. The ongoing effects of Russia’s invasion of Ukraine, adverse economic conditions, and increased energy prices could also disrupt the supply chain of hardware needed to maintain our third-party data center operations. An interruption in our services to our customers could cause our customers’ internal and consumer-facing applications to cease functioning, which could have a material adverse effect on our business, results of operations, customer relationships and reputation.
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
As of July 31, 2023, we had customers located in over 125 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of July 31, 2023, we had employees located in over 35 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
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
Holders of an aggregate of 17,063,977 ordinary shares, based on shares outstanding as of July 31, 2023, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated investors’ rights agreement, dated July 19, 2016. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of shares, such sales could adversely affect the market price for our ordinary shares. We have also filed, and may file in the future, registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plans, which may in turn be sold and may adversely affect the market price for our ordinary shares.
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
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of July 31, 2023, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each for purposes of Regulation S-K Item 408.
Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
10.1	Employment Agreement between Elasticsearch Ltd and Shay Banon, dated June 19, 2023.					X
10.2	Form of Performance Unit Agreement under the Amended and Restated 2012 Stock Option Plan.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
______________________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date: September 1, 2023	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 1, 2023	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)