Form 10-Q
period 2023-10-31
Elastic N.V.
filed 2023-12-01
CIK 1707753

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
For the quarterly period ended October 31, 2023
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

The Netherlands	98-1756035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 28, 2023, the registrant had 99,630,496 ordinary shares, par value €0.01 per share, outstanding.

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
•the impact of the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine on our business and on the businesses of our customers and partners, including their spending priorities;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of October 31, 2023	As of April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$589,685	$644,167
Restricted cash	2,807	2,473
Marketable securities	376,674	271,041
Accounts receivable, net of allowance for credit losses of $3,569 and $3,409 as of October 31, 2023 and April 30, 2023, respectively	232,250	260,919
Deferred contract acquisition costs	62,733	55,813
Prepaid expenses and other current assets	37,620	39,867
Total current assets	1,301,769	1,274,280
Property and equipment, net	4,996	5,092
Goodwill	303,494	303,642
Operating lease right-of-use assets	18,236	19,997
Intangible assets, net	21,008	29,104
Deferred contract acquisition costs, non-current	95,627	95,879
Deferred tax assets	6,824	7,412
Other assets	5,892	8,076
Total assets	$1,757,846	$1,743,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,382	$35,151
Accrued expenses and other liabilities	63,873	63,532
Accrued compensation and benefits	65,407	76,483
Operating lease liabilities	11,588	12,749
Deferred revenue	510,981	528,704
Total current liabilities	687,231	716,619
Deferred revenue, non-current	25,096	34,248
Long-term debt, net	568,072	567,543
Operating lease liabilities, non-current	12,160	13,942
Other liabilities, non-current	10,151	12,233
Total liabilities	1,302,710	1,344,585
Commitments and contingencies (Notes 7 and 8)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2023 and April 30, 2023	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 99,599,262 shares issued and outstanding as of October 31, 2023 and 97,366,947 shares issued and outstanding as of April 30, 2023	1,048	1,024
Treasury stock	(369)	(369)
Additional paid-in capital	1,604,896	1,471,584
Accumulated other comprehensive loss	(23,808)	(20,015)
Accumulated deficit	(1,126,631)	(1,053,327)
Total shareholders’ equity	455,136	398,897
Total liabilities and shareholders’ equity	$1,757,846	$1,743,482
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Revenue
Subscription	$287,743	$241,211	$557,990	$473,025
Services	22,869	23,190	46,375	41,457
Total revenue	310,612	264,401	604,365	514,482
Cost of revenue
Subscription	59,996	55,101	117,262	108,652
Services	20,093	19,656	40,304	39,084
Total cost of revenue	80,089	74,757	157,566	147,736
Gross profit	230,523	189,644	446,799	366,746
Operating expenses
Research and development	80,108	75,568	160,798	154,217
Sales and marketing	133,230	128,179	266,399	253,185
General and administrative	38,695	34,925	76,634	69,013
Restructuring and other related charges	29	—	754	—
Total operating expenses	252,062	238,672	504,585	476,415
Operating loss	(21,539)	(49,028)	(57,786)	(109,669)
Other income, net
Interest expense	(6,349)	(6,209)	(12,655)	(12,610)
Other income, net	8,239	14,975	15,539	15,314
Loss before income taxes	(19,649)	(40,262)	(54,902)	(106,965)
Provision for income taxes	5,147	7,043	18,402	9,891
Net loss	$(24,796)	$(47,305)	$(73,304)	$(116,856)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.25)	$(0.50)	$(0.74)	$(1.23)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	99,073,401	95,307,146	98,507,725	94,964,423
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(24,796)	$(47,305)	$(73,304)	$(116,856)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(196)	—	(1,607)	—
Foreign currency translation adjustments	(3,961)	(6,282)	(2,186)	(8,906)
Other comprehensive loss	(4,157)	(6,282)	(3,793)	(8,906)
Total comprehensive loss	$(28,953)	$(53,587)	$(77,097)	$(125,762)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of July 31, 2023	98,377,727	$1,035	$(369)	$1,532,543	$(19,651)	$(1,101,835)	$411,723
Issuance of ordinary shares upon exercise of stock options	451,558	4	—	6,796	—	—	6,800
Issuance of ordinary shares upon release of restricted stock units	575,872	7	—	(7)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	194,105	2	—	9,109	—	—	9,111
Stock-based compensation	—	—	—	56,455	—	—	56,455
Net loss	—	—	—	—	—	(24,796)	(24,796)
Other comprehensive loss	—	—	—	—	(4,157)	—	(4,157)
Balances as of October 31, 2023	99,599,262	$1,048	$(369)	$1,604,896	$(23,808)	$(1,126,631)	$455,136

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of July 31, 2022	94,970,627	$999	$(369)	$1,300,379	$(20,754)	$(886,717)	$393,538
Issuance of ordinary shares upon exercise of stock options	258,813	3	—	4,324	—	—	4,327
Issuance of ordinary shares upon release of restricted stock units	346,335	3	—	(3)	—	—	—
Stock-based compensation	—	—	—	47,287	—	—	47,287
Net loss	—	—	—	—	—	(47,305)	(47,305)
Other comprehensive loss	—	—	—	—	(6,282)	—	(6,282)
Balances as of October 31, 2022	95,575,775	$1,005	$(369)	$1,351,987	$(27,036)	$(934,022)	$391,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2023	97,366,947	$1,024	$(369)	$1,471,584	$(20,015)	$(1,053,327)	$398,897
Issuance of ordinary shares upon exercise of stock options	715,386	7	—	10,636	—	—	10,643
Issuance of ordinary shares upon release of restricted stock units	1,322,824	15	—	(15)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	194,105	2	—	9,109	—	—	9,111
Stock-based compensation	—	—	—	113,582	—	—	113,582
Net loss	—	—	—	—	—	(73,304)	(73,304)
Other comprehensive loss	—	—	—	—	(3,793)	—	(3,793)
Balances as of October 31, 2023	99,599,262	$1,048	$(369)	$1,604,896	$(23,808)	$(1,126,631)	$455,136

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2022	94,174,914	$990	$(369)	$1,250,108	$(18,130)	$(817,166)	$415,433
Issuance of ordinary shares upon exercise of stock options	484,076	6	—	7,718	—	—	7,724
Issuance of ordinary shares upon release of restricted stock units	916,785	9	—	(9)	—	—	—
Stock-based compensation	—	—	—	94,170	—	—	94,170
Net loss	—	—	—	—	—	(116,856)	(116,856)
Other comprehensive loss	—	—	—	—	(8,906)	—	(8,906)
Balances as of October 31, 2022	95,575,775	$1,005	$(369)	$1,351,987	$(27,036)	$(934,022)	$391,565
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net loss	$(73,304)	$(116,856)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,781	10,430
Amortization of premium and accretion of discount on marketable securities, net	(3,646)	—
Amortization of deferred contract acquisition costs	35,952	35,674
Amortization of debt issuance costs	529	506
Non-cash operating lease cost	5,270	5,649
Stock-based compensation expense	113,582	94,170
Deferred income taxes	427	(80)
Foreign currency transaction loss	422	48
Other	(18)	67
Changes in operating assets and liabilities:
Accounts receivable, net	26,972	25,193
Deferred contract acquisition costs	(43,421)	(43,569)
Prepaid expenses and other current assets	2,143	7,909
Other assets	1,556	4,809
Accounts payable	118	12,320
Accrued expenses and other liabilities	(1,393)	(1,645)
Accrued compensation and benefits	(10,773)	(5,947)
Operating lease liabilities	(6,194)	(5,573)
Deferred revenue	(22,578)	(22,168)
Net cash provided by operating activities	35,425	937
Cash flows from investing activities
Purchases of property and equipment	(1,528)	(822)
Purchases of marketable securities	(178,301)	—
Maturities of marketable securities	75,292	—
Net cash used in investing activities	(104,537)	(822)
Cash flows from financing activities
Proceeds from issuance of ordinary shares under employee stock purchase plan	9,111	—
Proceeds from issuance of ordinary shares upon exercise of stock options	10,643	7,724
Net cash provided by financing activities	19,754	7,724
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,790)	(12,854)
Net decrease in cash, cash equivalents, and restricted cash	(54,148)	(5,015)
Cash, cash equivalents, and restricted cash, beginning of period	646,640	863,637
Cash, cash equivalents, and restricted cash, end of period	$592,492	$858,622
Supplemental disclosures of cash flow information
Cash paid for interest	$12,127	$12,104
Cash paid for income taxes, net	$14,990	$3,861
Cash paid for operating lease liabilities	$6,790	$6,605
Supplemental disclosures of non-cash investing and financing information
Changes in property and equipment included in accounts payable	$79	$64
Operating lease right-of-use assets for new lease obligations	$3,584	$10,770
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Elastic N.V. (“Elastic” or the “Company”) was incorporated under the laws of the Netherlands in 2012. The Company created the Elastic Stack, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization on that data. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. The Company offers three software solutions built into the Elastic Stack: Search, Observability, and Security. The Elastic Stack and the Company’s solutions are designed to run across hybrid clouds, public or private clouds, and multi-cloud environments.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of October 31, 2023, interim condensed consolidated statements of operations, comprehensive loss, and shareholders’ equity for the three and six months ended October 31, 2023 and 2022, and interim condensed consolidated statements of cash flows for the six months ended October 31, 2023 and 2022 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of October 31, 2023; results of the Company’s operations for the three and six months ended October 31, 2023 and 2022; statements of shareholders’ equity for the three and six months ended October 31, 2023 and 2022; and statements of cash flows for the six months ended October 31, 2023 and 2022. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and six month periods are also unaudited. The results for the three and six months ended October 31, 2023 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2024, or any other future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet data as of April 30, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023 filed with the SEC on June 16, 2023 (the “Company’s Annual Report on Form 10-K”).
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
New Accounting Pronouncements Not Yet Adopted
There have been no new accounting pronouncements or changes in accounting pronouncements during the six months ended October 31, 2023 that are significant or potentially significant to the Company.
3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2023		2022		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$134,989	43%	$103,237	39%	$256,161	42%	$200,966	39%
Other subscription	152,754	50%	137,974	52%	301,829	50%	272,059	53%
Total subscription	287,743	93%	241,211	91%	557,990	92%	473,025	92%
Services	22,869	7%	23,190	9%	46,375	8%	41,457	8%
Total revenue	$310,612	100%	$264,401	100%	$604,365	100%	$514,482	100%
Concentration of Credit Risk
One customer, a channel partner, accounted for 11% and 12% of net accounts receivable as of October 31, 2023 and April 30, 2023, respectively. The same customer accounted for 10% of total revenue during the three and six months ended October 31, 2023. No customer accounted for more than 10% of the Company’s total revenue for the three and six months ended October 31, 2022.
Deferred Revenue
The Company recognized revenue of $371.2 million and $301.4 million during the six months ended October 31, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of October 31, 2023 and April 30, 2023, unbilled accounts receivable was $2.2 million.

Remaining Performance Obligations
As of October 31, 2023, the Company had $1.117 billion of remaining performance obligations. As of October 31, 2023, the Company expects to recognize approximately 90% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $36.0 million and $35.7 million for the six months ended October 31, 2023 and 2022, respectively. The Company did not recognize any impairment of deferred contract acquisition costs during the six months ended October 31, 2023 and 2022.
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
The following table summarizes assets that are measured at fair value on a recurring basis as of October 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$299,934	$—	$—	$299,934
Certificates of deposit	—	8,202	—	8,202
Total included in cash and cash equivalents	299,934	8,202	—	308,136

Marketable securities:
Certificates of deposit	—	53,092	—	53,092
Commercial paper	—	30,044	—	30,044
Municipal securities	—	2,495	—	2,495
U.S. treasury securities	68,919	—	—	68,919
Corporate debt securities	—	178,297	—	178,297
U.S. agency bonds	—	43,827	—	43,827
Total marketable securities	68,919	307,755	—	376,674
Total financial assets	$368,853	$315,957	$—	$684,810

The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$194,261	$—	$—	$194,261
U.S. agency securities	—	27,406	—	27,406
Certificates of deposit	—	21,750	—	21,750
Commercial paper	—	60,750	—	60,750
Total included in cash and cash equivalents	194,261	109,906	—	304,167

Marketable securities:
Certificates of deposit	—	31,645	—	31,645
Commercial paper	—	33,735	—	33,735
U.S. treasury securities	47,627	—	—	47,627
Corporate debt securities	—	118,228	—	118,228
U.S. agency bonds	—	39,806	—	39,806
Total marketable securities	47,627	223,414	—	271,041
Total financial assets	$241,888	$333,320	$—	$575,208
Interest income from the Company’s cash, cash equivalents and marketable securities was $7.1 million and $13.2 million for the three and six months ended October 31, 2023, respectively, and $3.4 million and $4.8 million for the three and six months ended October 31, 2022, respectively, and is included in other income, net in the condensed consolidated statement of operations.
As of October 31, 2023 and April 30, 2023, net unrealized losses on the marketable securities were immaterial. The fluctuations in market interest rates impact the unrealized losses or gains on these securities.
As of October 31, 2023 and April 30, 2023, the contractual maturities of the Company’s available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of October 31, 2023	As of April 30, 2023
Due within 1 year	$257,868	$168,264
Due between 1 year and 3 years	118,806	102,777
Total marketable securities	$376,674	$271,041
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of October 31, 2023 was approximately $484.1 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of October 31, 2023	As of April 30, 2023
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$11,423	$10,081
Computer hardware and software	3	3,125	2,220
Furniture and fixtures	3-5	6,803	6,093
Assets under construction		243	1,734
Total property and equipment		21,594	20,128
Less: accumulated depreciation		(16,598)	(15,036)
Property and equipment, net		$4,996	$5,092
Depreciation expense related to property and equipment was $0.8 million and $1.7 million for the three and six months ended October 31, 2023, respectively, and $1.0 million and $2.0 million for the three and six months ended October 31, 2022, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of October 31, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$49,089	$21,041	2.3
Customer relationships	19,598	19,598	—	0.0
Trade names	2,872	2,872	—	0.0
Total	$92,600	$71,559	$21,041	2.3
Foreign currency translation adjustment			(33)
Total			$21,008
Intangible assets consisted of the following as of April 30, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$43,136	$26,994	2.7
Customer relationships	19,598	17,641	1,957	0.4
Trade names	2,872	2,686	186	0.4
Total	$92,600	$63,463	$29,137	2.5
Foreign currency translation adjustment			(33)
Total			$29,104

Amortization expense for the intangible assets for the three and six months ended October 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue – subscription	$2,977	$2,961	$5,953	$5,925
Sales and marketing	911	1,232	2,143	2,463
Total amortization of acquired intangible assets	$3,888	$4,193	$8,096	$8,388
The expected future amortization expense related to the intangible assets as of October 31, 2023 was as follows (in thousands, by fiscal year):

Remainder of 2024	$5,887
2025	8,018
2026	5,057
2027	2,046
2028	—
Thereafter	—
Total	$21,008
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2023	$303,642
Foreign currency translation adjustment	(148)
Balance as of October 31, 2023	$303,494
There was no impairment of goodwill during the six months ended October 31, 2023 and 2022.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of October 31, 2023	As of April 30, 2023
Accrued expenses	$29,934	$24,163
Income taxes payable	12,685	9,738
Value added taxes payable	6,670	9,403
Accrued interest	6,918	6,918
Other	7,666	13,310
Total accrued expenses and other liabilities	$63,873	$63,532
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31, 2023	As of April 30, 2023
Accrued vacation	$30,637	$30,026
Accrued commissions	15,328	26,175
Accrued payroll and withholding taxes	8,390	6,586
Other	11,052	13,696
Total accrued compensation and benefits	$65,407	$76,483

Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Six Months Ended October 31,
	2023	2022
Beginning balance	$3,409	$2,700
Bad debt expense	1,660	785
Accounts written off	(1,500)	(1,684)
Ending balance	$3,569	$1,801
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
The net carrying amount of the Senior Notes was as follows (in thousands):

	As of October 31, 2023	As of April 30, 2023
Principal	$575,000	$575,000
Unamortized debt issuance costs	(6,928)	(7,457)
Net carrying amount	$568,072	$567,543
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Contractual interest expense	$5,930	$5,929	$11,859	$11,859
Amortization of debt issuance costs	266	254	529	506
Total interest expense related to the Senior Notes	$6,196	$6,183	$12,388	$12,365

7. Commitments and Contingencies
Cloud Hosting Commitments
During the six months ended October 31, 2023, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K.
Letters of Credit
The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of October 31, 2023.
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
8. Leases
The Company’s leases provide for rental of corporate office space under non-cancelable operating lease agreements that expire at various dates through fiscal 2029. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Operating lease cost	$2,985	$3,318	$5,840	$6,451
Short-term lease cost	500	565	974	1,348
Variable lease cost	285	(3)	522	227
Total lease cost	$3,770	$3,880	$7,336	$8,026
Lease term and discount rate information are summarized as follows:

As of October 31, 2023
Weighted average remaining lease term (in years)	2.42
Weighted average discount rate	4.78%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of October 31, 2023 were as follows (in thousands, by fiscal year):

Remainder of 2024	$6,728
2025	9,728
2026	5,420
2027	1,491
2028	1,501
Thereafter	271
Total minimum lease payments	25,139
Less imputed interest	(1,391)
Present value of future minimum lease payments	23,748
Less current lease liabilities	(11,588)
Operating lease liabilities, non-current	$12,160
9. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to our articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through October 31, 2023.
The board of directors has been authorized by the general meeting, on the Company’s behalf, to issue the Company’s ordinary shares and grant rights to acquire the Company’s ordinary shares in an amount up to 20% of the issued share capital of the Company as of August 21, 2023. This authorization is valid for a period of 18 months from October 5, 2023.
Ordinary Shares Reserved for Issuance
The Company has reserved ordinary shares for issuance as follows:

	As of October 31, 2023	As of April 30, 2023
Stock options issued and outstanding	3,225,368	4,038,238
RSUs issued and outstanding	6,593,346	7,494,399
Available for future grants	22,106,970	17,564,133
Available for employee stock purchases	5,805,895	6,000,000
Total ordinary shares reserved	37,731,579	35,096,770
Preference Shares
The Company’s authorized preference share capital pursuant to our articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of October 31, 2023, there were no preference shares issued or outstanding.
Preference shares in the capital of the Company may currently only be issued pursuant to a resolution adopted by the general meeting of shareholders at the proposal of the board of directors.
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
For the three and six months ended October 31, 2023, 194,105 ordinary shares were purchased under the 2022 ESPP. Stock-based compensation expense recognized related to the 2022 ESPP was $1.8 million and $3.6 million for the three and six months ended October 31, 2023, respectively.
2012 Stock Option Plan
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 and further amended in December 2021 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and any other duly authorized committee may grant stock options and other equity-based awards, such as Restricted Stock Awards (“RSAs”), Restricted Stock Units (“RSUs”), and performance-based RSUs (“PSUs”), to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business.
The Company’s board of directors, compensation committee or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. During the six months ended October 31, 2023, the Company granted PSUs that vest over three years with a one-year performance period. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs (including PSUs) that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.
The equity awards available for grant were as follows:

Six Months Ended October 31, 2023
Available at beginning of fiscal year	17,564,133
Awards authorized	4,868,347
Options canceled	96,261
RSUs granted (1)	(1,030,554)
RSUs canceled (2)	608,783
Available at end of period	22,106,970
(1) Includes 132,960 PSUs granted during the six months ended October 31, 2023.
(2) Includes 16,437 PSUs canceled during the six months ended October 31, 2023.
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2023	4,038,238	$32.74	5.35	$134,778
Stock options exercised	(715,386)	$14.88
Stock options canceled	(96,261)	$95.90
Stock options assumed in acquisition canceled	(1,223)	$75.42
Balance as of October 31, 2023	3,225,368	$34.80	4.97	$147,640
Exercisable as of October 31, 2023	2,881,360	$27.94	4.63	$146,658
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $49.97 and $48.56 for the three and six months ended October 31, 2022, respectively.

As of October 31, 2023, the Company had unrecognized stock-based compensation expense of $18.9 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 2.01 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2023	7,494,399	$74.52
RSUs granted (1)	1,030,554	$72.96
RSUs released	(1,322,824)	$78.79
RSUs canceled (2)	(608,783)	$73.75
Outstanding and unvested at October 31, 2023	6,593,346	$73.49
(1) Includes 132,960 PSUs granted during the six months ended October 31, 2023.
(2) Includes 16,437 PSUs canceled during the six months ended October 31, 2023.
During the six months ended October 31, 2023, the Company granted 132,960 PSUs subject to performance and service conditions, with a grant-date fair value of $9.1 million, to certain executives. The PSUs become eligible to vest based on the level of the Company’s achievement against a revenue-based performance goal for fiscal 2024. The amount that may be earned ranges from 0% to 200% of the eligible PSUs. Subject to the executives’ continued service to the Company through the applicable vesting date, one-third of the eligible PSUs will vest following the end of fiscal 2024 and, thereafter, one-eighth of the remaining eligible PSUs will vest on a quarterly basis over two years. Compensation expense related to PSUs is measured at the fair value on the date of grant and recognized over the requisite service period. In the event that an executive’s continuous service to the Company ceases, any associated unvested PSUs will immediately terminate and be forfeited. The Company recognizes forfeitures as they occur.
As of October 31, 2023, the Company had unrecognized stock-based compensation expense of $441.9 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.80 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue
Subscription	$2,117	$2,029	$4,300	$4,189
Services	2,853	2,313	5,649	4,538
Research and development	21,964	18,763	44,400	37,473
Sales and marketing	18,175	16,013	37,014	31,660
General and administrative	11,346	8,169	22,219	16,310
Total stock-based compensation expense	$56,455	$47,287	$113,582	$94,170

11. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(24,796)	$(47,305)	$(73,304)	$(116,856)
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	99,073,401	95,307,146	98,507,725	94,964,423
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.25)	$(0.50)	$(0.74)	$(1.23)
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

	Six Months Ended October 31,
	2023	2022
Stock options	3,225,368	4,714,431
RSUs	6,593,346	4,536,920
Employee stock purchase plan	159,142	—
Total	9,977,856	9,251,351
12. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $5.1 million and $7.0 million for the three months ended October 31, 2023 and 2022, respectively, and $18.4 million and $9.9 million for the six months ended October 31, 2023 and 2022, respectively. The provision for income taxes was primarily due to foreign taxes. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law.
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
13. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $4.3 million and $4.4 million of expense related to the 401(k) Plan for the three months ended October 31, 2023 and 2022, respectively, and $9.1 million for the six months ended October 31, 2023 and 2022.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $2.8 million and $2.1 million of expense for the three months ended October 31, 2023 and 2022, respectively, and $5.9 million and $4.5 million for the six months ended October 31, 2023 and 2022, respectively.

14. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
United States	$180,976	$159,694	$351,215	$305,061
Rest of world	129,636	104,707	253,150	209,421
Total revenue	$310,612	$264,401	$604,365	$514,482
Other than the United States, no individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of October 31, 2023	As of April 30, 2023
United States	$13,313	$13,476
The Netherlands	4,197	4,597
United Kingdom	1,655	2,797
India	1,305	1,803
Rest of world	2,762	2,416
Total long-lived assets	$23,232	$25,089
15. Restructuring and Other Related Charges
On November 30, 2022, the Company announced and began implementing a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by approximately 13% and implementing certain facilities-related cost optimization actions. For the three months ended October 31, 2023, the Company recorded a nominal amount of employee-related severance and other termination benefits. For the six months ended October 31, 2023, the Company recorded $0.8 million of employee-related severance and other termination benefits.
The following table presents the total amount incurred and the liability, which is recorded in accrued compensation and employee benefits in the condensed consolidated balance sheet, for restructuring-related employee termination benefits as of October 31, 2023 (in thousands):

	Three Months Ended October 31, 2023	Six Months Ended October 31, 2023
Beginning balance	$932	$738
Incurred during the period	29	754
Paid during the period	(109)	(648)
Foreign currency translation adjustment	(10)	(2)
Ending balance	$842	$842
16. Subsequent Events
On November 30, 2023, the Company acquired 100% of the share capital of Opster Ltd. (Opster) for cash consideration of approximately $20.0 million. A privately held company headquartered in Israel, Opster has developed a collection of products that DevOps and engineering teams use to take charge of their search operations. The acquisition will be accounted for as a business combination and, accordingly, the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The Company is in the process of finalizing the purchase price allocation for the transaction.

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
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 92% of total revenue in the six months ended October 31, 2023 and 2022. We also generate revenue from consulting and training services.

We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of October 31, 2023, we had approximately 20,700 customers compared to approximately 19,700 customers as of October 31, 2022. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending on our products but can significantly grow their spending. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,220 and over 1,050 as of October 31, 2023 and 2022, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both initial conversion of users into customers and additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing the Elastic Stack and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,055 employees as of October 31, 2023.
Current Economic Conditions
Recent and current macroeconomic events, including inflation, slower economic growth, and political unrest, continue to evolve and negatively impact worldwide economic activity. Governmental and corporate responses to these factors, including rising interest rates, unpredictable and decreased spending, and layoffs, have added to the highly volatile macroeconomic landscape. We have experienced and, if economic conditions continue to decline, we may continue to experience longer and more unpredictable sales cycles, increased scrutiny of deals, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce or accelerate their digital transformation efforts, we believe the value of our solutions has become even more evident.
Restructuring
To navigate the current economic environment, we have realigned our resources internally to drive greater efficiencies and rebalanced investments across all functions of the organization to reinvest some savings in key priority areas to drive growth. On November 30, 2022, we announced and began implementing a plan to align our investments more closely with our strategic priorities by reducing our workforce by approximately 13% and implementing certain facilities-related cost optimization actions. We incurred $0.8 million in restructuring and other related charges during the six months ended October 31, 2023. As of October 31, 2023, the implementation of the workforce reductions and facilities cost optimization was substantially completed.
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

Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the six months ended October 31, 2023 and 2022, Elastic Cloud contributed 42% and 39% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 110% as of October 31, 2023.
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
Cost of Revenue
Subscription. Cost of subscription consists primarily of personnel and related costs for employees associated with supporting our subscription arrangements, certain third-party expenses, and amortization of certain intangible and other assets. Personnel and related costs, which we refer to as personnel costs, comprise cash compensation, benefits and stock-based compensation to employees, costs of third-party contractors, and allocated overhead costs. Third-party expenses consist of cloud hosting costs and other expenses directly associated with our customer support. We expect our cost of subscription to increase in absolute dollars as our subscription revenue increases.
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

Other Income, Net
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
Results of Operations
The following table sets forth our results of operations for the periods presented.

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Revenue
Subscription	$287,743	$241,211	$557,990	$473,025
Services	22,869	23,190	46,375	41,457
Total revenue	310,612	264,401	604,365	514,482
Cost of revenue (1)(2)
Subscription	59,996	55,101	117,262	108,652
Services	20,093	19,656	40,304	39,084
Total cost of revenue	80,089	74,757	157,566	147,736
Gross profit	230,523	189,644	446,799	366,746
Operating expenses (1)(2)(3)
Research and development	80,108	75,568	160,798	154,217
Sales and marketing	133,230	128,179	266,399	253,185
General and administrative	38,695	34,925	76,634	69,013
Restructuring and other related charges	29	—	754	—
Total operating expenses	252,062	238,672	504,585	476,415
Operating loss (1)(2)(3)	(21,539)	(49,028)	(57,786)	(109,669)
Other income, net
Interest expense	(6,349)	(6,209)	(12,655)	(12,610)
Other income, net	8,239	14,975	15,539	15,314
Loss before income taxes	(19,649)	(40,262)	(54,902)	(106,965)
Provision for income taxes	5,147	7,043	18,402	9,891
Net loss	$(24,796)	$(47,305)	$(73,304)	$(116,856)

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue
Subscription	$2,208	$2,059	$4,589	$4,442
Services	2,979	2,366	5,992	4,735
Research and development	22,562	19,086	45,967	38,758
Sales and marketing	18,730	16,279	38,399	32,701
General and administrative	11,624	8,297	22,770	16,716
Total stock-based compensation expense and related employer taxes	$58,103	$48,087	$117,717	$97,352
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue
Subscription	$2,977	$2,961	$5,953	$5,925
Sales and marketing	911	1,232	2,143	2,463
Total amortization of acquired intangibles	$3,888	$4,193	$8,096	$8,388
(3) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Research and development	$395	$1,684	$1,175	$4,164
General and administrative	383	—	383	37
Total acquisition-related expenses	$778	$1,684	$1,558	$4,201

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Revenue
Subscription	93%	91%	92%	92%
Services	7%	9%	8%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)
Subscription	19%	21%	19%	21%
Services	7%	7%	7%	8%
Total cost of revenue	26%	28%	26%	29%
Gross profit	74%	72%	74%	71%
Operating expenses (1)(2)(3)
Research and development	26%	29%	26%	30%
Sales and marketing	43%	48%	44%	49%
General and administrative	12%	13%	13%	14%
Restructuring and other related charges	—%	—%	—%	—%
Total operating expenses	81%	90%	83%	93%
Operating loss (1)(2)(3)	(7)%	(18)%	(9)%	(22)%
Other income, net
Interest expense	(2)%	(3)%	(2)%	(2)%
Other income, net	3%	6%	2%	3%
Loss before income taxes	(6)%	(15)%	(9)%	(21)%
Provision for income taxes	2%	3%	3%	2%
Net loss	(8)%	(18)%	(12)%	(23)%
(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue
Subscription	1%	1%	1%	1%
Services	1%	1%	1%	1%
Research and development	7%	7%	7%	8%
Sales and marketing	6%	6%	6%	6%
General and administrative	4%	3%	4%	3%
Total stock-based compensation expense and related employer taxes	19%	18%	19%	19%
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue
Subscription	1%	1%	1%	1%
Sales and marketing	—%	—%	—%	1%
Total amortization of acquired intangibles	1%	1%	1%	2%

(3) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Research and development	—%	1%	—%	1%
General and administrative	—%	—%	—%	—%
Total acquisition-related expenses	—%	1%	—%	1%
Comparison of Three Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Revenue
Subscription	$287,743	$241,211	$46,532	19%
Services	22,869	23,190	(321)	(1)%
Total revenue	$310,612	$264,401	$46,211	17%
Subscription revenue increased by $46.5 million, or 19%, for the three months ended October 31, 2023 compared to the same period of the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 31% over the same period and increased to 43% of total revenue for the three months ended October 31, 2023 from 39% for the three months ended October 31, 2022.
Services revenue decreased by $0.3 million, or 1%, for the three months ended October 31, 2023 compared to the same period of the prior year. The decrease in services revenue was attributable to timing of delivery of our services offerings.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue
Subscription	$59,996	$55,101	$4,895	9%
Services	20,093	19,656	437	2%
Total cost of revenue	$80,089	$74,757	$5,332	7%
Gross profit	$230,523	$189,644	$40,879	22%

Gross margin:
Subscription	79%	77%
Services	12%	15%
Total gross margin	74%	72%
Cost of subscription revenue increased by $4.9 million, or 9%, for the three months ended October 31, 2023 compared to the same period of the prior year. This increase was primarily due to increases of $3.7 million in cloud infrastructure costs and $1.1 million in other third-party costs. Total subscription margin increased to 79% for the three months ended October 31, 2023 compared to 77% for the same period of the prior year primarily due to efficiencies realized in managing our subscription costs relative to revenue growth.
Cost of services revenue increased by $0.4 million, or 2%, for the three months ended October 31, 2023 compared to the same period of the prior year. This increase was due to an increase of $0.5 million in personnel and related costs, primarily due to an increase of $0.5 million in stock-based compensation. Gross margin for services revenue was 12% for the three months ended October 31, 2023 compared to 15% for the same period of the prior year. The decrease in gross margin was primarily due to growth in personnel and related costs while services revenue fluctuated down. We continue to make investments in our services organization that we believe will be needed as we continue to grow. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.

Operating Expenses
Research and development

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Research and development	$80,108	$75,568	$4,540	6%
Research and development expense increased by $4.5 million, or 6%, for the three months ended October 31, 2023 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $3.4 million, cloud infrastructure costs related to our research and development activities increased by $0.9 million, and consulting costs increased by $0.3 million. The increase in personnel and related costs includes increases of $3.2 million in stock-based compensation and $1.6 million in salaries and related taxes which were partially offset by a decrease in acquisition-related compensation of $1.3 million and a decrease in miscellaneous expense categories of $0.1 million.
Sales and marketing

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing	$133,230	$128,179	$5,051	4%
Sales and marketing expense increased by $5.1 million, or 4%, for the three months ended October 31, 2023 compared to the same period of the prior year. This increase was primarily attributable to an increase of $3.3 million in marketing expenses, an increase of $2.2 million in personnel and related costs and an increase in travel costs by $0.6 million. These increases were partially offset by decreases in consulting expense by $0.4 million, intangible asset amortization by $0.3 million, and software and equipment expense by $0.3 million. The increase in personnel and related costs includes an increase of $2.2 million in stock-based compensation and an increase of $1.9 million in commission expense, offset by decreases of $1.4 million in salaries and related taxes and $0.3 million in employee benefits expense.
General and administrative

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
General and administrative	$38,695	$34,925	$3,770	11%
General and administrative expense increased by $3.8 million, or 11%, for the three months ended October 31, 2023 compared to the same period of the prior year. This increase was primarily attributable to an increase of $2.9 million in personnel and related costs and an increase of $0.7 million in legal and professional costs. The increase in personnel and related costs includes an increase of $3.2 million in stock-based compensation expense and a decrease of $0.4 million in employee benefits.
Restructuring and other related charges

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Restructuring and other related charges	$29	$—	$29	100%
For the three months ended October 31, 2023, we recorded restructuring and other related charges comprising employee-related severance and other termination benefits of less than $1 million, while we had no such charges in the same period of the prior year.

Other Income, Net
Interest expense

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(6,349)	$(6,209)	$(140)	2%
Interest expense remained relatively flat, increasing by $0.1 million, or 2%, for the three months ended October 31, 2023 compared to the same period of the prior year.
Other income, net

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Other income, net	$8,239	$14,975	$(6,736)	(45)%
Other income, net was $8.2 million for the three months ended October 31, 2023 compared to Other income, net of $15.0 million in the same period of the prior year. This decrease of $6.7 million was primarily due to $10.2 million of other income from a one-time favorable settlement of a legal claim during the three months ended October 31, 2022, partially offset by an increase in interest income of $3.7 million.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$5,147	$7,043	$(1,896)	(27)%
The provision for income taxes decreased $1.9 million, or (27)%, for the three months ended October 31, 2023 compared to the same period of the prior year. Our effective tax rate was (26)% and (17)% of our net loss before taxes for the three months ended October 31, 2023 and 2022, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges. The decrease in tax expense is driven primarily by the prior year’s one-time charge related to the completion of acquisition related integration, offset by additional tax expense in the current year resulting from growth in business operations in jurisdictions for which we are not subject to valuation allowances or net operating losses.
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
Due to the cumulative U.S. losses during the prior twelve quarters, driven primarily by permanent differences related to excess tax benefits from stock-based compensation (i.e., “windfalls”), and based on all available positive and negative evidence, as of October 31, 2023 and April 30, 2023, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realized. However, given our current U.S. earnings and anticipated future earnings, we believe there is a reasonable possibility that prior to the end of fiscal year 2024 sufficient positive evidence of sustained U.S. profitability may become available to allow us to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to total income tax expense estimated to be between approximately $220 million and $270 million in the fiscal period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change based on the level of sustained U.S. profitability we are able to actually achieve.

Comparison of Six Months Ended October 31, 2023 and 2022
Revenue

	Six Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Revenue
Subscription	$557,990	$473,025	$84,965	18%
Services	46,375	41,457	4,918	12%
Total revenue	$604,365	$514,482	$89,883	17%
Subscription revenue increased by $85.0 million, or 18%, for the six months ended October 31, 2023 compared to the same period of the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 27% over the same period and increased to 42% of total revenue for the six months ended October 31, 2023 from 39% for the six months ended October 31, 2022.
Services revenue increased by $4.9 million, or 12%, for the six months ended October 31, 2023 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Six Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue
Subscription	$117,262	$108,652	$8,610	8%
Services	40,304	39,084	1,220	3%
Total cost of revenue	$157,566	$147,736	$9,830	7%
Gross profit	$446,799	$366,746	$80,053	22%

Gross margin:
Subscription	79%	77%
Services	13%	6%
Total gross margin	74%	71%
Cost of subscription revenue increased by $8.6 million, or 8%, for the six months ended October 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $7.5 million in cloud infrastructure costs, $1.8 million in other third-party costs, and $0.5 million in travel costs. These increases were partially offset by a $1.3 million decrease in personnel and related costs due to a decrease in headcount. Total subscription margin increased to 79% for the six months ended October 31, 2023 compared to 77% for the same period of the prior year primarily due to efficiencies realized in managing our subscription costs relative to revenue growth.
Cost of services revenue increased by $1.2 million, or 3%, for the six months ended October 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $1.7 million in personnel and related costs. These costs were partially offset by decreases in facility, software and equipment costs of $0.3 million and a net decrease of $0.2 million in miscellaneous expense categories. The increase in personnel and related costs includes increases of $1.1 million in stock-based compensation and $1.0 million in salaries and related taxes which were partially offset by decreases in miscellaneous other personnel and related costs of $0.4 million. Gross margin for services revenue was 13% for the six months ended October 31, 2023 compared to 6% for the same period of the prior year. The increase in gross margin was primarily due to services revenue increasing at a higher rate, 12%, than cost of services revenue, which increased by 3%. We continue to make investments in our services organization that we believe will be needed as we continue to grow. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.

Operating Expenses
Research and development

	Six Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Research and development	$160,798	$154,217	$6,581	4%
Research and development expense increased by $6.6 million, or 4%, for the six months ended October 31, 2023 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $4.8 million for the current period, while cloud infrastructure costs related to our research and development activities increased by $1.5 million and marketing expenses increased by $0.5 million. These increases were partially offset by a decrease in software and equipment expense of $0.2 million. The increase in personnel and related costs includes an increase of $6.9 million in stock-based compensation and $1.1 million in salaries and related taxes, offset in part by a decrease in acquisition-related compensation of $2.9 million and lower recruiting and training costs by $0.3 million.
Sales and marketing

	Six Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Sales and marketing	$266,399	$253,185	$13,214	5%
Sales and marketing expense increased by $13.2 million, or 5%, for the six months ended October 31, 2023 compared to the same period of the prior year. This increase was primarily due to an increase of $7.3 million in personnel and related costs, a $4.4 million increase in travel costs, and a $4.1 million increase in marketing expense . These increases were partially offset by decreases of $1.1 million in consulting expense, $0.5 million in software and equipment, $0.4 million in rent expense, and $0.5 million in fixed asset depreciation and intangible asset amortization. The increase in personnel and related costs included an increase of $5.4 million in stock-based compensation and an increase of $2.6 million in commission expense, partially offset by a decrease of $0.6 million in salaries and related taxes and a decrease of $0.3 million in recruiting costs.
General and administrative

	Six Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
General and administrative	$76,634	$69,013	$7,621	11%
General and administrative expense increased by $7.6 million, or 11%, for the six months ended October 31, 2023 compared to the same period of the prior year. This increase was primarily due to increases of $6.8 million in personnel and related costs, $0.9 million in bad debt expense, and $0.6 million in legal and professional fees. These increases were partially offset by a decrease of $0.8 million in insurance. The increase in personnel and related costs included increases of $5.9 million in stock-based compensation expense and $1.5 million in salaries and related taxes which were offset by decreases of $0.5 million in training costs and $0.3 million in benefits.
Restructuring and other related charges

	Six Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Restructuring and other related charges	$754	$—	$754	100%
For the six months ended October 31, 2023, we recorded restructuring and other related charges comprising employee-related severance and other termination benefits of approximately $0.8 million, while we had no such charges in the same period of the prior year.

Other Income, Net
Interest expense

	Six Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Interest expense	$(12,655)	$(12,610)	$(45)	—%
Interest expense remained relatively flat for the six months ended October 31, 2023 compared to the same period of the prior year.
Other income, net

	Six Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Other income, net	$15,539	$15,314	$225	1%
Other income, net was $15.5 million for the six months ended October 31, 2023 compared to $15.3 million for the same period of the prior year, remaining relatively flat with an increase of $0.2 million. This change of $0.2 million was primarily due to an increase of $13.0 million in investment income due to new investments in marketable securities and higher interest earned on funds invested in money market funds which was offset by $10.2 million of other income from a one-time favorable settlement of a legal claim during the three months ended October 31, 2022, and an increase in net foreign currency transaction losses of $2.5 million.
Provision for Income Taxes

	Six Months Ended October 31,		Change
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$18,402	$9,891	$8,511	86%
The provision for income taxes increased $8.5 million, or 86%, for the six months ended October 31, 2023 compared to the same period of the prior year. Our effective tax rate was (34)% and (9%) of our net loss before taxes for the six months ended October 31, 2023 and 2022, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges. The increase in tax expense is driven primarily by growth in business operations in jurisdictions where we generate taxable income and do not have any available tax credits or net operating losses to offset that income and a one-time charge of $7.4 million for income taxes associated with acquisition-related integration.
See "Comparison of Three Months Ended October 31, 2023 and 2022 - Provision for Income Taxes" for discussion related to the U.S. valuation allowance.
Liquidity and Capital Resources
As of October 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $966.4 million. Our cash, cash equivalents and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.1 billion as of October 31, 2023. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations on an annual basis for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$35,425	$937
Net cash used in investing activities	$(104,537)	$(822)
Net cash provided by financing activities	$19,754	$7,724
Net Cash Provided by Operating Activities
Net cash provided by operating activities during the six months ended October 31, 2023 was $35.4 million, which resulted from adjustments for non-cash charges of $162.3 million, offset by a net loss of $73.3 million and net cash outflow of $53.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $113.6 million for stock-based compensation expense, $36.0 million for amortization of deferred contract acquisition costs, $9.8 million of depreciation and intangible asset amortization expense, and $5.3 million in non-cash operating lease costs, partially offset by $3.6 million from amortization of premium and accretion of discount on marketable securities, net. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $43.4 million as our sales commissions increased due to increased business volume, a $22.6 million decrease in deferred revenue, a net decrease of $12.0 million in accounts payable, accrued expenses and accrued compensation and benefits, and a decrease of $6.2 million in operating lease liabilities. These outflows were partially offset by inflows from a decrease of $27.0 million in accounts receivable and a decrease of $3.7 million in prepaid expenses and other assets.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $104.5 million during the six months ended October 31, 2023 was primarily due to the purchase of marketable securities of $178.3 million, offset by cash provided by maturities of marketable securities of $75.3 million. In addition, we incurred $1.5 million of capital expenditures during the six months ended October 31, 2023.
Net cash used in investing activities of $0.8 million during the six months ended October 31, 2022 was due to capital expenditures during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $19.8 million during the six months ended October 31, 2023 was due to the proceeds from stock option exercises and ESPP purchases.

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
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $969.2 million as of October 31, 2023. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized a foreign currency transaction loss of $1.1 million and gain of $0.3 million for the six months ended October 31, 2023 and 2022, respectively.
As of October 31, 2023, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $6.9 million on our cash, cash equivalents, restricted cash, and marketable securities balances.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended October 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Information technology spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations have been, and may continue to be, negatively impacted by current macroeconomic conditions, including declining rates of economic growth, supply chain disruptions, inflationary pressures, increased interest rates, and other conditions discussed in this report, and by the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine and the resulting international political crises and associated impacts.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly over the past several years. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to approximately 20,700 as of October 31, 2023. Further, although our employee headcount has generally grown over the past several years, we may modify our hiring to align with our evolving growth plans, our employee headcount generally has increased as we have expanded our business. The growth and expansion of our business and offerings place a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to leverage, develop and retain qualified employees effectively enough to maintain our growth plans. We must continue to improve our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively. Our failure to do so could result in increased costs, negatively affect our customers’ satisfaction with our offerings, and harm our results of operations.
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
We have incurred losses in all years since our inception. We incurred a net loss of $73.3 million, $236.2 million, and $203.8 million for the six months ended October 31, 2023 and the years ended April 30, 2023 and 2022, respectively. As a result, we had an accumulated deficit of $1.1 billion as of October 31, 2023. We anticipate that our operating expenses will continue to increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of rising rates of inflation and other macroeconomic events. You should not consider our revenue growth in prior periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive operating cash flow for the six months ended October 31, 2023 and in fiscal 2023, any failure to grow our business could prevent us from achieving positive operating cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

Our ability to grow our business will depend significantly on the expansion and adoption of our Elastic Cloud offerings.
We believe our future success will depend significantly on the growth in the adoption of Elastic Cloud, our family of cloud-based offerings. We have incurred and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have also entered into non-cancelable multi-year cloud hosting capacity commitments with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We believe that we must offer a family of cloud-based products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. For the six months ended October 31, 2023 and the years ended April 30, 2023 and 2022, Elastic Cloud contributed 43%, 40%, and 35% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption, and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market, or deliver cloud-based offerings that satisfy customer requirements technically or commercially, if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of adverse macroeconomic conditions, or the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current, future, or sustained economic uncertainties or downturns, whether actual or perceived, could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and in international markets, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, changes in inflation, foreign exchange and interest rate environments, recessionary fears, supply chain constraints, energy costs, political instability, natural catastrophes, warfare, infectious diseases and terrorist attacks, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, inflation rates recently reached levels not seen in decades and may continue to create economic volatility as governments adjust interest rates in an attempt to manage the inflationary environment, which may further lead to our customers tightening their technology spend and investment. Further, the ongoing international political crisis resulting from the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine could continue to have significant negative macroeconomic consequences, including on the businesses of our customers, which could negatively impact their spending on our offerings. Moreover, instability in the global banking system recently has resulted in failures of major banks. Any further disruptions or other adverse developments, or concerns or rumors about any such events or similar risks, in the financial services industry, both in the U.S. and in international markets, may lead to market-wide liquidity problems and may impact our or our customers’ liquidity and, as a result, negatively affect the level of customer spending on our offerings.
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
We face competition from both established and emerging competitors. Our current primary competitors generally fall into the following categories:
•For Search and other platform use cases: offerings such as Lucidworks Fusion and Solr (open source offering), search tools including Algolia, Coveo, and Google.
•For Observability: software vendors with specific observability solutions to analyze logging data, metrics, APM data, or infrastructure uptime, such as AppDynamics (owned by Cisco Systems), Datadog, Dynatrace, New Relic, and Splunk.
•For Security: security vendors such as Azure Sentinel (by Microsoft), Broadcom (which owns Carbon Black and Symantec), CrowdStrike, McAfee, and Splunk.
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
In the United States, many states have enacted or are considering enacting such legislation. These laws and regulations may include a private right of action for certain data breaches or noncompliance with privacy or security obligations, may provide for penalties and other remedies, and may require us to incur substantial costs and expenses and liabilities in connection with our compliance. Other U.S. states and the U.S. federal government are considering or have enacted similar privacy legislation. Many obligations under these laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. Failure to comply with these varying laws and standards may subject us to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.

Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) applies to the processing of personal data. The GDPR imposes significant obligations upon our business and compliance with these obligations can vary depending on how different regulators may interpret them. Failure to comply, or perceived failure to comply, can result in administrative fines of up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Similarly, the United Kingdom has implemented legislation that is substantially similar to the EU GDPR where penalties for violations, actual or perceived, can be up to 17.5 million British Pound Sterling or four percent of the group’s annual global turnover, whichever is higher, which may be subject to change with the introduction of the Data Protection and Digital Information (DPDI) Bill in 2023. The potential impact to our business remains unclear.
On June 4, 2021, the European Commission issued new Standard Contractual Clauses (“SCC”) applicable to cross-border data transfers of personal data for people located in the EEA. On February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCC”), which went into effect on March 21, 2022. In addition, on May 22, 2023, Ireland’s Data Protection Commission (“DPC”) found that another company’s use of SCCs in its data transfers failed to adequately protect the personal data of its European users, and accordingly the DPC fined that company approximately $1.3 billion. While the full implications of this recent DPC decision for other companies such as us are not yet clear, those implications may, among other matters, affect our ability to continue using SCCs in our contracts or subject us to increased risk of regulatory fines related to our use of SCCs. Furthermore, in July 2023, the European Commission adopted its adequacy decision on data transfers under the EU-U.S. Data Privacy Framework (“DPF”). The adequacy decision provides a new lawful basis for trans-Atlantic data transfers from data exporters in the EU to U.S. data importers who certify compliance with the DPF principles. The DPF is currently being challenged, including by a member of French Parliament. In light of these and other ongoing developments relating to cross-border data transfer, we may experience additional costs associated with increased compliance burdens, and this regulation may impact our ability to transfer personal data across our organization, to customers, or to third parties.
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
We publicly post privacy statements and other documentation regarding our practices concerning the processing, use and disclosure of personal data. Any failure, or perceived failure, by us to comply with such statements could result in potential actions by regulatory bodies or governmental entities if they are found to be unfair or misrepresentative of our actual practices or to be misaligned with legal requirements for such statements resulting in increased costs, changes in our business practices, or reputational harm.
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
Any security breach or incident, including those resulting from a cybersecurity attack, phishing attack, unauthorized access, unauthorized usage, virus, malware, ransomware, denial of service, credential stuffing attack, supply chain attack, hacking, or similar breach involving our networks and systems, or those of third parties upon which we rely, could result in the loss of confidential information, including personal data, disruption to our operations, significant remediation costs, lost revenue, increased insurance premiums, damage to our reputation, litigation, regulatory investigations or other liabilities. A failure to promptly disclose such incidents in a timely manner to individuals or regulatory authorities as required by law may result in similar consequences. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations, and security breaches and incidents may arise from other sources, such as employee or contractor error or malfeasance.
Technology is constantly and rapidly evolving and security functionality may not develop as quickly, which could create vulnerabilities that can be exploited. Additionally, cyber threats are constantly evolving and becoming increasingly sophisticated and complex, such as evolving forms of targeted social engineering and exploits of credential exposure, increasing the difficulty of detecting and successfully defending against them. The use of AI by threat actors may increase the velocity of such threats, magnifying the risks associated with these types of attacks. As a provider of security solutions, we have been and may continue to be specifically targeted by threat actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry continues to see a large volume of phishing attacks and unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. If our security measures are breached or otherwise compromised as a result of third-party action, employee or contractor error, defect, vulnerability, or bugs in our products or products of third parties upon which we rely, malfeasance or otherwise, including any such breach or compromise resulting in someone obtaining unauthorized access to our confidential information, such as personal data or the confidential information or personal data of our customers or others, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption, unavailability, or destruction of our or others’ confidential information and personal data, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security or an inability to maintain security certifications or to comply with our customer or user agreements, contracts with third-party vendors or service providers or other contracts may damage our reputation, cause a loss of confidence in our security solutions and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security breach or incident, and we may face difficulties or delays in identifying and responding to any security breach or incident.
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
Laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat cyber threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cybersecurity attacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial, litigation, and reputational harms that may arise from such an incident.
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
•the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine and the related impact on macroeconomic conditions;
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
A portion of our subscription revenue is generated, and a portion of our operating expenses is incurred, outside the United States in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies, particularly with respect to the Euro and the British Pound Sterling, may impact our operating results when translated into U.S. dollars. Exchange rates have been volatile as a result of geopolitical conflicts and uncertain macroeconomic conditions, and this volatility may continue. A strengthening of the U.S. dollar could adversely affect year-over-year growth and increase the real cost of our offerings to our non-U.S. dollar customers, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If, as has occurred in prior periods, the strength of the U.S. dollar increases, our financial condition and results of operations could be negatively affected. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected.
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
Subscription revenue accounts for the substantial majority of our revenue, comprising 92%, 92%, and 93% of total revenue for the six months ended October 31, 2023 and the years ended April 30, 2023 and 2022, respectively. The effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods. We recognize the vast majority of our subscription revenue, either based on actual consumption, monthly, or ratably, over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter represents the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters.
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
We rely on third-party cloud platforms to host our cloud offerings. If we experience an interruption in service for any reason, our cloud offerings would similarly be interrupted. The ongoing effects of geopolitical conflicts, adverse economic conditions, and increased energy prices could also disrupt the supply chain of hardware needed to maintain our third-party data center operations. An interruption in our services to our customers could cause our customers’ internal and consumer-facing applications to cease functioning, which could have a material adverse effect on our business, results of operations, customer relationships and reputation.
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
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions such as a security incident, increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer liabilities, penalties, fines, increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Further, our business operations may be disrupted by negative impacts of the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine on supply chains of our third-party service providers. Any such disruptions may adversely affect our financial condition, results of operations or cash flows until we replace such providers or develop replacement technology or operations. In addition, our business may suffer if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships.
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
Our technologies strategically incorporate open source software from other developers, and we expect to continue to incorporate such open source software in our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we may not have incorporated third-party open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses. Additionally, some open source software may include output from generative artificial intelligence (“GAI”) software or other software that incorporates or relies on GAI or other AI technologies. The use of such open source software may expose us to risks as the intellectual property ownership and license rights, including copyright, of GAI software and tools, has not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation or those of other international legal jurisdictions in which we do business. Attempting to ensure compliance of integrating such open source and GAI components with licensing terms, regulatory changes, and our required intellectual property guidelines and legal requirements to do business may result in the expenditure of significant resources and in our failure to meet all relevant, material software release timetables and requirements. Moreover, changes in supply chain and export control regulations imposed by the United States and other governments due to geopolitical changes and government policies may require us to make changes to certain of our open source and other third-party dependencies, which may result in additional costs and may adversely impact customer use and adoption of our solutions.
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
Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.
We have invested in and plan to continue to invest in the research and development of artificial intelligence and machine learning technologies, including GAI. We view our continued investment in AI and GAI research and development as an opportunity to enhance our products and services, strengthen our competitive advantage, and contribute to the responsible advancement of AI and GAI technology. While we aim to do so in a responsible, measured, legal, and ethical manner, social, ethical, regulatory, and legal issues relating to the use of new and evolving technologies such as AI and GAI in our offerings may result in reputational harm and liability, as well as failures in regulatory compliance, and may cause us to incur additional research, development, and compliance costs. We are increasingly building into many of our offerings, including our recently announced ESRE and Elastic Learned Sparse EncodeR, new software for integrating and creating the opportunity for our customers to integrate themselves as well as existing AI and GAI tools in the market. As with many innovations, AI and GAI present risks that could affect its adoption and contribution to our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation related to AI and GAI use and ethics may also increase the burden and cost of research and development and delay implementation of these technologies. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI and GAI is implemented in a way that minimizes unintended, potentially harmful, or adverse impacts.

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
As of October 31, 2023, we had customers located in over 125 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of October 31, 2023, we had employees located in over 35 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
•political and economic instability related to international disputes, such as the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine and the related impact on macroeconomic conditions as a result of such conflict, which may negatively impact our customers, partners, and vendors;
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
For example, the Organisation for Economic Co-operation and Development (“OECD”)/G20 Inclusive Framework has been working on addressing the tax challenges arising from the digitalization of the economy, including by releasing the OECD’s Pillar One and Pillar Two blueprints on October 12, 2020. Pillar One refers to the re-allocation of taxing rights to jurisdictions where sustained and significant business is conducted, regardless of a physical presence, while Pillar Two establishes a minimum tax to be paid by multinational enterprises. On December 15, 2022, the Council of the EU formally adopted Directive (EU) 2022/2523 (the “Pillar Two Directive”) to achieve a coordinated implementation of Pillar Two in EU Member States consistent with EU law. On May 31, 2023, the Dutch State Secretary of Finance submitted a proposal of law for the Minimum Tax Rate Act 2024 (Wet minimumbelasting 2024) to Dutch parliament, which would effectively implement the Pillar Two initiative in Dutch law, with an effective date of December 31, 2023. This measure will ensure that multinational enterprises that are within the scope of the Pillar Two rules will always be subject to a corporation tax rate of at least 15%. The Dutch legislative proposal has been accepted by the House of Representatives of the Dutch parliament and is also expected to be accepted by the Senate. We do not currently believe that, if enacted, the Minimum Tax Rate Act 2024 will have a material adverse effect on our financial results.
In 2022, the United States enacted legislation implementing several changes to U.S. tax laws, including a 15% corporate alternative minimum tax on applicable corporations with an average adjusted financial statement income (AFSI) in excess of $1 billion for any three consecutive years preceding the tax year at issue. In addition, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. These provisions do not materially affect our cash flows or deferred tax assets.
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
The evolving regulatory framework for machine learning technology and AI could adversely affect our operating results.
There is substantial regulatory risk associated with the rapid evolution of the regulatory framework for machine learning technology, AI, and GAI. It is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted, in ways that would affect our business and the ways in which we, our partners, and customers or potential customers use AI and machine learning technology, which may impact their use adoption of our solutions and may adversely affect our financial condition and our results of operations, including as a result of costs we incur to comply with such laws or regulations.

Risks Related to Ownership of our Ordinary Shares
The market price for our ordinary shares has been and is likely to continue to be volatile or may decline regardless of our operating performance.
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, stock prices of companies with significant operating losses have recently declined significantly, and in many instances more significantly than stock prices of companies with operating profits. The economic impact and uncertainty of changes in the inflation, interest and macroeconomic environments, and geopolitical conflicts exacerbated this volatility in both the overall stock markets and the market price of our ordinary shares. A significant decline in the price of our shares could have an adverse impact on investor confidence and employee retention. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, our involvement could subject us to substantial costs, divert resources and the attention of management from our operations and adversely affect our business. The market price of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•general economic conditions and slow or negative growth of our markets, including as a result of geopolitical conflicts, and the general inflation and interest rate environments; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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
The issuance of additional ordinary shares in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other shareholders.
Our articles of association authorize us to issue up to 165 million ordinary shares and up to 165 million preference shares with such rights and preferences as included in our articles of association. On October 5, 2023, our general meeting of shareholders (the “2023 General Meeting”) empowered our board of directors to issue ordinary shares up to 20% of our issued share capital as of August 21, 2023, for a period of 18 months from October 5, 2023 (the “2023 Share Issuance Authorization”). In line with market practice for Dutch publicly traded companies, we expect to renew this authorization annually at our general meeting of shareholders. Subject to compliance with applicable rules and regulations and the above authorization limitation, we may issue ordinary shares or securities convertible into ordinary shares from time to time in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing shareholders unless pre-emptive rights exist and cause the market price of our ordinary shares to decline.
Certain holders of our ordinary shares may not be able to exercise pre-emptive rights and as a result may experience substantial dilution upon future issuances of ordinary shares.
Holders of our ordinary shares in principle have a pro rata pre-emptive right with respect to any issue of ordinary shares or the granting of rights to subscribe for ordinary shares, unless Dutch law or our articles of association state otherwise or unless explicitly provided otherwise in a resolution by our general meeting of shareholders (the “General Meeting”), or—if authorized by the annual General Meeting or an extraordinary General Meeting—by a resolution of our board of directors. Our 2023 General Meeting has empowered our board of directors to limit or exclude pre-emptive rights on ordinary shares issued pursuant to the 2023 Share Issuance Authorization, up to 10% of the issued share capital of the Company as of August 21, 2023 for a period of 18 months from October 5, 2023, which could cause existing shareholders to experience substantial dilution of their interest in us. In line with market practice for Dutch publicly traded companies, we expect to renew this authorization annually at our General Meeting.
As of October 31, 2023, there were no preference shares issued or outstanding. Preference shares in the capital of the Company may currently be issued pursuant to a resolution adopted by the general meeting of shareholders at the proposal of the board of directors. Pre-emptive rights do not exist with respect to the issue of preference shares and holders of preference shares, if any, have no pre-emptive right to acquire newly issued ordinary shares. Also, pre-emptive rights do not exist with respect to the issue of shares or grant of rights to subscribe for shares to our employees or contributions in kind.
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
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of October 31, 2023, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage, could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we or our suppliers and customers conduct business. We have a number of our employees and executive officers located in the San Francisco Bay Area, a region that has historically been affected by wildfires and other extreme weather events. If our or our partners’ abilities are hindered by any of the foregoing events, we could experience sales delays, supply chain disruptions, and other negative impacts on our business. In addition, acts of terrorism, acts of war, including the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine, other geopolitical unrest or health issues, such as a pandemic outbreak, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined for purposes of Regulation S-K Item 408.
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

Elastic N.V.

Date: December 1, 2023	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: December 1, 2023	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)