Form 10-Q
period 2024-01-31
Elastic N.V.
filed 2024-03-01
CIK 1707753

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
For the quarterly period ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 26, 2024, the registrant had 100,807,523 ordinary shares, par value €0.01 per share, outstanding.

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
•the impact of macroeconomic conditions, including declining rates of economic growth, inflationary pressures, increased interest rates, and other conditions discussed in this report, on information technology spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of January 31, 2024	As of April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$526,893	$644,167
Restricted cash	2,774	2,473
Marketable securities	488,133	271,041
Accounts receivable, net of allowance for credit losses of $3,865 and $3,409 as of January 31, 2024 and April 30, 2023, respectively	229,946	260,919
Deferred contract acquisition costs	68,937	55,813
Prepaid expenses and other current assets	45,440	39,867
Total current assets	1,362,123	1,274,280
Property and equipment, net	5,512	5,092
Goodwill	319,546	303,642
Operating lease right-of-use assets	23,088	19,997
Intangible assets, net	23,822	29,104
Deferred contract acquisition costs, non-current	100,389	95,879
Deferred tax assets	218,693	7,412
Other assets	5,749	8,076
Total assets	$2,058,922	$1,743,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,935	$35,151
Accrued expenses and other liabilities	64,835	63,532
Accrued compensation and benefits	78,049	76,483
Operating lease liabilities	12,788	12,749
Deferred revenue	561,665	528,704
Total current liabilities	728,272	716,619
Deferred revenue, non-current	23,521	34,248
Long-term debt, net	568,341	567,543
Operating lease liabilities, non-current	15,297	13,942
Other liabilities, non-current	15,654	12,233
Total liabilities	1,351,085	1,344,585
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of January 31, 2024 and April 30, 2023	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 100,792,010 shares issued and outstanding as of January 31, 2024 and 97,366,947 shares issued and outstanding as of April 30, 2023	1,060	1,024
Treasury stock	(369)	(369)
Additional paid-in capital	1,676,493	1,471,584
Accumulated other comprehensive loss	(18,840)	(20,015)
Accumulated deficit	(950,507)	(1,053,327)
Total shareholders’ equity	707,837	398,897
Total liabilities and shareholders’ equity	$2,058,922	$1,743,482
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Revenue
Subscription	$307,632	$255,613	$865,622	$728,638
Services	20,325	18,953	66,700	60,410
Total revenue	327,957	274,566	932,322	789,048
Cost of revenue
Subscription	63,976	56,146	181,238	164,798
Services	20,666	19,062	60,970	58,146
Total cost of revenue	84,642	75,208	242,208	222,944
Gross profit	243,315	199,358	690,114	566,104
Operating expenses
Research and development	87,202	77,472	248,000	231,689
Sales and marketing	141,621	126,717	408,020	379,902
General and administrative	40,896	34,711	117,530	103,724
Restructuring and other related charges	—	29,805	754	29,805
Total operating expenses	269,719	268,705	774,304	745,120
Operating loss	(26,404)	(69,347)	(84,190)	(179,016)
Other income (expense), net
Interest expense	(6,368)	(6,265)	(19,023)	(18,875)
Other income, net	8,568	5,460	24,107	20,774
Loss before income taxes	(24,204)	(70,152)	(79,106)	(177,117)
(Benefit from) provision for income taxes	(200,328)	2,422	(181,926)	12,313
Net income (loss)	$176,124	$(72,574)	$102,820	$(189,430)
Net earnings (loss) per share attributable to ordinary shareholders
Basic	$1.76	$(0.76)	$1.04	$(1.99)
Diluted	$1.69	$(0.76)	$1.00	$(1.99)
Weighted-average shares used to compute net earnings (loss) per share attributable to ordinary shareholders
Basic	100,282,179	96,052,025	99,099,210	95,327,131
Diluted	104,503,290	96,052,025	103,149,384	95,327,131
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net income (loss)	$176,124	$(72,574)	$102,820	$(189,430)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	2,606	—	999	—
Foreign currency translation adjustments	2,362	7,032	176	(1,874)
Other comprehensive income (loss)	4,968	7,032	1,175	(1,874)
Total comprehensive income (loss)	$181,092	$(65,542)	$103,995	$(191,304)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of October 31, 2023	99,599,262	$1,048	$(369)	$1,604,896	$(23,808)	$(1,126,631)	$455,136
Issuance of ordinary shares upon exercise of stock options	485,203	6	—	8,841	—	—	8,847
Issuance of ordinary shares upon release of restricted stock units	707,545	6	—	(6)	—	—	—
Stock-based compensation	—	—	—	62,762	—	—	62,762
Net income	—	—	—	—	—	176,124	176,124
Other comprehensive income	—	—	—	—	4,968	—	4,968
Balances as of January 31, 2024	100,792,010	$1,060	$(369)	$1,676,493	$(18,840)	$(950,507)	$707,837

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of October 31, 2022	95,575,775	$1,005	$(369)	$1,351,987	$(27,036)	$(934,022)	$391,565
Issuance of ordinary shares upon exercise of stock options	289,098	3	—	4,507	—	—	4,510
Issuance of ordinary shares upon release of restricted stock units	570,403	6	—	(6)	—	—	—
Stock-based compensation	—	—	—	54,456	—	—	54,456
Net loss	—	—	—	—	—	(72,574)	(72,574)
Other comprehensive income	—	—	—	—	7,032	—	7,032
Balances as of January 31, 2023	96,435,276	$1,014	$(369)	$1,410,944	$(20,004)	$(1,006,596)	$384,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2023	97,366,947	$1,024	$(369)	$1,471,584	$(20,015)	$(1,053,327)	$398,897
Issuance of ordinary shares upon exercise of stock options	1,200,589	13	—	19,477	—	—	19,490
Issuance of ordinary shares upon release of restricted stock units	2,030,369	21	—	(21)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	194,105	2	—	9,109	—	—	9,111
Stock-based compensation	—	—	—	176,344	—	—	176,344
Net income	—	—	—	—	—	102,820	102,820
Other comprehensive income	—	—	—	—	1,175	—	1,175
Balances as of January 31, 2024	100,792,010	$1,060	$(369)	$1,676,493	$(18,840)	$(950,507)	$707,837

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2022	94,174,914	$990	$(369)	$1,250,108	$(18,130)	$(817,166)	$415,433
Issuance of ordinary shares upon exercise of stock options	773,174	9	—	12,225	—	—	12,234
Issuance of ordinary shares upon release of restricted stock units	1,487,188	15	—	(15)	—	—	—
Stock-based compensation	—	—	—	148,626	—	—	148,626
Net loss	—	—	—	—	—	(189,430)	(189,430)
Other comprehensive loss	—	—	—	—	(1,874)	—	(1,874)
Balances as of January 31, 2023	96,435,276	$1,014	$(369)	$1,410,944	$(20,004)	$(1,006,596)	$384,989
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended January 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$102,820	$(189,430)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,853	15,475
Amortization of premium and accretion of discount on marketable securities, net	(6,396)	—
Amortization of deferred contract acquisition costs	56,392	51,495
Amortization of debt issuance costs	798	763
Non-cash operating lease cost	8,148	8,354
Asset impairment charges	—	6,242
Stock-based compensation expense	176,344	148,626
Deferred income taxes	(210,278)	68
Foreign currency transaction loss	2,267	2,261
Other	(34)	67
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	31,044	14,050
Deferred contract acquisition costs	(74,089)	(68,184)
Prepaid expenses and other current assets	(5,512)	7,671
Other assets	639	7,106
Accounts payable	(25,212)	511
Accrued expenses and other liabilities	1,428	(6,272)
Accrued compensation and benefits	1,509	(161)
Operating lease liabilities	(9,096)	(8,404)
Deferred revenue	23,189	17,869
Net cash provided by operating activities	87,814	8,107
Cash flows from investing activities
Purchases of property and equipment	(2,605)	(1,019)
Business acquisitions, net of cash acquired	(18,951)	—
Purchases of marketable securities	(358,273)	—
Maturities of marketable securities	150,223	—
Net cash used in investing activities	(229,606)	(1,019)
Cash flows from financing activities
Proceeds from issuance of ordinary shares under employee stock purchase plan	9,111	—
Proceeds from issuance of ordinary shares upon exercise of stock options	19,490	12,234
Net cash provided by financing activities	28,601	12,234
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,782)	(2,914)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(116,973)	16,408
Cash, cash equivalents, and restricted cash, beginning of period	646,640	863,637
Cash, cash equivalents, and restricted cash, end of period	$529,667	$880,045
Supplemental disclosures of cash flow information
Cash paid for interest	$24,156	$24,041
Cash paid for income taxes, net	$19,764	$6,536
Cash paid for operating lease liabilities	$10,510	$9,814
Supplemental disclosures of non-cash investing and financing information
Changes in property and equipment included in accounts payable	$359	$25
Operating lease right-of-use assets for new lease obligations	$11,235	$10,901
Acquisition-related indemnity holdback	$3,125	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Elastic N.V. (individually and together with its consolidated subsidiaries, “Elastic” or the “Company”) was incorporated under the laws of the Netherlands in 2012. The Company created the Elastic Stack, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization on that data. Developers build on top of the Elastic Stack to apply the power of search to their data and solve business problems. The Company offers three software solutions built into the Elastic Stack: Search, Observability, and Security. The Elastic Stack and the Company’s solutions are designed to run across hybrid clouds, public or private clouds, and multi-cloud environments.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of January 31, 2024, interim condensed consolidated statements of operations, comprehensive income (loss), and shareholders’ equity for the three and nine months ended January 31, 2024 and 2023, and interim condensed consolidated statements of cash flows for the nine months ended January 31, 2024 and 2023 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of January 31, 2024; results of the Company’s operations for the three and nine months ended January 31, 2024 and 2023; statements of shareholders’ equity for the three and nine months ended January 31, 2024 and 2023; and statements of cash flows for the nine months ended January 31, 2024 and 2023. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results for the three and nine months ended January 31, 2024 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2024, or any other future period.
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
Use of Estimates and Judgments
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, allocation of revenue between recognized and deferred amounts, deferred contract acquisition costs, allowance for credit losses, valuation of stock-based compensation, fair value of ordinary shares in periods prior to the Company’s initial public offering, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, discount rate used for operating leases, and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments or revise the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
Acquisitions: In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, improving consistency in accounting for acquired revenue contracts with customers in a business combination by requiring that acquirers apply ASC 606 to recognize contract assets and contract liabilities as if they had originated the contracts. If the acquiree prepared its financial statements in accordance with U.S. GAAP, the resulting acquired contract assets and liabilities should generally be consistent with the acquiree’s financial statements. The Company adopted ASU No. 2021-08 on May 1, 2023. The Company’s adoption of this ASU did not have a material impact on its condensed consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
Income Taxes: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures. The new guidance requires consistent categories and greater disaggregation of information in the tax rate reconciliation and information about income taxes paid disaggregated by jurisdiction. The guidance becomes effective for the Company for the fiscal year ending April 30, 2026. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.
3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2024		2023		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$143,379	44%	$110,743	40%	$399,540	43%	$311,709	40%
Other subscription	164,253	50%	144,870	53%	466,082	50%	416,929	52%
Total subscription	307,632	94%	255,613	93%	865,622	93%	728,638	92%
Services	20,325	6%	18,953	7%	66,700	7%	60,410	8%
Total revenue	$327,957	100%	$274,566	100%	$932,322	100%	$789,048	100%
Concentration of Credit Risk
No customer accounted for 10% or more of the Company’s net accounts receivable as of January 31, 2024. One customer, a channel partner, accounted for 12% of net accounts receivable as of April 30, 2023. The same customer accounted for 11% of total revenue during the three and nine months ended January 31, 2024. No customer accounted for 10% or more of the Company’s total revenue for the three and nine months ended January 31, 2023.
Deferred Revenue
The Company recognized revenue of $103.2 million and $474.4 million during the three and nine months ended January 31, 2024, respectively, and $86.1 million and $387.4 million during the three and nine months ended January 31, 2023, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.

Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of January 31, 2024 and April 30, 2023, unbilled accounts receivable was $3.1 million and $2.2 million, respectively.
Remaining Performance Obligations
As of January 31, 2024, the Company had $1.176 billion of remaining performance obligations. As of January 31, 2024, the Company expects to recognize approximately 91% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $20.4 million and $56.4 million for the three and nine months ended January 31, 2024, respectively, and $15.8 million and $51.5 million for the three and nine months ended January 31, 2023, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the periods presented.
4. Fair Value Measurements
Financial Assets
The Company measures financial assets and liabilities that are measured at fair value on a recurring basis at each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company’s marketable securities are classified as available for sale and considered to be available for use in current operations and, therefore, the Company classifies them within current assets on the condensed consolidated balance sheet.
The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments. For Level 2 investments, the Company uses inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
The following table summarizes assets that are measured at fair value on a recurring basis as of January 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$189,846	$—	$—	$189,846
U.S. treasury securities	14,993	—	—	14,993
Certificates of deposit	—	2,230	—	2,230
Total included in cash and cash equivalents	204,839	2,230	—	207,069

Marketable securities:
Certificates of deposit	—	33,177	—	33,177
Commercial paper	—	38,757	—	38,757
Municipal securities	—	25,894	—	25,894
U.S. treasury securities	109,777	—	—	109,777
International treasuries	—	7,188	—	7,188
Corporate debt securities	—	232,030	—	232,030
U.S. agency bonds	—	41,310	—	41,310
Total marketable securities	109,777	378,356	—	488,133
Total financial assets	$314,616	$380,586	$—	$695,202

The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$194,261	$—	$—	$194,261
U.S. agency securities	—	27,406	—	27,406
Certificates of deposit	—	21,750	—	21,750
Commercial paper	—	60,750	—	60,750
Total included in cash and cash equivalents	194,261	109,906	—	304,167

Marketable securities:
Certificates of deposit	—	31,645	—	31,645
Commercial paper	—	33,735	—	33,735
U.S. treasury securities	47,627	—	—	47,627
Corporate debt securities	—	118,228	—	118,228
U.S. agency bonds	—	39,806	—	39,806
Total marketable securities	47,627	223,414	—	271,041
Total financial assets	$241,888	$333,320	$—	$575,208
Interest income from the Company’s cash, cash equivalents and marketable securities was $7.8 million and $20.9 million for the three and nine months ended January 31, 2024, respectively, and $6.2 million and $10.9 million for the three and nine months ended January 31, 2023, respectively, and is included in other income, net in the condensed consolidated statements of operations.
As of January 31, 2024 and April 30, 2023, unrealized gains and losses on the marketable securities were immaterial. The fluctuations in market interest rates impact the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of January 31, 2024	As of April 30, 2023
Due within 1 year	$252,415	$168,264
Due between 1 year and 3 years	235,718	102,777
Total marketable securities	$488,133	$271,041
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of January 31, 2024 was approximately $523.0 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Acquisitions
Opster Ltd.
On November 30, 2023, the Company acquired 100% of the share capital of Opster Ltd. (“Opster”) for a total purchase consideration of $22.8 million. The purchase consideration includes $3.1 million held back by the Company for indemnity obligations which will be released upon the 18-month anniversary of the acquisition.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and, accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total purchase price allocated to developed technology and goodwill was $6.0 million and $15.9 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 5 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the efficiency and management of the Elastic Stack and is not deductible for income tax purposes.
The financial results of Opster have been included in the Company’s condensed consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented as they were not material to the condensed consolidated results of operations.
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of January 31, 2024	As of April 30, 2023
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$12,281	$10,081
Computer hardware and software	3	3,310	2,220
Furniture and fixtures	3-5	6,898	6,093
Assets under construction		651	1,734
Total property and equipment		23,140	20,128
Less: accumulated depreciation		(17,628)	(15,036)
Property and equipment, net		$5,512	$5,092
Depreciation expense related to property and equipment was $0.9 million and $2.6 million for the three and nine months ended January 31, 2024, respectively, and $0.8 million and $2.9 million for the three and nine months ended January 31, 2023, respectively. During the three and nine months ended January 31, 2023, the Company recorded asset impairment charges related to the exit from leased office space, which included $1.1 million of furniture, equipment, and leasehold improvements. See Note 16 for further details.
Intangible Assets, Net
Intangible assets consisted of the following as of January 31, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$52,275	$23,855	2.8
Customer relationships	19,598	19,598	—	0.0
Trade names	2,872	2,872	—	0.0
Total	$98,600	$74,745	$23,855	2.8
Foreign currency translation adjustment			(33)
Total			$23,822

Intangible assets consisted of the following as of April 30, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$43,136	$26,994	2.7
Customer relationships	19,598	17,641	1,957	0.4
Trade names	2,872	2,686	186	0.4
Total	$92,600	$63,463	$29,137	2.5
Foreign currency translation adjustment			(33)
Total			$29,104
Amortization expense for the intangible assets for the three and nine months ended January 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Cost of revenue – subscription	$3,186	$2,977	$9,139	$8,902
Sales and marketing	—	1,232	2,143	3,695
Total amortization of acquired intangible assets	$3,186	$4,209	$11,282	$12,597
The expected future amortization expense related to the intangible assets as of January 31, 2024 was as follows (in thousands, by fiscal year):

Remainder of 2024	$3,098
2025	9,239
2026	6,278
2027	3,267
2028	1,224
Thereafter	716
Total	$23,822
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2023	$303,642
Addition from acquisition	15,830
Foreign currency translation adjustment	74
Balance as of January 31, 2024	$319,546
There was no impairment of goodwill during the nine months ended January 31, 2024 and 2023.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31, 2024	As of April 30, 2023
Accrued expenses	$30,697	$24,163
Income taxes payable	14,628	9,738
Value added taxes payable	5,360	9,403
Accrued interest	988	6,918
Other	13,162	13,310
Total accrued expenses and other liabilities	$64,835	$63,532
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31, 2024	As of April 30, 2023
Accrued vacation	$31,346	$30,026
Accrued commissions	18,946	26,175
Accrued payroll and withholding taxes	13,495	6,586
Other	14,262	13,696
Total accrued compensation and benefits	$78,049	$76,483
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Nine Months Ended January 31,
	2024	2023
Beginning balance	$3,409	$2,700
Bad debt expense	2,189	1,276
Accounts written off	(1,733)	(1,781)
Ending balance	$3,865	$2,195
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
The net carrying amount of the Senior Notes was as follows (in thousands):

	As of January 31, 2024	As of April 30, 2023
Principal	$575,000	$575,000
Unamortized debt issuance costs	(6,659)	(7,457)
Net carrying amount	$568,341	$567,543
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Contractual interest expense	$5,930	$5,930	$17,789	$17,789
Amortization of debt issuance costs	269	257	798	763
Total interest expense related to the Senior Notes	$6,199	$6,187	$18,587	$18,552
8. Commitments and Contingencies
Cloud Hosting Commitments
During the nine months ended January 31, 2024, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K.
Letters of Credit
The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of January 31, 2024.
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

9. Leases
The Company’s leases provide for rental of corporate office space under non-cancelable operating lease agreements that expire at various dates through fiscal 2030. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Operating lease cost	$3,120	$3,088	$8,960	$9,539
Short-term lease cost	334	381	1,308	1,729
Variable lease cost	527	219	1,049	446
Total lease cost	$3,981	$3,688	$11,317	$11,714
Lease term and discount rate information are summarized as follows:

As of January 31, 2024
Weighted average remaining lease term (in years)	2.85
Weighted average discount rate	5.10%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of January 31, 2024 were as follows (in thousands, by fiscal year):

Remainder of 2024	$3,603
2025	12,955
2026	7,398
2027	2,704
2028	2,359
Thereafter	1,101
Total minimum lease payments	30,120
Less imputed interest	(2,035)
Present value of future minimum lease payments	28,085
Less current lease liabilities	(12,788)
Operating lease liabilities, non-current	$15,297
Future minimum lease payments as of January 31, 2024 include future cash payments on leases with corresponding right-of-use assets which were written down for impairment due to facilities-related cost optimization actions during the three and nine months ended January 31, 2023. During the three and nine months ended January 31, 2023, the Company recorded an impairment charge of $5.1 million related to the exit from leased office space. See Note 16 for further details.
10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through January 31, 2024.
The board of directors has been authorized by the general meeting of shareholders, on the Company’s behalf, to issue the Company’s ordinary shares and grant rights to acquire the Company’s ordinary shares in an amount up to 20% of the issued share capital of the Company as of August 21, 2023. This authorization is valid for a period of 18 months from October 5, 2023.

Ordinary Shares Reserved for Issuance
The Company has reserved ordinary shares for issuance as follows:

	As of January 31, 2024	As of April 30, 2023
Stock options issued and outstanding	2,732,289	4,038,238
RSUs issued and outstanding (1)	7,895,146	7,494,399
Available for future grants	20,105,501	17,564,133
Available for employee stock purchases	5,805,895	6,000,000
Total ordinary shares reserved	36,538,831	35,096,770
(1) Includes 116,523 PSUs issued and outstanding as of January 31, 2024.
Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of January 31, 2024, there were no preference shares issued or outstanding.
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
For the nine months ended January 31, 2024, 194,105 ordinary shares were purchased under the 2022 ESPP. No ordinary shares were purchased under the 2022 ESPP during the three months ended January 31, 2024. Stock-based compensation expense recognized related to the 2022 ESPP was $1.7 million and $5.3 million for the three and nine months ended January 31, 2024, respectively.
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
The Company’s board of directors, compensation committee, or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. During the nine months ended January 31, 2024, the Company granted PSUs that vest over three years with a one-year performance period. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs (including PSUs) that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.

The equity awards available for grant were as follows:

Nine Months Ended January 31, 2024
Available at beginning of fiscal year	17,564,133
Awards authorized	4,868,347
Options canceled	104,137
RSUs granted (1)	(3,261,660)
RSUs canceled (2)	830,544
Available at end of period	20,105,501
(1) Includes 132,960 PSUs granted during the nine months ended January 31, 2024.
(2) Includes 16,437 PSUs canceled during the nine months ended January 31, 2024.
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2023	4,038,238	$32.74	5.35	$134,778
Stock options exercised	(1,200,589)	$16.23
Stock options canceled	(104,137)	$98.35
Stock options assumed in acquisition canceled	(1,223)	$75.42
Balance as of January 31, 2024	2,732,289	$37.47	4.89	$223,029
Exercisable as of January 31, 2024	2,439,399	$30.88	4.57	$214,206
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
As of January 31, 2024, the Company had unrecognized stock-based compensation expense of $15.8 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.83 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2023	7,494,399	$74.52
RSUs granted (1)	3,261,660	$102.08
RSUs released	(2,030,369)	$79.51
RSUs canceled (2)	(830,544)	$74.41
Outstanding and unvested at January 31, 2024	7,895,146	$84.64
(1) Includes 132,960 PSUs granted during the nine months ended January 31, 2024.
(2) Includes 16,437 PSUs canceled during the nine months ended January 31, 2024.

During the nine months ended January 31, 2024, the Company granted 132,960 PSUs subject to performance and service conditions, with a grant-date fair value of $9.1 million, to certain executives. The PSUs become eligible to vest based on the level of the Company’s achievement against a revenue-based performance goal for fiscal 2024. The amount that may be earned ranges from 0% to 200% of the eligible PSUs. Subject to the executives’ continued service to the Company through the applicable vesting date, one-third of the eligible PSUs will vest following the end of fiscal 2024 and, thereafter, one-eighth of the remaining eligible PSUs will vest on a quarterly basis over two years. Compensation expense related to PSUs is measured at the fair value on the date of grant and recognized over the requisite service period. In the event that an executive’s continuous service to the Company ceases, any associated unvested PSUs will immediately terminate and be forfeited. The Company recognizes forfeitures as they occur.
As of January 31, 2024, the Company had unrecognized stock-based compensation expense of $624.8 million related to RSUs (including PSUs) that the Company expects to recognize over a weighted-average period of 2.97 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Cost of revenue
Subscription	$2,253	$2,163	$6,553	$6,352
Services	3,331	2,529	8,980	7,067
Research and development	24,443	20,905	68,843	58,378
Sales and marketing	20,238	19,096	57,252	50,756
General and administrative	12,497	9,763	34,716	26,073
Total stock-based compensation expense	$62,762	$54,456	$176,344	$148,626
12. Net Earnings (Loss) Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net earnings (loss) per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$176,124	$(72,574)	$102,820	$(189,430)
Denominator:
Weighted-average shares used in computing net earnings (loss) per share attributable to ordinary shareholders
Basic	100,282,179	96,052,025	99,099,210	95,327,131
Diluted	104,503,290	96,052,025	103,149,384	95,327,131
Net earnings (loss) per share attributable to ordinary shareholders, basic and diluted
Basic	$1.76	$(0.76)	$1.04	$(1.99)
Diluted	$1.69	$(0.76)	$1.00	$(1.99)

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net earnings (loss) per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Stock options	344,995	4,419,457	780,199	4,419,457
RSUs	1,858,725	8,021,408	1,467,263	8,021,408
2022 ESPP	—	—	641	—
Total	2,203,720	12,440,865	2,248,103	12,440,865
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a benefit from income taxes of $200.3 million and a provision for tax expense of $2.4 million for the three months ended January 31, 2024 and 2023, respectively, and a benefit of $181.9 million and expense of $12.3 million for the nine months ended January 31, 2024 and 2023, respectively. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law.
The income tax benefit for the three and nine months ended January 31, 2024 was primarily due to the release of the valuation allowance against U.S. federal and certain states’ deferred tax assets of $250.7 million during the three and nine months ended January 31, 2024. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized.
As of January 31, 2024, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company has determined that it is more likely than not that its U.S. federal and certain states’ deferred tax assets will be realizable. The Company continues to maintain a valuation allowance against California and certain other states’ deferred tax assets due to the uncertainty regarding the realizability as they have not met the “more likely than not” realization criteria.
When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate, and the release of valuation allowance, supported by projections of future taxable income, is recorded as a discrete tax benefit in the interim period. The Company released $207.5 million of its valuation allowance as a discrete tax benefit during the three months ended January 31, 2024. The Company will continue to regularly assess the need for a valuation allowance against its deferred tax assets.
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
14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $4.2 million and $4.4 million of expense related to the 401(k) Plan for the three months ended January 31, 2024 and 2023, respectively, and $13.3 million and $13.4 million for the nine months ended January 31, 2024 and 2023, respectively.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $3.5 million and $2.4 million of expense for the three months ended January 31, 2024 and 2023, respectively, and $9.4 million and $6.9 million for the nine months ended January 31, 2024 and 2023, respectively.

15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
United States	$186,177	$159,125	$537,392	$464,186
Rest of world	141,780	115,441	394,930	324,862
Total revenue	$327,957	$274,566	$932,322	$789,048
Other than the United States, no individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of January 31, 2024	As of April 30, 2023
United States	$11,983	$13,476
The Netherlands	3,959	4,597
United Kingdom	4,030	2,797
India	2,679	1,803
Rest of world	5,949	2,416
Total long-lived assets	$28,600	$25,089
16. Restructuring and Other Related Charges
On November 30, 2022, the Company announced and began implementing a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by approximately 13% and implementing certain facilities-related cost optimization actions. For the nine months ended January 31, 2024, the Company recorded $0.8 million of employee-related severance and other termination benefits. The Company did not record employee-related severance and other termination benefits for the three months ended January 31, 2024. For the three and nine months ended January 31, 2023, the Company recorded employee-related severance and other termination benefits of approximately $22.0 million and facilities-related charges of approximately $6.2 million. The facilities-related charges included impairment of operating lease right-of-use assets and the associated furniture, equipment, and leasehold improvements of $5.1 million and $1.1 million, respectively, for the exited leased office spaces.

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
Overview
Elastic is a search analytics company that enables anyone to find the answers they need in real-time from all their data, at scale. The Elasticsearch platform, available as both a hosted, managed service across public clouds as well as self-managed software, allows our customers to find insights and drive artificial intelligence (“AI”) and machine learning use cases from large amounts of data.
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
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 93% and 92% of total revenue in the nine months ended January 31, 2024 and 2023, respectively. We also generate revenue from consulting and training services.

We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of January 31, 2024, we had approximately 20,800 customers compared to approximately 19,900 customers as of January 31, 2023. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending on our products but can significantly grow their spending. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,270 and over 1,110 as of January 31, 2024 and 2023, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both, prospecting to land new customers and additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing the Elastic Stack and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,161 employees as of January 31, 2024.
Current Economic Conditions
Macroeconomic events, including inflation, slower economic growth, and political unrest, continue to evolve and negatively impact worldwide economic activity. Governmental and corporate responses to these factors, including rising interest rates, unpredictable and decreased spending, and layoffs, have added to the highly volatile macroeconomic landscape. We have experienced and, if economic conditions do not reflect a sustained recovery, we may continue to experience longer and more unpredictable sales cycles, increased scrutiny of deals, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional risks.
Restructuring
On November 30, 2022, we announced and began implementing a plan to align our investments more closely with our strategic priorities by reducing our workforce by approximately 13% and implementing certain facilities-related cost optimization actions. We incurred $0.8 million in restructuring and other related charges during the nine months ended January 31, 2024. We did not record restructuring and other related charges during the three months ended January 31, 2024. During the three and nine months ended January 31, 2023, we incurred approximately $29.8 million in restructuring and other related charges.
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

Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the nine months ended January 31, 2024 and 2023, Elastic Cloud contributed 43% and 40% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the exact same amount, then the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 109% as of January 31, 2024.
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
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal and state, and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, non-deductible stock-based compensation, as well as one-time tax benefits or charges, including an income tax benefit related to a release of the valuation allowance against U.S. federal and certain states’ deferred tax assets during the three months ended January 31, 2024.
Results of Operations
The following table sets forth our results of operations for the periods presented.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Revenue
Subscription	$307,632	$255,613	$865,622	$728,638
Services	20,325	18,953	66,700	60,410
Total revenue	327,957	274,566	932,322	789,048
Cost of revenue (1)(2)
Subscription	63,976	56,146	181,238	164,798
Services	20,666	19,062	60,970	58,146
Total cost of revenue	84,642	75,208	242,208	222,944
Gross profit	243,315	199,358	690,114	566,104
Operating expenses (1)(2)(3)
Research and development	87,202	77,472	248,000	231,689
Sales and marketing	141,621	126,717	408,020	379,902
General and administrative	40,896	34,711	117,530	103,724
Restructuring and other related charges	—	29,805	754	29,805
Total operating expenses	269,719	268,705	774,304	745,120
Operating loss (1)(2)(3)	(26,404)	(69,347)	(84,190)	(179,016)
Other income (expense), net
Interest expense	(6,368)	(6,265)	(19,023)	(18,875)
Other income, net	8,568	5,460	24,107	20,774
Loss before income taxes	(24,204)	(70,152)	(79,106)	(177,117)
(Benefit from) provision for income taxes	(200,328)	2,422	(181,926)	12,313
Net income (loss)	$176,124	$(72,574)	$102,820	$(189,430)

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue
Subscription	$2,400	$2,291	$6,989	$6,733
Services	3,502	2,656	9,494	7,391
Research and development	25,989	21,462	71,956	60,220
Sales and marketing	21,142	19,883	59,541	52,584
General and administrative	12,814	9,863	35,584	26,579
Total stock-based compensation expense and related employer taxes	$65,847	$56,155	$183,564	$153,507
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue
Subscription	$3,186	$2,977	$9,139	$8,902
Sales and marketing	—	1,232	2,143	3,695
Total amortization of acquired intangibles	$3,186	$4,209	$11,282	$12,597
(3) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Research and development	$—	$870	$1,175	$5,034
General and administrative	682	29	1,065	66
Total acquisition-related expenses	$682	$899	$2,240	$5,100

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Revenue
Subscription	94%	93%	93%	92%
Services	6%	7%	7%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)
Subscription	20%	20%	19%	21%
Services	6%	7%	7%	7%
Total cost of revenue	26%	27%	26%	28%
Gross profit	74%	73%	74%	72%
Operating expenses (1)(2)(3)
Research and development	27%	28%	26%	29%
Sales and marketing	43%	46%	44%	48%
General and administrative	12%	13%	13%	13%
Restructuring and other related charges	—%	11%	—%	4%
Total operating expenses	82%	98%	83%	94%
Operating loss (1)(2)(3)	(8)%	(25)%	(9)%	(22)%
Other income (expense), net
Interest expense	(2)%	(2)%	(2)%	(3)%
Other income, net	3%	2%	3%	3%
Loss before income taxes	(7)%	(25)%	(8)%	(22)%
(Benefit from) provision for income taxes	(61)%	1%	(19)%	2%
Net income (loss)	54%	(26)%	11%	(24)%
(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Cost of revenue
Subscription	1%	1%	1%	1%
Services	1%	1%	1%	1%
Research and development	8%	8%	8%	8%
Sales and marketing	6%	8%	6%	7%
General and administrative	4%	3%	4%	3%
Total stock-based compensation expense and related employer taxes	20%	21%	20%	20%
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Cost of revenue
Subscription	1%	1%	1%	1%
Sales and marketing	—%	1%	—%	1%
Total amortization of acquired intangibles	1%	2%	1%	2%

(3) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Research and development	—%	—%	—%	1%
General and administrative	—%	—%	—%	—%
Total acquisition-related expenses	—%	—%	—%	1%
Comparison of Three Months Ended January 31, 2024 and 2023
Revenue

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Revenue
Subscription	$307,632	$255,613	$52,019	20%
Services	20,325	18,953	1,372	7%
Total revenue	$327,957	$274,566	$53,391	19%
Subscription revenue increased by $52.0 million, or 20%, for the three months ended January 31, 2024 compared to the same period of the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 29% over the same period and increased to 44% of total revenue for the three months ended January 31, 2024 from 40% for the three months ended January 31, 2023.
Services revenue increased by $1.4 million, or 7%, for the three months ended January 31, 2024 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue
Subscription	$63,976	$56,146	$7,830	14%
Services	20,666	19,062	1,604	8%
Total cost of revenue	$84,642	$75,208	$9,434	13%
Gross profit	$243,315	$199,358	$43,957	22%

Gross margin:
Subscription	79%	78%
Services	(2)%	(1)%
Total gross margin	74%	73%
Cost of subscription revenue increased by $7.8 million, or 14%, for the three months ended January 31, 2024 compared to the same period of the prior year. This increase was primarily due to an increase of $7.2 million in cloud infrastructure costs. Total subscription margin increased to 79% for the three months ended January 31, 2024 compared to 78% for the same period of the prior year, primarily due to efficiencies realized in managing our subscription costs relative to revenue growth.

Cost of services revenue increased by $1.6 million, or 8%, for the three months ended January 31, 2024 compared to the same period of the prior year. This increase was due to an increase of $1.9 million in personnel and related costs which were partially offset by a $0.5 million decrease in training and facility costs. The increase in personnel and related costs includes an increase of $1.1 million in salaries and related taxes and $0.8 million in stock-based compensation. Gross margin for services revenue was (2)% for the three months ended January 31, 2024 compared to (1)% for the same period of the prior year. The decrease in gross margin was primarily attributable to personnel and related costs growing at a higher rate than the growth in services revenue. We continue to make investments in our services organization that we believe will be needed as we continue to grow. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Research and development	$87,202	$77,472	$9,730	13%
Research and development expense increased by $9.7 million, or 13%, for the three months ended January 31, 2024 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $7.7 million, cloud infrastructure costs related to our research and development activities increased by $1.4 million, and travel costs increased by $0.9 million. These increases were partially offset by a decrease of $0.5 million in consulting fees. The increase in personnel and related costs includes increases of $4.0 million in salaries and related taxes, $3.5 million in stock-based compensation, and $1.1 million in employee benefits expense, which were partially offset by a decrease in acquisition-related compensation of $0.9 million and a decrease in miscellaneous expense categories of $0.1 million.
Sales and marketing

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing	$141,621	$126,717	$14,904	12%
Sales and marketing expense increased by $14.9 million, or 12%, for the three months ended January 31, 2024 compared to the same period of the prior year. This increase was primarily attributable to an increase of $7.9 million in personnel and related costs, an increase of $4.7 million in marketing expenses and an increase in travel costs by $2.2 million. The increase in personnel and related costs includes an increase of $4.4 million in salaries and related taxes, an increase of $1.9 million in commission expense, and an increase of $1.1 million in stock-based compensation.
General and administrative

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
General and administrative	$40,896	$34,711	$6,185	18%
General and administrative expense increased by $6.2 million, or 18%, for the three months ended January 31, 2024 compared to the same period of the prior year. This increase was primarily attributable to increases of $5.3 million in personnel and related costs, $0.5 million in legal and professional costs, and $0.3 million in travel costs. The increase in personnel and related costs includes increases of $2.8 million in stock-based compensation expense, $1.8 million in salaries and related taxes, and $0.3 million in employee benefits expense.

Restructuring and other related charges

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Restructuring and other related charges	$—	$29,805	$(29,805)	NM
NM = Not Meaningful
For the three months ended January 31, 2024, we did not record restructuring and other related charges. For the three months ended January 31, 2023, we recorded restructuring and other related charges primarily comprising employee-related severance and other termination benefits of approximately $22.0 million and facilities-related charges of approximately $6.2 million.
Other Income (Expense), Net
Interest expense

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(6,368)	$(6,265)	$(103)	2%
Interest expense remained relatively flat, increasing by $0.1 million, or 2%, for the three months ended January 31, 2024 compared to the same period of the prior year.
Other income, net

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Other income, net	$8,568	$5,460	$3,108	57%
Other income, net increased by $3.1 million to $8.6 million for the three months ended January 31, 2024 from $5.5 million for the same period of the prior year. The increase was primarily due to an increase of $4.4 million in interest and other investment income, partially offset by a decrease of $1.3 million in net foreign currency exchange losses.
(Benefit from) Provision for Income Taxes

	Three Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
(Benefit from) provision for income taxes	$(200,328)	$2,422	$(202,750)	NM
The benefit from income taxes was $200.3 million for the three months ended January 31, 2024 compared to a provision for income taxes of $2.4 million for the same period of the prior year. Our effective tax rate was 828% and (3)% of our loss before income taxes for the three months ended January 31, 2024 and 2023, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges. The increase in tax benefit was driven primarily by a release of a valuation allowance against U.S. federal and certain states’ deferred tax assets of $250.7 million during the three months ended January 31,2024, partially offset by tax expense in the current year resulting from growth in business operations in jurisdictions for which we are not subject to valuation allowances or net operating losses.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized.

As of January 31, 2024, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we have concluded that it is more likely than not that the majority of our U.S. federal and certain states’ deferred tax assets will be realizable. Accordingly, we recorded a release of the valuation allowance against our U.S. federal and certain states’ deferred tax assets of $250.7 million during the three and nine months ended January 31, 2024. We continue to maintain a valuation allowance against California and certain other states’ deferred tax assets due to uncertainty regarding their realizability, as they have not met the “more likely than not” realization criteria. We maintain a full valuation allowance on our UK and Netherlands deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate, and the release of a valuation allowance, supported by projections of future taxable income, is recorded as a discrete tax benefit in the interim period. We released $207.5 million of our valuation allowance as a discrete tax benefit during the three months ended January 31, 2024. The Company will continue to regularly assess the need for a valuation allowance against its deferred tax assets.

Comparison of Nine Months Ended January 31, 2024 and 2023
Revenue

	Nine Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Revenue
Subscription	$865,622	$728,638	$136,984	19%
Services	66,700	60,410	6,290	10%
Total revenue	$932,322	$789,048	$143,274	18%
Subscription revenue increased by $137.0 million, or 19%, for the nine months ended January 31, 2024 compared to the same period of the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 28% over the same period and increased to 43% of total revenue for the nine months ended January 31, 2024 from 40% for the nine months ended January 31, 2023.
Services revenue increased by $6.3 million, or 10%, for the nine months ended January 31, 2024 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Nine Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue
Subscription	$181,238	$164,798	$16,440	10%
Services	60,970	58,146	2,824	5%
Total cost of revenue	$242,208	$222,944	$19,264	9%
Gross profit	$690,114	$566,104	$124,010	22%

Gross margin:
Subscription	79%	77%
Services	9%	4%
Total gross margin	74%	72%

Cost of subscription revenue increased by $16.4 million, or 10%, for the nine months ended January 31, 2024 compared to the same period of the prior year. This increase was primarily due to an increase of $14.7 million in cloud infrastructure costs, $2.2 million in other third-party costs, and $0.8 million in software and equipment expense. These increases were partially offset by a $1.4 million decrease in personnel and related costs due to a decrease in average headcount. Total subscription margin increased to 79% for the nine months ended January 31, 2024 compared to 77% for the same period of the prior year, primarily due to efficiencies realized in managing our subscription costs relative to revenue growth.
Cost of services revenue increased by $2.8 million, or 5%, for the nine months ended January 31, 2024 compared to the same period of the prior year. This increase was primarily due to an increase of $3.6 million in personnel and related costs. These costs were partially offset by decreases of $0.9 million in training and facility costs. The increase in personnel and related costs includes increases of $2.0 million in salaries and related taxes and $1.9 million in stock-based compensation, which were partially offset by decreases in miscellaneous other personnel and related costs of $0.3 million. Gross margin for services revenue was 9% for the nine months ended January 31, 2024 compared to 4% for the same period of the prior year. The increase in gross margin was primarily due to services revenue increasing by 10%, a higher rate than the 5% increase in cost of services revenue. We continue to make investments in our services organization that we believe will be needed as we continue to grow. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Nine Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Research and development	$248,000	$231,689	$16,311	7%
Research and development expense increased by $16.3 million, or 7%, for the nine months ended January 31, 2024 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $12.4 million for the current period, while cloud infrastructure costs related to our research and development activities increased by $2.8 million and travel costs increased by $0.8 million. The increase in personnel and related costs includes an increase of $10.5 million in stock-based compensation and $5.2 million in salaries and related taxes, offset in part by a decrease in acquisition-related compensation of $3.8 million.
Sales and marketing

	Nine Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing	$408,020	$379,902	$28,118	7%
Sales and marketing expense increased by $28.1 million, or 7%, for the nine months ended January 31, 2024 compared to the same period of the prior year. This increase was primarily due to an increase of $15.1 million in personnel and related costs, a $8.8 million increase in marketing expenses, and a $6.6 million increase in travel costs. These increases were partially offset by decreases of $1.6 million in intangible asset amortization, $0.5 million in consulting fees, and $0.4 million in facilities-related costs. The increase in personnel and related costs included increases of $6.5 million in stock-based compensation, $4.5 million in commission expense, and $3.9 million in salaries and related taxes.
General and administrative

	Nine Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
General and administrative	$117,530	$103,724	$13,806	13%
General and administrative expense increased by $13.8 million, or 13%, for the nine months ended January 31, 2024 compared to the same period of the prior year. This increase was primarily due to increases of $12.0 million in personnel and related costs, $1.2 million in legal and professional fees, $1.0 million in bad debt expense, and $0.5 million in travel costs. These increases were partially offset by a decrease of $1.4 million in insurance. The increase in personnel and related costs included increases of $8.7 million in stock-based compensation expense and $3.3 million in salaries and related taxes.

Restructuring and other related charges

	Nine Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Restructuring and other related charges	$754	$29,805	$(29,051)	(97)%
For the nine months ended January 31, 2024, we recorded restructuring and other related charges comprising employee-related severance and other termination benefits of approximately $0.8 million. For the nine months ended January 31, 2023, we recorded restructuring and other related charges comprising employee-related severance and other termination benefits of approximately $22.0 million and facilities-related charges of approximately $6.2 million.
Other Income, Net
Interest expense

	Nine Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(19,023)	$(18,875)	$(148)	1%
Interest expense remained relatively flat for the nine months ended January 31, 2024 compared to the same period of the prior year.
Other income, net

	Nine Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
Other income, net	$24,107	$20,774	$3,333	16%
Other income, net increased by $3.3 million to $24.1 million for the nine months ended January 31, 2024 from $20.8 million for the same period of the prior year. The increase was primarily due to an increase of $17.4 million in investment income due to new investments in marketable securities and higher interest earned on money market funds. This was partially offset by an increase in net foreign currency transaction losses of $3.8 million. Additionally, during the nine months ended January 31, 2023 a one-time favorable settlement of a legal claim increased other income by $10.2 million, further offsetting the year-over-year increase in investment income.
(Benefit from) Provision for Income Taxes

	Nine Months Ended January 31,		Change
	2024	2023	$	%

	(in thousands)
(Benefit from) provision for income taxes	$(181,926)	$12,313	$(194,239)	NM
The benefit from income taxes was $181.9 million for the nine months ended January 31, 2024 compared to a provision for income taxes of $12.3 million for the same period of the prior year. Our effective tax rate was 230% and (7)% of our loss before income taxes for the nine months ended January 31, 2024 and 2023, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges. The increase in tax benefit is driven primarily by a release of a valuation allowance against U.S. federal and certain states’ deferred tax assets of $250.7 million during the nine months ended January 31,2024, partially offset by tax expense in the current year resulting from growth in business operations in jurisdictions for which we are not subject to valuation allowances or net operating losses.
See "Comparison of Three Months Ended January 31, 2024 and 2023 - (Benefit from) Provision for Income Taxes" for discussion related to the U.S. valuation allowance.

Liquidity and Capital Resources
As of January 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.015 billion. Our cash, cash equivalents and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $950.5 million as of January 31, 2024. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$87,814	$8,107
Net cash used in investing activities	$(229,606)	$(1,019)
Net cash provided by financing activities	$28,601	$12,234
Net Cash Provided by Operating Activities
Net cash provided by operating activities during the nine months ended January 31, 2024 was $87.8 million, which resulted from net income of $102.8 million and adjustments for non-cash charges of $41.1 million offset by net cash outflow of $56.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $176.3 million for stock-based compensation expense, $56.4 million for amortization of deferred contract acquisition costs, $13.9 million of depreciation and intangible asset amortization expense, $8.1 million in non-cash operating lease costs, and $2.3 million from foreign currency transaction loss, partially offset by $210.3 million for deferred income taxes primarily related to the release of a valuation allowance, net and $6.4 million from amortization of premium and accretion of discount on marketable securities, net. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $74.1 million as our sales commissions increased due to increased business volume, a net decrease of $22.3 million in accounts payable, accrued expenses and accrued compensation and benefits, a decrease of $9.1 million in operating lease liabilities, and an increase of $4.9 million in prepaid expenses and other assets. These outflows were partially offset by inflows from a decrease of $31.0 million in accounts receivable and a $23.2 million increase in deferred revenue.

Net cash provided by operating activities during the nine months ended January 31, 2023 was $8.1 million, which resulted from adjustments for non-cash charges of $233.4 million, mostly offset by a net loss of $189.4 million and net cash outflow of $35.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $148.6 million for stock-based compensation expense, $51.5 million for amortization of deferred contract acquisition costs, $15.5 million of depreciation and intangible asset amortization expense, $8.4 million in non-cash operating lease costs, $6.2 million of asset impairment charges, $2.3 million of foreign currency transaction losses, and amortization of debt issuance costs of $0.8 million. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $68.2 million as our sales commissions increased due to increased business volume, a decrease of $8.4 million in operating lease liabilities, and a net decrease of $5.9 million in accounts payable, accrued expenses and accrued compensation and benefits. These outflows were partially offset by inflows from a $17.9 million increase in deferred revenue, a decrease of $14.8 million in prepaid expenses and other assets, and a decrease of $14.1 million in accounts receivable.
Net Cash Used in Investing Activities
Net cash used in investing activities of $229.6 million during the nine months ended January 31, 2024 was primarily due to the purchase of marketable securities of $358.3 million and business acquisitions, net of cash acquired, of $19.0 million, offset by cash provided by maturities of marketable securities of $150.2 million. In addition, we incurred $2.6 million of capital expenditures.
Net cash used in investing activities of $1.0 million during the nine months ended January 31, 2023 was due to capital expenditures during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $28.6 million during the nine months ended January 31, 2024 was due to the proceeds from stock option exercises and ESPP purchases.
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
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.018 billion as of January 31, 2024. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.

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
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars, and to a lesser extent the Euro, British Pound Sterling, and other currencies. To date, we have not had a formal hedging program with respect to foreign currency, but we may adopt such a program in the future if our exposure to foreign currency were to become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Although changes to exchange rates have not had a material impact on our net operating results to date, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally.
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized foreign currency transaction losses of $2.8 million and $0.4 million for the nine months ended January 31, 2024 and 2023, respectively.
As of January 31, 2024, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $7.3 million on our cash, cash equivalents, restricted cash, and marketable securities balances.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended January 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Information technology spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations have been, and may continue to be, negatively impacted by current macroeconomic conditions, including declining rates of economic growth, inflationary pressures, increased interest rates, and other conditions discussed in this report, and by the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine and the resulting international political crises and associated impacts.
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
•We and our third-party vendors and service providers are vulnerable to a risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar incidents from nation-state and affiliated actors.
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
We have experienced rapid growth and increased demand for our offerings. Our employee headcount and number of customers have increased significantly over the past several years. For example, our total number of customers has grown from over 2,800 as of April 30, 2017 to approximately 20,800 as of January 31, 2024. Further, although our employee headcount has generally grown over the past several years, we may modify our hiring to align with our evolving growth plans, our employee headcount generally has increased as we have expanded our business. The growth and expansion of our business and offerings place a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to leverage, develop and retain qualified employees effectively enough to maintain our growth plans. We must continue to improve our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively. Our failure to do so could result in increased costs, negatively affect our customers’ satisfaction with our offerings, and harm our results of operations.
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
We incurred a net loss of $236.2 million and $203.8 million for the years ended April 30, 2023 and 2022, respectively, and have incurred losses in all prior years since our inception. As a result, we had an accumulated deficit of $950.5 million as of January 31, 2024 despite having net income of $102.8 million for the nine months ended January 31, 2024. Although we had net income during the nine months ended January 31, 2024, we may continue to have net losses in future years. We anticipate that our operating expenses will continue to increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of rising rates of inflation and other macroeconomic events. You should not consider our revenue growth in prior periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive operating cash flow for the nine months ended January 31, 2024 and in fiscal 2023, any failure to grow our business could prevent us from achieving positive operating cash flow on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

Our ability to grow our business will depend significantly on the expansion and adoption of our Elastic Cloud offerings.
We believe our future success will depend significantly on the growth in the adoption of Elastic Cloud, our family of cloud-based offerings. We have incurred and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have also entered into non-cancelable multi-year cloud hosting capacity commitments with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We believe that we must offer a family of cloud-based products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. For the nine months ended January 31, 2024 and the years ended April 30, 2023 and 2022, Elastic Cloud contributed 43%, 40%, and 35% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption, and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other things, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market, or deliver cloud-based offerings that satisfy customer requirements technically or commercially, if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of adverse macroeconomic conditions, or the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current, future, or sustained economic uncertainties or downturns, whether actual or perceived, could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and in international markets, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, changes in inflation, foreign exchange and interest rate environments, recessionary fears, supply chain constraints, energy costs, political instability, natural catastrophes, warfare, infectious diseases and terrorist attacks, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, inflation rates recently reached levels not seen in decades and may continue to create economic volatility as governments adjust interest rates in an attempt to manage the inflationary environment, which may further lead to our customers tightening their technology expenditures and investment. Further, the ongoing international political crisis resulting from the evolving conflict in Israel and Gaza and Russia’s invasion of Ukraine could continue to have significant negative macroeconomic consequences, including on the businesses of our customers, which could negatively impact their spending on our offerings. Moreover, instability in the global banking system recently has resulted in failures of major banks. Any further disruptions or other adverse developments, or concerns or rumors about any such events or similar risks, in the financial services industry, both in the U.S. and in international markets, may lead to market-wide liquidity problems and may impact our or our customers’ liquidity and, as a result, negatively affect the level of customer spending on our offerings.
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
In the United States, many states have enacted such legislation. These laws and regulations may include a private right of action for certain data breaches or noncompliance with privacy or security obligations, may provide for penalties and other remedies, and may require us to incur substantial costs and expenses and liabilities in connection with our compliance. Other U.S. states and the U.S. federal government are considering or have enacted similar privacy legislation or regulations. Many obligations under these laws and legislative or regulatory proposals remain uncertain, and we cannot fully predict their impact on our business. Failure to comply with these varying laws and standards may subject us to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.

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
On May 22, 2023, Ireland’s Data Protection Commission (“DPC”) found that a company’s use of standard contractual clauses (“SCC”) in its data transfers failed to adequately protect the personal data of its European users, and fined that company approximately $1.3 billion. While the full implications of this recent DPC decision for other companies such as us are not yet clear, those implications may, among other matters, affect our ability to continue using SCCs in our contracts or subject us to increased risk of regulatory fines related to our use of SCCs. Furthermore, in July 2023, the European Commission adopted its adequacy decision on data transfers under the EU-U.S. Data Privacy Framework (“DPF”). The adequacy decision provides a new lawful basis for trans-Atlantic data transfers from data exporters in the EU to U.S. data importers who certify compliance with the DPF principles. The DPF is currently being challenged, including by a member of the French Parliament. In light of these and other ongoing developments relating to cross-border data transfer, we may experience additional costs associated with increased compliance burdens, and this regulation may impact our ability to transfer personal data across our organization, to customers, or to third parties.
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

If we experience a security incident, or unauthorized access to or other unauthorized processing of confidential information, including personal data, otherwise occurs, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.
Any security incident, including those resulting from a cybersecurity attack, phishing attack, unauthorized access, unauthorized usage, virus, malware, ransomware, denial of service, credential stuffing attack, supply chain attack, hacking, or similar breach involving our networks and systems, or those of third parties upon which we rely, could result in the loss of confidential information, including personal data, disruption to our operations, significant remediation costs, lost revenue, increased insurance premiums, damage to our reputation, litigation, regulatory investigations or other liabilities. A failure to promptly disclose such incidents in a timely manner to individuals or regulatory authorities as required by law may result in similar consequences. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations, and security incidents may arise from other sources, such as employee or contractor error or malfeasance.
Technology is constantly and rapidly evolving and security functionality may not develop as quickly, which could create vulnerabilities that can be exploited. Additionally, cyber threats are constantly evolving and becoming increasingly sophisticated and complex, such as evolving forms of targeted social engineering and exploits of credential exposure, increasing the difficulty of detecting and successfully defending against them. The use of AI by threat actors may increase the velocity of such threats, magnifying the risks associated with these types of attacks. As a provider of security solutions, we have been and may continue to be specifically targeted by threat actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry continues to see a large volume of phishing attacks and unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. If our security measures are compromised as a result of third-party action, employee or contractor error, defect, vulnerability, or bugs in our products or products of third parties upon which we rely, malfeasance or otherwise, including any such compromise resulting in someone obtaining unauthorized access to our confidential information, such as personal data or the confidential information or personal data of our customers or others, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption, unavailability, or destruction of our or others’ confidential information and personal data, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security or an inability to maintain security certifications, maintain a security program in line with industry standards, or to comply with our customer or user agreements, contracts with third-party vendors or service providers or other contracts may damage our reputation, cause a loss of confidence in our security solutions and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security incident, and we may face difficulties or delays in identifying and responding to any security incident. If our systems or networks or those on which we rely suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely produce, distribute, invoice and collect payments for our products and services.
In addition, many of our customers may use our software for processing their confidential information, including business strategies, financial and operational data, personal data and other related data. As a result, unauthorized access to or use of our software or such data could result in the loss, compromise, corruption, or destruction of our customers’ confidential information and lead to claims, demands, litigation, regulatory investigations, indemnity obligations, and other liabilities. Such access or use could also hinder our ability to obtain and maintain information security certifications that support customers’ adoption of our products and our retention of those customers. We expect to continue incurring significant costs in connection with our implementation of administrative, technical and physical measures designed to protect the integrity of our customers’ data and prevent data loss, misappropriation and other security incidents.
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal data. There have been and may continue to be significant supply chain attacks generally, and our third-party vendors and service providers may be targeted or impacted by such attacks, and face other risks of security incidents. Our third-party vendors and service providers have been subject to phishing attacks and other security incidents, and we cannot guarantee that our or our third-party vendors and service providers’ systems and networks have not been compromised or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, destruction, or other unauthorized processing of our and our customers’ data, including sensitive and personal data. Additionally, some of our products leverage open source code libraries, and threat actors may attempt to deploy malicious code to users of these libraries, which could impact us and our users.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Because of the complexity and interconnectedness of our systems and networks, and those upon which we rely, the process of upgrading or patching our protective measures could itself create a risk of cybersecurity issues or system disruptions, as well as for customers who rely upon, or have exposure to, such systems and networks. Security risks have also heightened as more individuals are working remotely and utilizing home networks for transmitting information, and reported ransomware incidents with significant operational impacts also appear to be escalating in frequency and degree. Also, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar incidents from nation-state and affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services as well as retaliatory cybersecurity attacks from Russian and Russian-affiliated actors against companies with a U.S. presence. We may be at a heightened risk of such retaliatory attacks due to our decision to no longer sell our products to companies in Russia or Belarus until further notice, and to support Ukraine by, among other things, providing free access to Elastic Cloud solutions, including our platinum security capabilities, to organizations in Ukraine.
Laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat cyber threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. Data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving. Our security measures may not be deemed adequate, appropriate or reasonable by a regulator of court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain.
We and our customers may also experience increased costs associated with security measures and increased risk of suffering cybersecurity attacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial, litigation, and reputational harms that may arise from such an incident.
Limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts may not be enforceable or adequate to protect us from any liabilities or damages with respect to any particular claim relating to a security incident. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
•discrete tax events such as the release of a valuation allowance against our deferred tax assets;
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
Subscription revenue accounts for the substantial majority of our revenue, comprising 93%, 92%, and 93% of total revenue for the nine months ended January 31, 2024 and the years ended April 30, 2023 and 2022, respectively. The effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods. We recognize the vast majority of our subscription revenue, either based on actual consumption, monthly, or ratably, over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter represents the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters.
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
A portion of our revenue is generated by sales through our channel partners, especially to U.S. federal government customers and in certain international markets, and these sales may continue to grow and represent a larger portion of our revenues in the future. We provide certain of our channel partners with specific training and programs to assist them in selling our offerings, but this assistance may not always be effective. In addition, our channel partners may be unsuccessful in marketing and selling our offerings. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our offerings to customers.
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
Failure to establish, maintain and protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to establish, maintain and protect our proprietary technology, methodologies, know-how and brand. We rely on a combination of trademarks, service marks, copyrights, patents, trade secrets, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. The steps we take to protect our intellectual property rights may be inadequate.
We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of proprietary features for some versions of the Elastic Stack offered under certain licenses is publicly available, which may enable others to replicate our proprietary technology and compete more effectively. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense and resource allocation. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. Patent applications we file may not result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for certain aspects of our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and will vary by jurisdiction.
Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names, social media names, or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries are not as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate to achieve our objectives. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. These agreements may not be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Our ability to enforce such agreements may be adversely affected if the Federal Trade Commission adopts a rule it proposed in January 2023 that would prohibit non-compete provisions in employment agreements and if such restrictions are impaired in other jurisdictions. Although the proposed rule generally would not apply to other types of employment restrictions, such as confidentiality agreements, such employment restrictions could be subject to the rule if they are so broad in scope that they function as non-competes.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation has previously been, and may in the future be, necessary to enforce our intellectual property rights and protect them. Even if we prevail in such disputes, we may not be able to recover all or a portion of any judgments, and litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. If unsuccessful, litigation could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our being required to substitute inferior or more costly technologies into our products, incur warranty and indemnifications costs with our customers, or injure our reputation.
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
As of January 31, 2024, we had customers located in over 125 countries, and our strategy is to continue to expand internationally. In addition, as a result of our strategy of leveraging a distributed workforce, as of January 31, 2024, we had employees located in over 35 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
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
For example, the Organisation for Economic Co-operation and Development (“OECD”)/G20 Inclusive Framework has been working on addressing the tax challenges arising from the digitalization of the economy, including by releasing the OECD’s Pillar One and Pillar Two blueprints on October 12, 2020. Pillar One refers to the re-allocation of taxing rights to jurisdictions where sustained and significant business is conducted, regardless of a physical presence, while Pillar Two establishes a minimum tax to be paid by multinational enterprises. On December 15, 2022, the Council of the EU formally adopted Directive (EU) 2022/2523 (the “Pillar Two Directive”) to achieve a coordinated implementation of Pillar Two in EU Member States consistent with EU law. In the Netherlands, this has been implemented in the Minimum Tax Rate Act 2024 (Wet minimumbelasting 2024). This measure will ensure that multinational enterprises that are within the scope of the Pillar Two rules will be subject to a corporation tax rate of at least 15%. We do not currently believe that the Minimum Tax Rate Act 2024 will have a material adverse effect on our financial results.
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
The United States enacted legislation imposing a new minimum tax called the Base Erosion and Anti-Abuse Tax (the “BEAT”) on certain U.S. corporations. The BEAT is imposed on certain deductible amounts paid by a U.S. corporation that (i) has aggregate gross receipts of at least $1.5 billion over its three prior taxable years and (ii) is at least 25%-owned by a non-U.S. person (or otherwise related to a non-U.S. person in specified circumstances). The BEAT taxes “modified taxable income” of a U.S. corporation described above at a rate which increased to 10% in 2019 and will increase further to 12.5% in 2026. In general, modified taxable income is calculated by adding back to the U.S. corporation’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds the U.S. corporation’s regular corporate income tax liability (determined without regard to certain tax credits).
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
As of April 30, 2023, we had net operating loss carryforwards (“NOL”) for Netherlands, United States (federal and state, respectively) and United Kingdom income tax purposes of $1.041 billion, $973.4 million, $665.0 million and $74.5 million, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize NOLs could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire, if applicable. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.
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

As of January 31, 2024, there were no preference shares issued or outstanding. Preference shares in the capital of the Company may currently be issued pursuant to a resolution adopted by the general meeting of shareholders at the proposal of the board of directors. Pre-emptive rights do not exist with respect to the issue of preference shares and holders of preference shares, if any, have no pre-emptive right to acquire newly issued ordinary shares. Also, pre-emptive rights do not exist with respect to the issue of shares or grant of rights to subscribe for shares to our employees or contributions in kind.
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
In addition, dividends paid to related entities in designated low-tax jurisdictions may be subject to an alternative withholding tax (“Alternative Withholding Tax”) at the highest Dutch corporate income tax rate in effect at the time of the distribution (currently 25.8%). An entity is considered related if (i) it has a “Qualifying Interest” in our company, (ii) our company has a “Qualifying Interest” in the entity holding the ordinary shares, or (iii) a third party has a "Qualifying Interest" in both our company and the entity holding the ordinary shares. The term “Qualifying Interest” means a direct or indirectly held interest either by an entity individually or jointly if an entity is part of a collaborating group (samenwerkende groep) that enables such entity or such collaborating group to exercise a definite influence over another entity’s decisions, such as our company or an entity holding ordinary shares, as the case may be, and allows it to determine the other entity’s activities. The Alternative Withholding Tax will be reduced, but not below zero, with any Regular Dividend Withholding Tax imposed on distributions. Based on currently applicable rates, the overall effective rate of withholding of Regular Dividend Withholding Tax and Alternative Withholding Tax will not exceed the highest corporate income tax rate in effect at the time of the distribution (currently 25.8%).

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
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of January 31, 2024, we had $575.0 million aggregate principal amount of Senior Notes outstanding. Our indebtedness could have important consequences, including:
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
There is an increasing focus from regulators, certain investors, customers, and other stakeholders concerning environmental, social, and governance ("ESG") matters, both in the United States and internationally, and companies across all industries are experiencing increased scrutiny related to their ESG practices, positions, and reporting. Investors, customers, regulators, employees, and other stakeholders have focused increasingly on ESG issues, including, among other matters, climate change and greenhouse gas emissions, human and civil rights, and diversity, equity, and inclusion matters. Expectations surrounding appropriate corporate behavior in these areas are continually evolving and often reflect a wide spectrum of viewpoints and interests. In addition, changing laws, regulations and standards relating to ESG matters are evolving, creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We communicate certain ESG-related initiatives and goals regarding ESG in our annual ESG Report, on our website, in our filings with the SEC, and elsewhere. These initiatives and goals, coupled with the uncertainty regarding compliance with evolving ESG laws, regulations and expectations, could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives and goals. In addition, we could be criticized for the timing, scope or nature of these initiatives and goals, or for any revisions to them. We could be criticized for the accuracy, adequacy, presentation, or completeness of our required and voluntary ESG disclosures, which could impact our brand and reputation. If our ESG practices and disclosures do not meet evolving investor or other stakeholder expectations and societal and regulatory standards, or if we experience an actual or perceived failure to achieve our ESG-related initiatives and goals our ability to attract or retain sales, marketing and other employees, and our attractiveness as an investment or as a business partner could be negatively impacted, which could adversely affect our business.
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

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
3.2	Deed of Amendment of the Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.2	12/12/2018
3.3	Deed of Conversion and Amendment of the Articles of Association of Elastic N.V. Articles of Association (English translation).	10-Q	001-38675	3.3	12/12/2018
10.1	Elasticsearch Inc. Executive Deferred Compensation Plan, effective January 1, 2024					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
______________________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date: March 1, 2024	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2024	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)