Form 10-K
period 2024-04-30
Elastic N.V.
filed 2024-06-14
CIK 1707753

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
For the fiscal year ended April 30, 2024
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

1 We are a distributed company. Accordingly, we do not have a principal executive office. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, any shareholder communication required to be sent to our principal executive offices may be directed to the email address ir@elastic.co or to Elastic N.V., 88 Kearny St., Floor 19, San Francisco, CA 94108.

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of the ordinary shares on the New York Stock Exchange on October 31, 2023 (the last business day of the registrant’s second fiscal quarter), was approximately $7.5 billion.
As of May 31, 2024, the registrant had 101,715,185 ordinary shares, par value €0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2024 annual general meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2024.
2

i

General
Unless the context otherwise indicates, references in this report to the terms “Elastic,” “the Company,” “we,” “our” and “us” refer to Elastic N.V. individually and together with its consolidated subsidiaries.
All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended April 30 and the associated quarters, months and periods within those fiscal years. We refer to our fiscal year ended April 30, 2024 as “fiscal 2024,” to our fiscal year ended April 30, 2023 as “fiscal 2023,” and to our fiscal year ended April 30, 2022 as “fiscal 2022.”
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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our business strategy and our plan to build our business;
•the impact of macroeconomic conditions, including declining rates of economic growth, inflationary pressures, increased interest rates, and other conditions discussed in this report, on information technology spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations;
•our initiatives and investments involving artificial intelligence (“AI”);
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
•the impact of geopolitical turmoil, such as the evolving conflict in Israel and Gaza and Russia’s war with Ukraine, on our business and on the businesses of our customers and partners, including their spending priorities;
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
•our objectives and expectations for future operations;
•our relationships with and reliance on third parties, including partners;
•our ability to protect our intellectual property rights;
•our ability to develop our brands;
•the impact on our results of operations of expensing stock options and other equity awards;
•the sufficiency of our capital resources;
•our ability to successfully defend litigation brought against us;
•our ability to successfully execute our go-to-market strategy, including the positioning of our solutions and products, and to expand in our existing markets and into new markets;
•sufficiency of our liquidity sources to meet our cash needs for at least the next 12 months;
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe this information forms a reasonable basis for such statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and subject to the risks and other factors described in the section titled “Risk Factors” in Part I, Item 1A and elsewhere in this report. Among other limitations, our forward-looking statements may not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may make. As a result, investors are cautioned not to place undue reliance on any forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events or circumstances on the date as of which such statements are made. We undertake no obligation to update any forward-looking statements after the date as of which they are made or to conform such statements to actual results or revised expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements.

Summary of Risks Affecting our Business
The following is a summary of the key risks and uncertainties associated with our business, industry, and ownership of our ordinary shares. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more complete discussion of the risks and uncertainties we face, which are set forth in Part I, “Item 1A— Risk Factors” in this Annual Report on Form 10-K.
•If we do not appropriately manage our future growth or are unable to improve our systems and processes, our business and results of operations may be adversely affected.
•We have a history of losses and may not be able to achieve profitability or positive operating cash flow on a consistent basis.
•Information technology (“IT”) spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations have been, and may continue to be, negatively impacted by current macroeconomic conditions, including declining rates of economic growth, inflationary pressures, increased interest rates, and other conditions discussed in this report, and by the evolving conflict in Israel and Gaza and Russia’s war with Ukraine.
•We may not be successful in our artificial intelligence initiatives, and social, ethical, and regulatory issues relating to the use of AI in our offerings may result in new or enhanced governmental or regulatory scrutiny, reputational harm, damage to our competitive position, and liability.
•We and our third-party vendors are vulnerable to cybersecurity risks, including phishing attacks, viruses, malware, ransomware, hacking, or similar incidents that may disrupt or damage our business.
•Our ability to grow our business will suffer if we do not expand and increase adoption of our Elastic Cloud offerings.
•Our operating results may fluctuate from quarter to quarter.
•Our future growth, business and results of operations will be harmed if we are not able to keep pace with technological and competitive developments, increase sales of our subscriptions to new and existing customers, renew existing customers’ subscriptions, increase adoption of our cloud-based offerings, respond effectively to evolving markets or offer high-quality support services.
•Our limited history with consumption-based arrangements for our Elastic Cloud offerings is not adequate to enable us to accurately predict the long-term rate of customer adoption or renewal, or the impact those arrangements will have on our near-term or long-term revenue and operating results.
•Because we recognize the vast majority of our revenue from subscriptions, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•We may not be able to effectively develop and expand our sales, marketing and customer support capabilities.
•If our partners, including cloud providers, systems integrators, channel partners, referral partners, original equipment manufacturing and managed service provider partners, and technology partners, fail to perform or we are unable to maintain successful relationships with them, our ability to market, sell, and distribute our solution may be limited.
•We may not be able to realize the benefits of our marketing strategies where we offer some of our product features free of charge and provide free trials to some of our paid features.
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
•We could be negatively impacted if the Elastic License or the Server Side Public License Version 1.0 (“SSPL”) under which some of our software is licensed is not enforceable.
•Our reputation could be harmed if third parties offer inadequate or defective implementations of software that we have previously made available under an open source license.
•Limited technological barriers to entry into the markets in which we compete may facilitate entry by other enterprises into our markets to compete with us.
•A real or perceived defect, security vulnerability, error, or performance failure in our software could cause us to lose revenue, damage our reputation, and expose us to financial liability.

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
•Our use of third-party open source software within our products could negatively affect our ability to sell our products and subject us to litigation.
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
•Our reputation or business could be negatively impacted by environmental, social, and governance (“ESG”) matters and our reporting of such matters.
•We may fail to maintain an effective system of disclosure controls and internal control over financial reporting.

PART I
Item 1. Business
Elastic, the Search AI Company, enables our customers to find the answers they need in real time, using all of their data, at scale. The Elastic Search AI Platform (“our platform”), combines the power of search with AI to help companies solve real-time business problems, unlock potential value, and achieve better outcomes. Our platform, available as both a hosted, managed service across public clouds as well as self-managed software, allows our customers to find insights and drive AI and machine learning use cases from large amounts of data.
We offer three search-powered solutions – Search, Observability, and Security – that are built on the platform. We help organizations, their employees, and their customers find what they need faster, while keeping mission-critical applications running smoothly, and protecting against cyber threats.
As digital transformation drives mission-critical business functions to the cloud, we believe that every company must incorporate search AI capabilities across IT and line-of-business organizations to find the answers that matter from all of its data in real-time and at scale.
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
We make our platform available as a hosted, managed service across major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”), and Microsoft Azure) in more than 55 public cloud regions globally. Customers can also deploy our platform across hybrid clouds, public or private clouds, and multi-cloud environments.
Our business model is based primarily on a combination of a paid Elastic-managed hosted service offering and paid and free proprietary self-managed software. Our paid offerings for our platform are sold via subscription through resource-based pricing, and all customers and users have access to varying levels of features across all solutions. In Elastic Cloud, our family of cloud-based offerings, we offer various subscription tiers tied to different features. For users who download our software, we make some of the features of our software available free of charge, allowing us to engage with a broad community of developers and practitioners and introduce them to the value of the Elastic Stack. We believe in the importance of an open software development model, and we develop the majority of our software in public repositories as open code under a proprietary license. Unlike some companies, we do not build an enterprise version that is separate from our free distribution. We maintain a single code base across both our self-managed software and Elastic-hosted services. All of these actions help us build a powerful commercial business model that we believe is optimized for product-driven growth.
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
Our business has experienced rapid growth around the world. As of April 30, 2024, we had approximately 21,000 customers compared to approximately 20,200 customers and over 18,600 customers as of April 30, 2023 and 2022, respectively. Our total revenue was $1.267 billion, $1.069 billion, and $862.4 million for the years ended April 30, 2024, 2023 and 2022, respectively, representing year-over-year growth of 19% for the year ended April 30, 2024 and 24% for the year ended April 30, 2023. Subscriptions accounted for 93%, 92% and 93% of our total revenue for the years ended April 30, 2024, 2023 and 2022, respectively. Revenue from outside the United States accounted for 42%, 41% and 44% of our total revenue for the years ended April 30, 2024, 2023 and 2022, respectively.
While we recorded net income of $61.7 million for the year ended April 30, 2024, we incurred net losses of $236.2 million and $203.8 million for the years ended April 30, 2023 and 2022, respectively. Although we recorded net income for the year ended April 30, 2024, we expect to incur net losses for the foreseeable future. Our net cash provided by operating activities was $148.8 million, $35.7 million, and $5.7 million for the years ended April 30, 2024, 2023, and 2022 respectively.

Our Products
Our products enable our customers and users to find relevant information and insights nearly instantly in large amounts of data across a broad range of business and consumer use cases.
We offer the Elastic Stack, a powerful set of software products that ingest and store data from any source, in any format, and perform search, analysis, and visualization, usually in milliseconds. The Elastic Stack can be used by developers and IT decision makers to power a variety of use cases. We also offer software solutions built in the Elastic Stack that address a wide variety of use cases. The Elastic Stack and our solutions are designed to run in public or private clouds, in hybrid environments, or in multi-cloud environments.
The Elastic Stack
The Elastic Stack is primarily composed of the following products:
•Elasticsearch. Elasticsearch is the heart of the Elastic Stack. It is a distributed, real-time vector search and analytics engine and data store for all types of data, including textual, numerical, geospatial, structured, and unstructured.
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
Our Solutions
We have built a number of solutions into the Elastic Stack to make it easier for organizations to use our software for common use cases. Our solutions include the following:
•Search. Our Search solution provides a powerful search platform for building search AI applications. Key use cases for Search include: generative AI and retrieval-augmented generation, search applications, and foundational capabilities for building search experiences to support websites and portals, e-commerce, mobile app search, customer support, and workplace search.
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
•Security. Our Security solution provides unified protection to prevent, detect, and respond to threats. Our AI-driven security analytics solution includes: Security Information and Event Management (“SIEM”), with integrations to network, host, user, and cloud data sources, as well as workflow and operations, shareable analytics, incident management, and investigations; extended protection with both third party integrations as well as first party protections for both Endpoint Security (prevention, detection, and response) and Cloud Security (cloud posture assessment, vulnerability management, and cloud workload protection).

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
•Ease of Use. The Elastic Stack is engineered to take a user from data to dashboard or inquiry to insight in minutes. It offers an easy getting-started experience, featuring streamlined download and deployment, sensible defaults, a simple and intuitive query language, and no need to define a schema up front. Administrative tasks such as securing the Elastic Stack are intuitive and integrated into the user experience, as are investigative tasks such as data visualization.
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
Our Growth Strategies
We pursue the following growth strategies:
•Increase usage of Elastic Cloud. As users and customers increasingly want to consume highly-scalable cloud solutions, we believe that Elastic Cloud represents a significant growth opportunity. We plan to continue to invest resources in driving further innovation and increasing the adoption of Elastic Cloud. We recently launched a new Elastic Cloud Serverless offering in technical preview that simplifies operational management of our platform, delivering easier onboarding and autoscaling across security, observability, and search solutions.
•Increase product adoption by improving ease of use and growing our user community. With our engineering efforts focused on the user experience, we will continue to develop software that makes our products easier to use and adopt for both developers and non-developers. We will continue to engage with developers globally to grow our user community through a wide range of touch points such as community meetups, global community groups, hackathons, our global events, our user conferences, which we call ElasticON, and engagement on our website, user forums, and code repositories.

•Expand our customer base by acquiring new customers. We will continue to engage our community and our partners to drive awareness and to invest in our sales and marketing team to grow our customer base. Through Elastic Cloud, we provide the fastest and easiest way to get started with a free trial. However, there is no free subscription tier in Elastic Cloud. Self-managed users can easily download our software directly from our website and access many features free of charge, which also facilitates adoption. Our sales and marketing team conducts campaigns to drive further awareness and adoption within the user community. As a result, many of our sales prospects are already familiar with our technology prior to entering into a commercial relationship with us. Additionally, we leverage our network of partners to drive awareness and expand our sales and marketing reach to target new customers.
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
•Expand our strategic and regional partnerships. We will continue to pursue partnerships to further the development of the Elastic Stack and our customer reach. Our partners assist us in driving awareness of Elastic and our products, using the Elastic Stack to address customer requirements, and extending our reach in geographic areas and verticals where we do not have a formal sales presence.
•Selectively pursue strategic acquisitions. We intend to continue to pursue acquisitions selectively. Since inception, we have selectively pursued strategic acquisitions to drive product and market expansion. The focus of our most recent acquisitions has been to enhance the technology underlying our Security and Observability offerings.
Customers
Organizations of all sizes, across many industries, including enterprises, educational institutions and government entities, purchase our products for a variety of use cases. As of April 30, 2024, we had approximately 21,000 customers compared to approximately 20,200 customers and over 18,600 customers as of April 30, 2023 and 2022, respectively. One customer, a channel partner, accounted for 11% of total revenue for the year ended April 30, 2024. No customer accounted for 10% or more of our total revenue for the years ended April 30, 2023 and 2022.
Seasonality
We have experienced quarterly fluctuations and seasonality in our sales and results of operations based on our entry into agreements with new and existing customers, customer usage patterns for our consumption-based arrangements, and the mix between annual and monthly contracts entered into in each reporting period. Seasonality in our sales cycle generally reflects a trend toward the highest sales in our fourth fiscal quarter and lowest sales in our first fiscal quarter. We believe this seasonality might become more pronounced as we continue to target large enterprise customers.
Research and Development
We intend to continue to invest in our research and development capabilities to extend our products. Research and development expense totaled $342.0 million and $313.5 million for the years ended April 30, 2024 and 2023, respectively. We plan to continue to devote significant resources to research and development.
Our engineering organization focuses on enhancing existing products and developing new features that are easy to use and can be run in any environment, including in public or private clouds, in hybrid environments, or in multi-cloud environments. With a globally distributed engineering team, we are able to recruit, hire, and retain high-quality, experienced developers, technology leads, and product managers, and operate at a rapid pace to drive product releases, fix bugs, and create new product offerings.

Our software development process is based on iterative releases of the Elastic Stack. We are organized in small functional teams with a high degree of autonomy and accountability. Our distributed and highly modular team structure and well-defined software development processes also allow us to successfully incorporate acquired technologies.
Sales and Marketing
We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces.
With our business model, where users can download and use many of our features free of charge, our sales prospects are often already familiar with or using our platform. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. This process includes providing high-quality content, documentation, webinars, videos, and blogs through our website. We also drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. The majority of our new customers use Elastic Cloud. Many of these customers start with limited initial spending on our products but can significantly increase their spending over time.
Our sales teams are organized primarily by geography and secondarily by customer segments. We rely on inside sales development representatives to qualify leads based on the likelihood they will result in a purchase. We pursue sales opportunities both through our direct sales force and with the assistance of our partners, including through cloud marketplaces. Our relationships within customer organizations often extend beyond the initial users of the technology and include technology and business decision-makers at various levels. We also engage with our customers on an ongoing basis through a customer success team, to ensure customer satisfaction and expand their use of our technology.
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
•Systems integrators, channel partners, and referral partners. We have a global network of systems integrators, channel partners, and referral partner relationships that help deliver our products to business and government customers around the world.
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
Services
We offer consulting and training to assist customers in accelerating their success with our software. Our consulting team consists of engineers and architects who bring hands-on experience and deep technical knowledge to a project. Our training offerings enable our users to gain the skills necessary to develop, deploy, and manage our software.
Customer Support
We endeavor to make it easy for users to download, install, deploy and use the Elastic Stack and our solutions. Our user community enables users to engage in self-help and collaboration.

However, in many situations, such as those involving complex enterprise IT environments, large deployments and novel use cases, our users require our support. Accordingly, we include support as part of the subscriptions we sell for our products. Our global support organization consists of engineers who provide technical support services including troubleshooting, technical audits, cluster tuning, and upgrade assistance. Our support team is globally distributed and provides coverage 24 hours per day, 365 days per year, across multiple languages.
We do not sell support separately and, as such, it is only available for customers who license one or more of our product offerings.
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
•Storage of any type of data. Elasticsearch combines powerful parts of traditional search engines, such as an inverted index to power fast full-text search and a column store for analytics, with native support for a wide range of data types, including text, dates, numbers, geospatial data, date/numeric ranges, and IP addresses. With sensible defaults, and no upfront schema definition necessary, Elasticsearch makes it easy to start with simple storage solutions and fine-tune them as datasets grow.
•Vector search. Elastic natively supports vector search as part of ESRE, which enables a wide range of advanced search use cases that improve relevance, including sophisticated search ranking, image search, question answering, and more. Vector search relies on a next generation of machine learning models that can represent many types of content as vectors, including text, images, events, and more. ESRE also supports integration with large language models. As data volumes and formats proliferate, this sophisticated approach to search and relevance is becoming important for use cases where delivering maximum relevance is critical.
•Machine learning, AI, and alerting. Machine learning capabilities such as anomaly detection, forecasting, and categorization are tightly integrated with the Elastic Stack to automatically model the behavior of data, such as trends and periodicity, in real time to identify issues faster, streamline root cause analysis, and reduce false positives. Without these capabilities, it can be very difficult to identify issues such as infrastructure problems or intruders in real time across complex, high-volume, fast-moving datasets. In the last few years, we have also added native support for vector search and model management for advanced machine learning models.
•Powerful query languages. The Elasticsearch query domain specific language is a flexible, expressive search language that exposes a rich set of query capabilities across any kind of data. From simple Boolean operators to custom relevance functions, users can articulate exactly what they are looking for and bring their own definition of relevance. The query language also includes a composable aggregation framework that enables users to summarize, disaggregate, and analyze structured or semi-structured datasets across multiple dimensions. Examples of these capabilities, all with a single search, include tracking the top ten users by expenditure level, looking at data week over week, analyzing data across geographies, and drilling down into details with specific filters.
•Developer friendliness. Elasticsearch has consistent, well-documented application programming interfaces (“APIs”) that work the same way on one node during initial development as on a hundred nodes in production. Elasticsearch also ships with a number of language clients that provide a natural way to integrate with a variety of popular programming frameworks, reducing the learning curve, and leading to a shorter time to realizing value.
•High speed. Everything stored in Elasticsearch is indexed by default, so users do not need to decide in advance what queries they will want to run. Our architecture optimizes throughput, time-to-data availability and query latency. Elasticsearch can index millions of events per second, and newly added data can be available for search nearly instantly.

•High scale and availability. Elasticsearch is designed to scale horizontally and be resilient to node or hardware failures. As nodes join a cluster, data is automatically re-balanced and queries and indexing are spread across the new nodes seamlessly. This makes it easy to add hardware to increase indexing throughput or improve query throughput. Elasticsearch also detects node failures and hardware or network issues and automatically protects user data by eliminating the failing or inaccessible nodes and creating new replicas of the data.
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
Kibana is the user interface for the Elastic Stack. It allows users to manage the Elastic Stack and visualize data. Additionally, the interfaces for many of our solutions are built into Kibana. Key features of Kibana include the following:
•Exploration and visualization of data stored in Elasticsearch. Kibana provides interactive data views, visualizations, and dashboards powered by structured filtering and unstructured search to enable users to get to answers more quickly. Diverse user needs are supported by a variety of data visualization types, such as simple line and bar charts, purpose-built geospatial and time series visualizations, tree diagrams, network diagrams, heatmaps, scatter plots, and histograms.
•Incorporation of advanced analytics and machine learning from Elasticsearch. Kibana’s query, filtering, and data summarization capabilities reflect Elasticsearch’s powerful query domain specific language and aggregation framework while making it interactive.
•Management of the Elastic Stack. Kibana presents a broad user interface showing the health of Elastic Stack components and provides cluster alerts to notify administrators of problems. Its central management user interfaces make it easier to operate the Elastic Stack at scale.
•Home for solutions. Kibana is where our users and customers access the user interfaces for our Search, Observability, and Security solutions. Kibana provides core services, like security, alerting, and data visualization components. This makes it easy for users to discover all of the capabilities our solutions provide and enables solution users to benefit from Kibana’s core capabilities.
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

Logstash enables centralized collection and extract, transformation, and load capabilities. Key features of Logstash include the following:
•Data transformation engine. Logstash is a centralized data transformation engine that can receive and pull data from multiple sources, transform and filter that data, and send it to multiple outputs. Logstash has a powerful and flexible configuration language that allows users to create data stream acquisition and transformation logic without having to write code. This capability greatly extends and accelerates the ability to create data management pipelines to a wide variety of organizations and individuals.
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
•Search applications. Customers can bring the focused power of our platform to their company website, ecommerce site, or applications with sophisticated retrieval algorithms and the ability to integrate with large language models. Elastic delivers seamless scalability, tunable relevance controls, thorough documentation, well-maintained clients, a refined set of APIs, intuitive dashboards, and robust analytics to build a leading search experience. Customers can build rich applications directly on top of Elasticsearch, or they can use our Application Search framework to rapidly build and customize search applications.
•Workplace search. Customers can deploy internal workplace search to bring modern search to collaborative decisions and experiences. Elastic seamlessly connects to some of the world’s most widely adopted productivity tools, customer relationship management platforms, cloud storage platforms, collaboration tools, operation management platforms, and content management systems. Custom sources provide a set of APIs that let customers and users ingest any type of content from even more sources while preserving access control information.
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
•Events. Events allow users to monitor and respond to real-time operational happenings, ranging from security incidents to application-specific events. By providing a chronological view of what is happening across their infrastructure, users can identify patterns or anomalies that could signify more significant issues. Event data can also be correlated with logs and metrics to give a more comprehensive overview of system health and performance, facilitating faster root cause analysis and proactive management of operational risks.

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
•Endpoint Security. Endpoint Security combines prevention, detection, and response into a single, autonomous agent that can run even in isolated environments. It is designed for ease of use and for speed, and can help stop threats in early stages of an attack. Endpoint Security includes protection against ransomware, malware, phishing, exploits, fileless attacks, and other cybersecurity threats.
•XDR. Extended Detection and Response (“XDR”) extends detection and response across the entire attack surface. When deployed together, SIEM and Endpoint Security provide a strong security posture with broad visibility on potential threats. XDR delivers a unified security stack, protecting across endpoints, cloud, and the broader environment, letting customers minimize vendor sprawl, harness actionable data, and provide defense in depth to minimize time to resolution.
•Cloud Security. Cloud Security protects cloud deployments with rich visibility into cloud posture paired with runtime protection for cloud workloads with prevention, detection, and response capabilities, all in one integrated solution.
Community
Our team extends beyond our employee base. It includes all the users who download our software. Our users interact with us on our website forums and on X (formerly known as Twitter), GitHub, Stack Overflow, Quora, Facebook, and other platforms.
In order to build products that best meet our users’ needs, we focus on, and invest in, building a strong community. Each download of the Elastic Stack is a new opportunity to educate our next contributor, hear about a new use case, explore the need for a new feature, or meet a future member of the team. Community is core to our identity, binding our products closely together with our users. Community gives us the ability to get their candid feedback, creating a direct line of communication between our users and the builders of our products across all of our features — including both free and paid capabilities — and enabling us to make our products simpler and better.
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
Competition
Our market is highly competitive, quickly evolving, fragmented, and subject to rapid changes in technology, shifting customer needs, and frequent introductions of new offerings. Our principal competitors include:
•For Search and other platform use cases: offerings such as Lucidworks Fusion and Apache Solr (open source offering), search tools including Algolia, Coveo, and Google.
•For Observability: software vendors with specific observability solutions to analyze logging data, metrics, APM data, or infrastructure uptime, such as AppDynamics (owned by Cisco Systems), Datadog, Dynatrace, New Relic, and Splunk (owned by Cisco Systems).

•For Security: security vendors such as Azure Sentinel (by Microsoft), Broadcom (which owns Carbon Black and Symantec), CrowdStrike, McAfee, and Splunk (owned by Cisco Systems).
•Certain cloud hosting providers and managed service providers, including AWS, that offer products or services based on a forked version of the Elastic Stack. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
The principal competitive factors for companies in our industry are:
•product capabilities, including speed, scale, and relevance, with which to power search AI experiences;
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
We believe that we compare favorably to our competitors on the basis of the factors listed above. However, compared to us, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks and presence, more established relationships with current or potential customers and partners, more diverse product and services offerings, and larger and more mature intellectual property portfolios. Our competitors may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings.
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
Intellectual Property
We rely on a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures to safeguard our core technology and other intellectual property assets. In addition, we maintain a policy requiring our employees, contractors, and consultants to enter into confidentiality and invention assignment agreements. As of April 30, 2024, we had a number of active patents, issued in both the United States and outside of the United States, with expirations ranging from 2031 to 2042. In addition, as of April 30, 2024, we had numerous U.S. and international trademark registrations.
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

In addition, our technology incorporates software components licensed to the general public under open source software licenses such as the Apache Software License Version 2.0 (“Apache 2.0”). We obtain many components from software developed and released by contributors for independent open source components of our technology. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute our platform. As a result, open source development and licensing practices can limit the value of our software copyright assets.
For additional information about risks relating to our intellectual property, see the section titled “Risk Factors—Risks Related to our Business and Industry” in Item 1A of this Annual Report on Form 10-K.
Human Capital Management
We believe that our employees (whom we call “Elasticians”) and our culture are vital to Elastic’s long-term success. We support both with human capital management efforts focused on:
•Attracting, engaging and retaining a talented and diverse employee base
•Maintaining our strong company culture
•Enhancing our commitment to diversity, equity, and inclusion (“DEI”)
•Facilitating strong employee engagement
•Promoting continuous employee learning and development
•Providing a comprehensive total rewards package that seeks to offer fair and consistent pay practices with an emphasis on employee well-being
Our management regularly updates our board of directors and its committees on human capital trends and employee-focused activities and initiatives.
As of April 30, 2024, we had a total of 3,187 employees in over 35 countries globally. Over 30% of our workforce consists of women and employees who self-identify as non-binary. None of our U.S. employees are represented by a labor union. In certain countries, we have works councils or follow statutory requirements for employee representation through industry-wide collective bargaining agreements.
Distributed Workforce
Elastic originated as a distributed company and continues to be distributed by design. We have built our processes, systems, and teams so that employees can generally perform their jobs without needing to be physically present in the same room - or even in the same time zone - as their colleagues. Just as distributed systems are more resilient, we believe that a distributed workforce helps build a strong company that can scale and adapt as new challenges arise. Our distributed model also expands our reach to a global candidate pool, broadening our ability to attract diverse talent across regions.
Diversity, Equity and Inclusion
Our focus on DEI is critical to how we develop, strengthen and sustain a sense of belonging and inclusion among all employees.
Balanced Teams. We strive to be an employer of choice for a diverse and inclusive workforce through our talent brand, talent attraction, development, and retention efforts. Our recruiting approach is underpinned by the desire to create balanced teams at Elastic, which includes considering broad aspects of diversity — not only race and gender, but also diversity of thought, experience and tenure. We believe in empowering our employees to be their whole, creative selves and are proud to see this work recognized by Comparably, a workplace culture and compensation review platform, in nine major categories of its 2023 Best Place to Work series, including: Best Company Culture, Best CEO for Diversity, and Best Company Work-Life Balance. We also received an A+ culture score from Comparably.
Elastician Resource Groups. We strive to embed DEI deep within our culture through various initiatives, projects, and programs, the centerpiece of which is our Elastician Resource Groups (“ERGs”), which are company-sponsored, self-organized, employee-run groups aligned with specific shared identities, interests, affinity or allyship. Our seven ERGs encompass: Accessibility, Black and African American, Asian and Pacific Islander+, Hispanic/Latinx, LGBTQIA+, Military/Veteran, and Women.

Fair Pay Practices. Fair pay is the foundation of our compensation philosophy and the goal of fair pay informs our pay decisions around the globe. This means paying people fairly for the job they perform without regard to gender, race, or ethnicity. We partner with an external firm to conduct pay equity analysis on a regular basis using established job groupings and control factors to promote appropriate comparisons. We look at gender globally and race and ethnicity for employees in the U.S. Additionally, outside of the United States, we conduct supplemental country-specific analysis in accordance with local requirements. Further recognizing that transparency is fundamental in fostering an equitable workplace where employees can trust that their compensation is based on fair and objective criteria, we provide all employees with information about the full salary range for their role. Throughout the United States and Canada, we also include salary ranges on all job postings, in all states and provinces.
Code of Conduct. To promote and reinforce our high standards of ethics and integrity throughout the entire company, we require all employees to acknowledge their compliance with our Code of Business Conduct and Ethics and complete mandatory training on this code, and on whistleblowing, anti-harassment, discrimination, anti-retaliation, and other key policies and standards.
Employee Engagement
We are committed to ensuring that our employees have a voice and the opportunity to share their ideas and insights. Through their collective experiences and feedback, our employees play a key role in enhancing our workplace environment.
We formally seek employee feedback through regular employee experience surveys. We monitor employee morale and attitudes through two primary feedback mechanisms, consisting of – an annual employee engagement survey and a mid-year pulse survey check-in. In fiscal 2024, our employees demonstrated high engagement with robust participation in the employee experience survey. The results of these surveys are reviewed at the company, functional, team, and manager level, and are used to develop action plans.
Learning and Development
Elastic’s Learning & Organizational Development (L&OD) team’s vision is to enable purposeful growth for all employees by providing meaningful learning that can be applied in work and life. Our L&OD team’s mission is to enable employees by providing the opportunity to pursue their purpose, in work and life. To that end, we engage across a variety of mediums to ways in which we support the continuous learning and development of all Elasticians, including anytime access to on-demand video based learning and other opportunities.
We also conduct specific programs to develop managers and leaders at Elastic, including an externally-led leadership development program focused on high-performing leaders who possess the potential to have a significant strategic impact on the achievement of our long-term objectives.
Total Rewards
Compensation, Benefits and Well-being. We aim to provide all employees with a total rewards package that is market-competitive, emphasizing global consistency and local relevance. Compensation typically includes equity in the form of restricted stock units in addition to cash. Reflecting our interest in the whole person, we provide benefit programs designed to enable employees to meet their well-being goals, from starting a family to being at their physical and emotional best. These programs generally include core offerings of healthcare coverage and income protection plans, along with a focus on mental health and well-being. We provide market-competitive paid time off programs, which feature 16 weeks of paid leave to all new parents, along with life-planning benefits. In addition, we provide retirement savings plans, including a company-matched 401k plan for our U.S.-based employees. Outside of the United States, we offer plans aligned to local market practice. We also have adopted an employee stock purchase plan in which employees in countries are able to participate.
Flexible Work Environment. As a distributed company, most employees have the flexibility to work anywhere provided that we have an established structure and it aligns with the needs of the business and their role. We also recognize the importance of face-to-face interaction and maintain physical offices around the world to provide a space for employees to work and collaborate in a manner that fits their needs and preferences.
Community Involvement. Through our Elastic Cares program, employees can support the charitable organizations that matter most to them on a local and global level. This program encompasses donation matching, our nonprofit organization program which provides our technology for free to certain nonprofit organizations, and our volunteer time off initiative. Employees are encouraged to volunteer throughout the year with nonprofit organizations of their choosing using our volunteer time-off program, which provides our employees with 40 hours of paid volunteer time each year. Employees who volunteer outside of their scheduled work day can also log their hours to earn donation credit which they can direct back to the cause of their choice.

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
Our ordinary shares are listed on the New York Stock Exchange (“NYSE”) under the trading symbol “ESTC.”
Available Information
Our website address is www.elastic.co. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K and references to our website address in this Annual Report on Form 10-K are inactive textual references only.
We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the U.S. Securities and Exchange Commission (“SEC”), press releases, public conference calls, our website (www.elastic.co), the investor relations section of our website (https://ir.elastic.co), our blog (www.elastic.co/blog), and/or social media, including our account on X (formerly known as Twitter) (https://x.com/elastic), our Facebook page (www.facebook.com/elastic.co), and/or LinkedIn account (www.linkedin.com/company/elastic-co), in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.
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
Risks Related to our Business and Industry
Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects may be adversely affected.
We have experienced rapid growth and increased demand for our offerings. Our number of customers has increased significantly over the past several years, with our total number of customers growing from over 2,800 as of April 30, 2017 to approximately 21,000 as of April 30, 2024. The growth and expansion of our business and offerings place a continuous and significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to leverage, develop and retain qualified employees effectively enough to maintain our growth plans. We must continue to improve our information technology and financial infrastructure, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively. Our failure to do so could result in increased costs, negatively affect our customers’ satisfaction with our offerings, and harm our results of operations.

We have a history of losses and may not be able to achieve profitability or positive operating cash flow on a consistent basis.
We incurred a net loss of $236.2 million and $203.8 million for the years ended April 30, 2023 and 2022, respectively, and have incurred losses in all prior years since our inception. As a result, we had an accumulated deficit of $991.6 million as of April 30, 2024. Although we had net income of $61.7 million for the year ended April 30, 2024, we expect to incur net losses in future years. We anticipate that our operating expenses will continue to increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offerings, increasing competition, or economic downturns, including as a result of rising rates of inflation and other macroeconomic events. You should not consider our revenue growth in prior periods as indicative of our future performance. Any failure to increase our revenue or grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer. Additionally, although we generated positive operating cash flow in fiscal 2024, 2023, and 2022, any failure to grow our business could prevent us from achieving positive operating cash flow on a consistent basis, which could cause our business, financial condition, and results of operations to suffer.
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of adverse macroeconomic conditions, or the evolving conflict in Israel and Gaza and Russia’s war with Ukraine, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current, future, or sustained economic uncertainties or downturns, whether actual or perceived, could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and in international markets, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, changes in inflation, foreign exchange and interest rate environments, recessionary fears, supply chain constraints, energy costs, political instability, natural catastrophes, warfare, infectious diseases and terrorist attacks, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, inflation rates recently reached levels not seen in decades and have continued to create economic volatility as governments adjust interest rates in an attempt to manage the inflationary environment, which may further lead to our customers tightening their technology expenditures and investment. Further, the ongoing international political crisis resulting from the evolving conflict in Israel and Gaza and Russia’s war with Ukraine could continue to have significant negative macroeconomic consequences, including on the businesses of our customers, which could negatively impact their spending on our offerings. Any further disruptions or other adverse developments, or concerns or rumors about any such events or similar risks, in the financial services industry, both in the U.S. and in international markets, may lead to market-wide liquidity problems and may impact our or our customers’ liquidity and, as a result, negatively affect the level of customer spending on our offerings.
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
We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make, continued investments to integrate AI and machine learning technology into our offerings, including increasing our technical operations and engineering in these applications. Rapid technological progress in the industry regarding new and emerging AI technologies, such as generative AI, may require additional investment in the development, integration, and maintenance of our product offerings, as well as the development of appropriate technical protections and safeguards to maintain a responsible and ethical AI framework. These requirements may add costs and could increase our expenses as we continue to expand the breadth of use and applications of AI technologies, including generative AI, further into our product offerings, or to address changes to AI technologies, frameworks, or regulations. Additionally, we may incur substantial costs in our sales and marketing efforts to promote and sell our offerings based on AI technologies, including but not limited to branding, product promotion, and demand generation as well as technical training and investments in resources for our sales personnel and partners. Despite such investments in building our product offerings and in sales and marketing, our product offerings may not be adopted by customers. We may not achieve significant revenue directly related to all of our AI-related initiatives for several years, if at all.
Further, AI presents risks, challenges, and unintended consequences that could affect our ability to continue to incorporate the use of AI successfully in our business and solutions in new and novel ways. In addition, given the complex nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Competitors may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our financial results. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions, which could undermine confidence in the decisions, predictions, analysis, or other content that our AI-related initiatives produce. Any of the foregoing could adversely affect our business, reputation, or financial results.
Social, ethical, and regulatory issues relating to the use of AI and similar evolving technologies in our offerings may result in new or enhanced governmental or regulatory scrutiny, reputational harm, damage to our competitive position, and liability.
We have invested in and plan to continue to invest in the research and development of artificial intelligence and machine learning technologies, including generative AI. We view our continued investment in AI and generative AI research and development as an opportunity to enhance our products and services, strengthen our competitive advantage, and contribute to the responsible advancement of AI and generative AI technology. While we aim to do so in a responsible manner, social, ethical, regulatory, and legal issues relating to the use of new and evolving technologies such as AI and generative AI in our offerings may result in reputational harm and liability, as well as failures in regulatory compliance, and may cause us to incur additional research, development, and compliance costs. We are increasingly building into many of our offerings new software for integrating and creating the opportunity for our customers to integrate themselves as well as existing AI and generative AI tools in the market. As with many innovations, AI and generative AI present risks that could affect its adoption and contribution to our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability.
Government regulation related to AI and generative AI use and ethics may also increase the burden and cost of research and development, testing, and maintenance and delay implementation of these technologies. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI and generative AI are implemented in a way that minimizes unintended, potentially harmful, or adverse impacts. It is possible that further laws and regulations will be adopted, or that existing laws and regulations may be interpreted, in ways that would affect our business and the ways in which we, our partners, and customers or potential customers use AI and machine learning technology, which may impact their use adoption of our solutions and may adversely affect our financial condition and our results of operations, including as a result of costs we incur to comply with such laws or regulations.
If we experience a security incident, or unauthorized access to or other unauthorized processing of confidential information, including personal data, otherwise occurs, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.
In the normal course of our business, we receive, collect, manage, store, transmit and otherwise process large amounts of proprietary information and confidential data, including personal data and other sensitive information, relating to our operations, products, customers and business partners. Any cybersecurity incident affecting our networks, systems or those on which we rely could result in our loss of confidential information, including personal data, disruption to our operations, significant remediation costs, lost revenue, increased insurance premiums, damage to our reputation, litigation, regulatory investigations, fines, or other liabilities. We face sophisticated and evolving cyber threats from individual hackers, criminal groups, and state-sponsored organizations, as well as risks that employees, contractors or other insiders, particularly those with connectivity to our systems, may introduce vulnerabilities into our environments, facilitate a cyber attack, or take action to misappropriate our intellectual property and proprietary information.
As a provider of security solutions, we have been and may continue to be specifically targeted by threat actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry continues to see a large volume of unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. Attempted cyber attacks of our systems can deploy such malicious techniques, among others, as phishing, ransomware, credential stuffing, distributed denial of service, network intrusions, malware, domain name system spoofing, exploitation of zero-day vulnerabilities, and structural query language injection. While our security systems and controls have successfully protected us against, and mitigated the impacts of, many past attacks of this nature, we expect that we will experience similar incidents in the future.

If our security measures are compromised, we may face a loss in intellectual property protection, our data, or our customers’ data, and our reputation may be damaged, our business may suffer, and we could be subject to claims, demands, regulatory investigations, and other proceedings and indemnity obligations and otherwise incur significant liability. Even the perception of inadequate security or an inability to maintain security certifications, maintain a security program in line with industry standards, or to comply with our customer or user agreements, contracts with third-party vendors or service providers or other contracts may damage our reputation, cause a loss of confidence in our security solutions and negatively affect our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security incident, and we may face difficulties or delays in identifying and responding to any cybersecurity incident. If our systems or networks or those on which we rely suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely produce, distribute, invoice and collect payments for our products and services.
In addition, many of our customers may use our software for processing their confidential information, including business strategies, financial and operational data, personal information and other related data. As a result, unauthorized access to or use of our software or such data could result in the loss, compromise, corruption or destruction of our customers’ confidential information. Such access or use could also hinder our ability to obtain and maintain information security certifications that support customers’ adoption of our products and our retention of those customers. We expect to continue incurring significant costs in connection with our implementation of administrative, technical and physical measures designed to protect the integrity of our customers’ data and prevent data loss, misappropriation and other security incidents.
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. There have been and may continue to be significant supply chain attacks generally, and our third-party vendors and service providers may be targeted or affected by such attacks and other efforts to exploit cybersecurity vulnerabilities. Our ability to monitor our third-party vendors and service providers’ data security is limited. Threat actors may be able to circumvent those security measures and gain unauthorized access to, or cause misuse, disclosure, loss, destruction or other unauthorized processing of, our and our customers’ data, including sensitive and personal information. Further, threat actors may attempt to deploy malicious code to users of the open source libraries leveraged by our products, which could negatively affect us and those users.
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react to them in a timely manner, or implement adequate preventative measures. Because of the complexity and interconnectedness of our systems and networks and those on which we rely, the process of upgrading or patching our protective measures could itself create a risk of cybersecurity issues or system disruptions, including for customers who rely upon, or have exposure to, such systems and networks.
Limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts may not be enforceable or adequate to protect us from any liabilities or damages with respect to any particular claim relating to a security incident. We are subject to risks that our existing insurance coverage may not continue to be available on acceptable terms or available in sufficient amounts to cover claims related to a cybersecurity incident, or that the insurer may deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business.

Our ability to grow our business may suffer if we are unable to expand adoption of our Elastic Cloud offerings.
We believe our future success will depend significantly on the growth in the adoption of Elastic Cloud, our family of cloud-based offerings. We have incurred and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have also entered into non-cancelable multi-year cloud hosting capacity commitments with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. We believe that we must offer a family of cloud-based products to address the market segment that prefers a cloud-based solution to a self-managed solution and that there will be increasing demand for cloud-based offerings of our products. For the years ended April 30, 2024, 2023, and 2022, Elastic Cloud contributed 43%, 40%, and 35% of our total revenue, respectively. However, as the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption, and retention rates of our cloud-based offerings. There could be decreased demand for our cloud-based offerings due to reasons within or outside of our control, including, among other factors, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market, or deliver cloud-based offerings that satisfy customer requirements technically or commercially, if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition and results of operations may be harmed.
Our operating results are likely to fluctuate from quarter to quarter, and our financial results in any one quarter should not be relied upon as indicative of future performance.
Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. These variations may be further impacted as more of our Elastic Cloud customers adopt consumption-based arrangements or as Elastic Cloud customers already on consumption-based arrangements optimize their usage in response to the current macroeconomic environment. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include the risks and uncertainties described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. The impact of one or more of these factors may cause our operating results to vary significantly. Such fluctuations in our results could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially, and we could face costly lawsuits, including securities class action suits, which could have an adverse effect on our business.
Seasonality may cause fluctuations in our sales and results of operations.
Historically, we have experienced quarterly fluctuations and seasonality in our sales and results of operations based on the timing of our entry into agreements with new and existing customers, customer usage patterns for our consumption-based arrangements, and the mix between annual and monthly contracts entered into each reporting period. Trends in our business, financial condition, results of operations, and cash flows are impacted by seasonality in our sales cycle, which generally reflects a trend toward the highest sales in our fourth fiscal quarter and the lowest sales in our first fiscal quarter. We expect that this seasonality will continue to affect our results of operations in the future, and might become more pronounced as we continue to target larger enterprise customers.
If our existing customers do not renew their subscriptions, our business and results of operations may be adversely affected.
We derive a significant portion of our revenue from renewals of existing subscriptions. Our customers have no contractual obligation to renew their subscriptions after the completion of their subscription term. Our subscriptions for self-managed deployments typically range from one to three years, while many of our Elastic Cloud customers purchase subscriptions either on a month-to-month basis or on a committed contract of generally one to three years in duration.
Our customers may decline to renew their contracts as a result of a number of factors, including their budgets, their satisfaction with our products and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of product outages, our product uptime or latency, and the pricing of our products or competing products. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. If our existing customers do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline.

If we are unable to increase sales of our subscriptions to new customers, sell additional subscriptions to our existing customers, or expand the value of our existing customers’ subscriptions, our revenue growth rate may decline.
We offer certain features of our products with no payment required. Customers purchase subscriptions in order to gain access to additional functionality and support. Our future success depends on our ability to sell our subscriptions to new customers, including to large enterprises, and to expand the deployment of our offerings with existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions. Our ability to sell new subscriptions depends on a number of factors, including the prices of our offerings, the prices of products offered by our competitors, and the budgets of our customers. We also face difficulty in displacing the products of incumbent competitors. In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our existing customers purchase additional subscriptions and expand the value of existing subscriptions depends on a number of factors, including customers’ level of satisfaction with our offerings, the nature and size of the deployments, the desire to address additional use cases, the perceived need for additional features, and general economic conditions. If our existing customers do not purchase additional subscriptions or expand the value of their subscriptions, our Net Expansion Rate may decline. We rely in large part on our customers to identify new use cases for our products in order to expand such deployments and grow our business. If our customers do not recognize the potential of our offerings, our business would be materially and adversely affected. If our efforts to sell subscriptions to new customers and to expand deployments at existing customers are not successful, our total revenue and revenue growth rate may decline, and our business could suffer.
We do not have an adequate history with our consumption-based arrangements for our Elastic Cloud offerings to predict accurately the long-term rate of customer adoption or renewal, or the impact those arrangements will have on our near-term or long-term revenue or operating results.
Because we recognize revenue under a consumption-based arrangement based on actual customer consumption, we do not have the same ability to predict the timing of revenue recognition as we do under subscription arrangements where revenue is recognized on a predetermined schedule over the subscription term. Moreover, customers may consume our products at a different pace than we expect. For example, we have experienced and, if adverse economic conditions persist, may continue to experience slowing consumption as customers look to optimize their usage. Additionally, we have seen and may continue to see newer customers increase their consumption of our solutions at a slower pace than our more tenured customers. For these reasons, our revenue may be less predictable or more variable than our historical revenue, and our actual results may differ materially from our forecasts.
If we are not able to maintain and enhance our brand, especially among developers and executives with budgetary control, our ability to expand our customer base will be impaired and our business and operating results may be adversely affected.
We believe that developing and maintaining widespread awareness of our brand, especially with developers and executives with budgetary control, is critical to achieving widespread acceptance of our software and attracting new users and customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capability from competitive products. Brand promotion activities may not generate user or customer awareness or increase revenue. Even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in our ElasticON user conferences and similar investments in our brand, user engagement, and customer engagement may not generate the desired customer awareness or a sufficient financial return. If we fail to successfully promote and maintain our brand, we may fail to attract or retain users and customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our products, which would adversely affect our business and results of operations.
We may not be able to compete successfully against current and future competitors.
The market for our products is highly competitive, quickly evolving, fragmented, and subject to rapid changes in technology, shifting customer needs, and frequent introductions of new offerings. We believe that our ability to compete depends upon many factors both within and beyond our control.

Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, stronger brand recognition, broader global distribution and presence, more established relationships with current or potential customers and partners, and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching and successful sales and marketing campaigns, have more experienced sales professionals, execute more successfully on their go-to-market strategy and have greater access to more markets and decision makers, and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. New start-up companies that innovate and large competitors that are making significant investments in research and development may develop similar offerings that compete with our offerings or that achieve greater market acceptance than our offerings. This could attract customers away from our offerings and reduce our market share. As market segments become increasingly crowded and competition intensifies, we could potentially face increasing costs of goods and services sold. If we are unable to anticipate or react effectively to these competitive challenges, our competitive position would weaken, which could adversely affect our business and results of operations.
If we are not able to keep pace with technological and competitive developments, our performance may be negatively affected.
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
We have experienced delays in releasing new products, deployment options, and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of our products and purchase products of our competitors instead.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have bugs, errors, or other defects or deficiencies in the early stages of introduction. We have experienced bugs, errors, or other defects or deficiencies in new products and product updates and may have similar experiences in the future. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, our business, results of operations, and financial condition could be adversely affected.
Sales of our products could suffer if the markets for those products do not grow or if we fail to adapt and respond effectively to evolving markets.
The markets for certain of our products, such as our Search, Observability and Security solutions, are evolving and our products are relatively new in these markets. Accordingly, it is difficult to predict continued customer adoption and renewals for these products, customers’ demand for these products, the size, growth rate, expansion, and longevity of these markets, the entry of competitive products, or the success of existing competitive products. Our ability to penetrate these evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with our products. If these markets do not continue to grow as expected or if we are unable to anticipate or react to changes in these markets, our competitive position could weaken, which could adversely affect our business and results of operations.

The length of our sales cycle can be unpredictable, particularly with respect to sales through our channel partners or sales to large customers, and our sales efforts may require considerable time and expense, which could negatively affect our cash flows and results of operations.
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new customers, including large customers, and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions, can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Our sales cycle can extend to more than a year for some customers, and the length of sales cycles may be further impacted due to worsening economic conditions. In addition, some customers have been scrutinizing their spending more carefully and reducing their consumption spending given the current uncertain economic environment, and we generally expect this caution to continue. We have also experienced and, if adverse economic conditions persist, may continue to experience longer and more unpredictable sales cycles. As we target more of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. A customer’s decision to use our solutions may be an enterprise-wide decision, which may require greater levels of education regarding the use cases of our products or protracted negotiations. In addition, larger customers may demand more configuration, integration services and features. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales in some cases have occurred in quarters subsequent to those we expected, or have not occurred at all. Lengthened or unpredictable sales cycles that cause a loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. These impacts are amplified in the short term when customers slow their consumption in response to the uncertain macroeconomic environment. Because a substantial proportion of our expenses are relatively fixed in the short term, our cash flows and results of operations could suffer if revenue falls below our expectations in a particular quarter.
Because we recognize the vast majority of the revenue from subscriptions, either based on actual consumption or ratably over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for the substantial majority of our revenue, constituting 93%, 92%, and 93% of total revenue for the years ended April 30, 2024, 2023 and 2022, respectively. The effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods. We recognize the vast majority of our subscription revenue either based on actual consumption or ratably over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter represents the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters.
The sales prices of our offerings may decrease, which may reduce our revenue and gross profits and adversely affect our financial results.
The sales prices for our offerings may decline or we may introduce new pricing models for a variety of reasons, including competitive pricing pressures, discounts, in anticipation of or in conjunction with the introduction of new offerings, or promotional programs. Competition continues to increase in the market segments in which we operate, and we expect competition to continue to increase, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings. Additionally, currency fluctuations in some countries and regions and pressures from uncertain inflation and interest rate environments may negatively impact actual prices that customers and channel partners are willing to pay in those countries and regions. Any decrease in the sales prices for our offerings may reduce our revenue and gross profit, unless accompanied by an increase in volume to offset the effects of such price decreases, or in the case of gross profit, unless accompanied by a corresponding decrease of sufficient magnitude in costs. Gross profit could also be adversely impacted by a shift in the mix of our subscriptions from self-managed to our cloud offering, for which we incur hosting costs, as well as any increase in our mix of services relative to subscriptions. We may not be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time as a result of a number of factors, any one of which or the cumulative effect of which may result in significant fluctuations in our gross margin and operating results. We expect that revenue from Elastic Cloud, which contributed 43%, 40%, and 35% of our total revenue in fiscal 2024, 2023 and 2022, respectively, will continue to become a larger part of our revenue mix. Due to the differing revenue recognition policies applicable to our subscriptions and services, shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. The variation in our revenue also may result from the growth of consumption-based arrangements for our Elastic Cloud offerings, where the revenue we recognize is tied to our customers’ actual usage of our products, and further reduction in usage by customers already using a consumption-based arrangement due to the uncertain macroeconomic environment. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including our entry into new markets or growth in lower margin markets; our entry into markets with different pricing and cost structures; pricing discounts; and increased price competition.
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
Our future performance also depends on the continued service and continuing contributions of our senior management, particularly our Chief Executive Officer, Ashutosh Kulkarni, and Chief Technology Officer, co-founder and former Chief Executive Officer, Shay Banon, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. Any search for senior management in the future or any search to replace the loss of any senior management may be protracted, and we may not be able to attract a qualified candidate or replacement, as applicable, in a timely manner or at all, particularly as potential candidates may be less willing to change jobs during the unstable economic conditions caused by macroeconomic and geopolitical events.
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
If we do not effectively develop and expand our sales and marketing capabilities, including expanding, training, and compensating our sales force, we may be unable to add new customers, increase sales to existing customers or expand the value of our existing customers’ subscriptions.
We dedicate significant resources to sales and marketing initiatives, which require us to invest significant financial and other resources, including in markets in which we have limited or no experience. Our business and results of operations will be harmed if our sales and marketing efforts do not generate significant revenue increases or increases that are smaller than anticipated.

We may not achieve revenue growth from expanding our sales force if we are unable to hire, train, and retain talented and effective sales personnel. We depend on our sales force to obtain new customers and to drive additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the requisite skills and technical knowledge. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient sales personnel to support our growth, and as we introduce new products, solutions, and marketing strategies, we may need to re-train existing sales personnel. New hires also require extensive training, which may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. As we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscriptions, and our business model. Additionally, we may need to evolve our sales compensation plans to drive the growth of our Elastic Cloud offerings with consumption-based arrangements. Such changes may have adverse consequences if they are not designed effectively. If we are unable to hire and train sufficient numbers of effective sales personnel, our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or our sales and marketing programs, including our sales compensation plans, are not effective, our growth and results of operations could be negatively impacted.
Our failure to offer high-quality customer support could have an adverse effect on our business and results of operations.
After our products are deployed within our customers’ IT environments, our customers depend on our technical support services to resolve issues relating to our products. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our products, our ability to renew or sell additional subscriptions to existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with potential customers could be damaged. Many larger enterprise and government entity customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these enterprise customers, it may be more difficult to increase sales with them.
Additionally, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such employees fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. Due to the uncertainty related to macroeconomic conditions, there may also be more competition for qualified employees and delays in hiring, onboarding, and training new employees. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings, will be adversely affected. Our failure to provide and maintain, or a market perception that we do not provide or maintain, high-quality support services would have an adverse effect on our business and results of operations.
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
We may not be able to realize the benefits of our marketing strategies to offer some of our product features free of charge and to provide free trials of some of our paid features.
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
As of April 30, 2024, we had customers located in over 125 countries, and our strategy is to continue to expand internationally. In addition, as of April 30, 2024, as a result of our strategy of leveraging a distributed workforce, we had employees located in over 35 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
•political and economic instability related to international disputes, such as the evolving conflict in Israel and Gaza and Russia’s war with Ukraine and the related impact on macroeconomic conditions as a result of such conflicts, which may negatively impact our customers, partners, and vendors;
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees than in the United States, including deemed hourly wage and overtime regulations in these locations;
•exposure to many stringent regulations relating to privacy, data protection and information security, particularly in the European Union, and potentially inconsistent laws and regulations in these areas across countries;
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
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•risks relating to enforcement of U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), trade and economic sanctions, including restrictions promulgated by the Office of Foreign Assets Control (“OFAC”), and other similar trade protection regulations and measures in the United States or in other jurisdictions;
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
Our future results depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We depend on direct sales and our channel partner relationships to sell our offerings in international markets. Our ability to expand internationally will depend upon our ability to deliver functionality and foreign language translations that reflect the needs of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through other partnerships. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses before we generate material revenue as we attempt to establish our presence in particular international markets.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
A portion of our subscription revenue is generated, and a portion of our operating expenses is incurred, outside the United States in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies, particularly with respect to the Euro and the British Pound Sterling, may impact our operating results when translated into U.S. dollars. Exchange rates have been volatile as a result of geopolitical conflicts and uncertain macroeconomic conditions, and this volatility may continue. A strengthening of the U.S. dollar could adversely affect year-over-year growth and increase the real cost of our offerings to our non-U.S. dollar customers, leading to delays in the purchase of our offerings and the lengthening of our sales cycle. If, as has occurred in recent periods, the strength of the U.S. dollar increases, our financial condition and results of operations could be negatively affected. In addition, increased international sales in the future, including through our channel partners, may result in greater foreign currency-denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected.
Any need by us to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could limit our ability to compete and could harm our business.
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
Our failure to have sufficient capital to do any of these things could limit our ability to compete and harm our business.

Our generation of a portion of our revenue by sales to government entities subjects us to a number of risks.
We generate an increasing portion of our revenue from sales to U.S. and non-U.S. government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification and security requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government sector, U.S. state or local government sector, or government sectors of countries other than the United States until we have obtained the revised certification or met the changed security requirements. If we are unable to timely meet such requirements, our ability to compete for and retain federal government contracts may be diminished, which could adversely affect our business, results of operations and financial condition.
Government entities may have statutory, contractual, or other legal rights to terminate contracts with us or our channel partners for convenience or due to a default, and any such termination may adversely affect our future results. Government demand and payment for our offerings may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings or exercise of options under multi-year contracts. Contracts with government agencies, including classified contracts, are subject to extensive, evolving and sometimes complex regulations, as well as audits and reviews of contractors’ administrative processes and other contract related compliance obligations. Breaches of government contracts, failure to comply with applicable regulations or unfavorable findings from government audits or reviews could result in contract terminations, reputational harm or other adverse consequences, including but not limited to ineligibility to sell to government agencies in the future, government refusal to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability, which could adversely affect our results of operations in a material way.
If we are unable to maintain successful relationships with our partners, or if our partners fail to perform or we are unable to maintain successful relationships with them, our business operations, financial results, and growth prospects could be adversely affected.
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
Our agreements with our partners are generally non-exclusive, so that our partners may offer customers the offerings of several different companies, including offerings that compete with ours, or may themselves be or become competitors. Some of these partners may also market, sell, and support offerings that compete with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling our offerings altogether. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own offerings or those of our competitors, fail to provide adequate technical integration with their own offerings, fail to meet the needs of our customers, fail to deliver services to our customers, or if we lose one or more of our channel partners, our ability to expand our business and sell our offerings may be harmed. Our partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our performance.
In addition, many of our new channel partners require extensive training and may take several months or more to become effective in marketing our offerings. Our channel partner sales structure could subject us to lawsuits, potential liability, misstatement of revenue, and reputational harm, if, for example, any of our channel partners misrepresents the functionality of our offerings to customers or violates laws or our or their corporate policies, including our terms of business, which in turn could impact reported revenue, deferred revenue, and remaining performance obligations.

Our decision to no longer offer Elasticsearch and Kibana under an open source license may harm the adoption of Elasticsearch and Kibana.
In February 2021, with the release of version 7.11 of the Elastic Stack, we changed the source code of Elasticsearch and Kibana which had historically been licensed under Apache 2.0, to be dual licensed under Elastic License 2.0 and the SSPL, at the user’s election. Neither the Elastic License nor the SSPL has been approved by the Open Source Initiative or is included in the Free Software Foundation’s list of free software licenses. Further, neither has been interpreted by any court. While the vast majority of downloads of Elasticsearch and Kibana from mid-2018 through early 2021 were licensed under the Elastic License, the removal of the Apache 2.0 alternative could negatively impact certain developers for whom the availability of an open source license was important. In addition, some developers and the companies for whom they work may be hesitant to download or upgrade to new versions of Elasticsearch or Kibana under the Elastic License or SSPL because of uncertainty regarding how these licenses may be interpreted and enforced. Other developers, including competitors of Elastic such as Amazon, have announced that they have “forked” Elasticsearch and Kibana, which means they have developed their own product or service that is based on features of Elasticsearch and Kibana that we had previously made available under an open source license. For example, Amazon has launched an open source project called OpenSearch based on a forked version of the Elastic Stack, which is licensed under Apache 2.0, and rebranded their existing Elasticsearch Service as OpenSearch Service. The combination of uncertainty regarding our dual license model and the potential competition from the forked versions of our software may negatively impact adoption of Elasticsearch and Kibana, which in turn could lead to reduced brand and product awareness and to a decline in paying customers, which could harm our ability to grow our business or achieve profitability.
We could be negatively impacted if the Elastic License or SSPL, under which some of our software is licensed, is not enforceable.
We make the source code of our products available under Apache 2.0, the Elastic License, or as dual licensed under the Elastic License and SSPL, depending on the product and version. Apache 2.0 is a permissive open source license that allows licensees to freely copy, modify and distribute Apache 2.0-licensed software if they meet certain conditions. The Elastic License is our proprietary source available license. The Elastic License permits licensees to use, copy, modify and distribute the licensed software so long as they do not offer access to the software as a cloud service, interfere with the license key or remove proprietary notices. SSPL is a source-available license that is based on the GNU Affero General Public License (“AGPL”) open source license and permits licensees to copy, modify and distribute SSPL-licensed software, but expressly requires licensees that offer the SSPL-licensed software as a third-party service to open source all of the software that they use to offer such service. We rely upon the enforceability of the restrictions set forth in the Elastic License and SSPL to protect our proprietary interests. If a court were to hold that the Elastic License or SSPL or certain aspects of these licenses are unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the Elastic License or SSPL.
If third parties offer inadequate or defective implementations of software that we have previously made available under an open source license, we could experience lost sales and lack of market acceptance of our products.
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
We rely on third-party cloud platforms to host our cloud offerings. If we experience an interruption in service for any reason, our cloud offerings would similarly be interrupted. The ongoing effects of geopolitical conflicts, adverse economic conditions, and increased energy prices could also disrupt the supply chain of hardware needed to maintain our third-party data center operations. An interruption in our services to our customers, particularly as we increasingly attract more large customers than in the past, could cause our customers’ internal and consumer-facing applications to cease functioning, which could have a material adverse effect on our business, results of operations, customer relationships and reputation.
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

Incorrect implementation or use of our software, or our customers’ failure to update our software, could result in customer dissatisfaction and negatively affect our reputation and growth prospects.
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
If our website fails to rank prominently in unpaid search results, traffic to our website could decline and revenue could be adversely affected.
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
Our business operations and sales performance could be disrupted if we fail to maintain satisfactory relationships with third-party service providers on which we rely for many aspects of our business.
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions such as a security incident, or increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer liabilities, penalties, fines, increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Further, our business operations may be disrupted by negative impacts of the evolving conflict in Israel and Gaza and Russia’s war with Ukraine on supply chains of our third-party service providers. Any such disruptions may adversely affect our financial condition, results of operations or cash flows until we replace such providers or develop replacement technology or operations. In addition, our business may suffer if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships.
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

We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of proprietary features for some versions of the Elastic Stack offered under certain licenses is publicly available, which may enable others to replicate our proprietary technology and compete more effectively with us. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense and resource allocation. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. Patent applications we file may not result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for certain aspects of our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and will vary by jurisdiction.
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
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. These agreements may not be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Our ability to enforce such agreements could be adversely affected if a rule adopted by the Federal Trade Commission (“FTC”) in April 2024 withstands legal challenge. If the FTC rule takes effect, it would deem unlawful existing non-compete agreements entered into with workers who are not “senior executives,” and would ban us from entering into new non-compete agreements with any worker, including senior executives. The FTC states that whether a given prohibition constitutes a non-compete agreement is a fact-specific inquiry so that a confidentiality undertaking, if sufficiently broad, might be seen by the FTC as a prohibited non-compete agreement.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation has previously been, and may in the future be, necessary to enforce and protect our intellectual property rights. Even if we prevail in such disputes, we may not be able to recover all or a portion of any judgments, and litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. If unsuccessful, litigation could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our being required to substitute inferior or more costly technologies into our products or incur warranty and indemnifications costs with our customers, or injure our reputation.
We could incur substantial costs as a result of any claim of infringement, misappropriation or violation of another party’s intellectual property rights.
In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement, misappropriation or violation of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or violation claims. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole or principal business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. While we do not provide large language models, our products and solutions may contain integrations of third party large language models, which may indirectly expose us to copyright infringement or other intellectual property misappropriation claims depending on the datasets and training models used by such third parties in their AI and generative AI offerings. If we sue to enforce our rights or are sued by a third party that claims that our products infringe, misappropriate or violate its rights, the litigation could be expensive and could divert our management resources from operations.

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
Our use of third-party open source software within our products could negatively affect our ability to sell our products and subject us to litigation.
Our technologies strategically incorporate open source software from other developers, and we expect to continue to incorporate such open source software in our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we may not have incorporated third-party open source software in our software in a manner that is consistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses. Additionally, some open source software may include output from generative AI software or other software that incorporates or relies on generative AI or other AI technologies. The use of such open source software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation or those of other international legal jurisdictions in which we do business. Attempting to ensure compliance of integrating such open source and generative AI components with licensing terms, regulatory changes, and our required intellectual property guidelines and legal requirements to do business may result in the expenditure of significant resources and in our failure to meet all relevant, material software release timetables and requirements. Moreover, changes in supply chain and export control regulations imposed by the United States and other governments due to geopolitical changes and government policies may require us to make changes to certain of our open source and other third-party dependencies, which may result in additional costs and may adversely impact customer use and adoption of our solutions.

If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations and financial condition.
Risks Related to Taxation
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
For example, the Organisation for Economic Co-operation and Development (“OECD”)/G20 Inclusive Framework has been working on addressing the tax challenges arising from the digitalization of the economy, including by releasing the OECD’s Pillar One and Pillar Two blueprints on October 12, 2020. Pillar One refers to the re-allocation of taxing rights to jurisdictions where sustained and significant business is conducted, regardless of a physical presence, while Pillar Two establishes a minimum tax to be paid by multinational enterprises. On December 15, 2022, the Council of the EU formally adopted Directive (EU) 2022/2523 (the “Pillar Two Directive”) to achieve a coordinated implementation of Pillar Two in EU Member States consistent with EU law. In the Netherlands, this directive has been implemented in the Minimum Tax Rate Act 2024 (Wet minimumbelasting 2024). This measure will ensure that multinational enterprises that are within the scope of the Pillar Two rules will be subject to a corporate tax rate of at least 15%. We do not currently believe that the Minimum Tax Rate Act 2024 will have a material adverse effect on our financial results.
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
The United States has enacted legislation imposing a new minimum tax called the Base Erosion and Anti-Abuse Tax (the “BEAT”) on certain U.S. corporations. The BEAT is imposed on certain deductible amounts paid by a U.S. corporation that (i) has aggregate gross receipts of at least $1.5 billion over its three prior taxable years and (ii) is at least 25%-owned by a non-U.S. person (or otherwise related to a non-U.S. person in specified circumstances). The BEAT taxes “modified taxable income” of a U.S. corporation described above at a rate which increased to 10% in 2019 and will increase further to 12.5% in 2026. In general, modified taxable income is calculated by adding back to the U.S. corporation’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds the U.S. corporation’s regular corporate income tax liability (determined without regard to certain tax credits).

The applicability of sales, use and other indirect tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our services and adversely impact our business.
The application of U.S. federal, state, local, and non-U.S. tax laws to services provided electronically is evolving. New sales, use, value-added, goods and services, consumption or other direct or indirect tax laws could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet, directly or through partners, or could otherwise materially affect our financial position and operating results. As we expand the scale of our international business activities, any changes in the U.S. or non-U.S. taxation of such activities may increase our worldwide effective tax rate and harm our business, operating results, and financial condition.
In addition, tax jurisdictions have differing rules and regulations governing sales, use, value-added, goods and services, consumption and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts on prior sales and going forward, as well as require us or our customers to pay fines or penalties and interest for past amounts. Although our customer contracts typically provide that our customers must pay all applicable sales and similar taxes, our customers may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our customers, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our services going forward could also adversely affect our sales activity and have an adverse impact on our operating results and cash flows.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions under which we could be obligated to pay additional taxes.
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. The taxing authorities of some of such jurisdictions may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Tax authorities examine and may audit our income tax returns and other non-income tax returns, such as payroll, sales, value-added, net worth or franchise, property, goods and services, and excise taxes, in both the United States and foreign jurisdictions. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for, or benefit from, income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of April 30, 2024, we had net operating loss carryforwards (“NOL”) for Netherlands, United States (federal and state, respectively) and United Kingdom income tax purposes of $1.237 billion, $806.9 million, $641.7 million and $78.2 million, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize NOLs could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize affected NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.

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
If a U.S. person is treated as owning (directly, indirectly, or constructively) at least 10% of the total combined voting power of our shares, or of the total value of our shares, such shareholder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to any such controlled foreign corporation or furnish to any investor who may be a United States shareholder information that may be necessary to comply with the reporting and tax paying obligations referred to above. Failure to comply with these reporting obligations may subject a shareholder who is a United States shareholder to significant monetary penalties and may prevent from starting the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. A U.S. person should consult its advisors regarding the potential application of these rules to an investment in our ordinary shares.
We may not be able to make distributions or repurchase shares without subjecting our shareholders to Dutch withholding tax.
We have not paid a dividend on our ordinary shares in the past and we do not intend to pay any dividends to holders of our ordinary shares in the foreseeable future. See “Risks Related to Ownership of our Ordinary Shares - We do not intend to pay dividends in the foreseeable future, so your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares.” However, if we ever do pay dividends or repurchase shares, then under current Dutch tax law, the dividend paid or repurchase price paid may be subject to Dutch dividend withholding tax at a rate of 15% under the Dutch Dividend Withholding Tax Act (Wet op de dividendbelasting 1965, “Regular Dividend Withholding Tax”), unless a domestic or treaty exemption applies.
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
Under a proposal of law currently pending before the Dutch Parliament, the Emergency act conditional exit dividend withholding tax (Spoedwet conditionele eindafrekening dividendbelasting, “DWT Exit Tax”), we will be deemed to have distributed an amount equal to our entire market capitalization less recognized paid-up capital immediately before the occurrence of certain events, including if we cease to be a Dutch tax resident for purposes of a tax treaty concluded by the Netherlands with another jurisdiction and become, for purposes of such tax treaty, exclusively a tax resident of that other jurisdiction which is a qualifying jurisdiction. A qualifying jurisdiction is a jurisdiction other than a member state of the EU/EEA which does not impose a withholding tax on distributions, or that does impose such tax but that grants a step-up for earnings attributable to the period before we become exclusively a resident in such jurisdiction. This deemed distribution will be subject to a 15% tax insofar as it exceeds a franchise of EUR 50 million. The tax will be payable by us as a withholding agent. A full exemption applies to entities and individuals that are resident in an EU/EEA member state or a state that has concluded a tax treaty with the Netherlands that contains a dividend article, provided we submit a declaration confirming the satisfaction of applicable conditions by qualifying shareholders within one month following the taxable event. We will be deemed to have withheld the tax on the deemed distribution and have a statutory right to recover this from our shareholders. Dutch resident shareholders qualifying for the exemption are entitled to a credit or refund, and non-Dutch resident shareholders qualifying for the exemption are entitled to a refund, subject to applicable statutory limitations, provided the tax has been actually recovered from them.
The DWT Exit Tax proposal has been amended several times since the initial proposal and is under ongoing discussion. In addition, a critical reaction from authorities to the latest proposal of law have been published. It is therefore not certain whether the DWT Exit Tax will be enacted and if so, in what form. If enacted in its present form, the DWT Exit Tax will have retroactive effect as from December 8, 2021.

Risks Related to Regulatory Matters
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
Internationally, most jurisdictions in which we operate have established their own privacy, data protection and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) applies to the processing of personal data. The GDPR imposes significant obligations upon our business, and compliance with these obligations can vary depending on how different regulators may interpret them. Failure to comply, or perceived failure to comply, can result in administrative fines of up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Similarly, the United Kingdom has implemented legislation that is substantially similar to the GDPR where penalties for violations, actual or perceived, can be up to 17.5 million British Pound Sterling or four percent of the group’s annual global turnover, whichever is higher, which may be subject to change with the introduction of the Data Protection and Digital Information (“DPDI”) Bill in 2023. The potential impact to our business remains unclear.
On May 22, 2023, Ireland’s Data Protection Commission (“DPC”) found that a company’s use of standard contractual clauses (“SCC”) in its data transfers failed to adequately protect the personal data of its European users, and fined that company approximately $1.3 billion. While the full implications of this DPC decision for other companies such as us are not yet clear, those implications may, among other matters, affect our ability to continue using SCCs in our contracts or subject us to increased risk of regulatory fines related to our use of SCCs. Furthermore, in July 2023, the European Commission adopted its adequacy decision on data transfers under the EU-U.S. Data Privacy Framework (“DPF”). The adequacy decision provides a new lawful basis for trans-Atlantic data transfers from data exporters in the EU to U.S. data importers who certify compliance with the DPF principles. The DPF is currently being challenged, including by a member of the French Parliament. In light of these and other ongoing developments relating to cross-border data transfer, we may experience additional costs associated with increased compliance burdens, and this regulation may impact our ability to transfer personal data across our organization, to customers, or to third parties.
In addition to government regulation, industry groups have established or may establish new and different self-regulatory standards that may legally or contractually apply to us or our customers. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, known as PCI DSS, which relates to the processing of payment card information. Moreover, our customers increasingly expect us to comply with more stringent privacy, data protection, and information security requirements than those imposed by laws, regulations, or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.

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
We publicly post privacy statements and other documentation regarding our practices concerning the processing, use and disclosure of personal data. Any failure, or perceived failure, by us to comply with such statements could result in potential actions by regulatory bodies or government entities if they are found to be unfair or misrepresentative of our actual practices or inconsistent with legal requirements for such statements resulting in increased costs, changes in our business practices, or reputational harm.
We are subject to governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our software and services, in some cases, are subject to U.S. export control laws and regulations including the EAR, and trade and economic sanctions maintained by OFAC as well as similar laws and regulations in the countries in which we do business. An export license may be required to export or re-export our software and services to, or import our software and services into, certain countries and to certain end-users or for certain end-uses. If we were to fail to comply with such U.S. and foreign export control laws and regulations, trade and economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions in many cases prohibit the export of software and services to certain embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex U.S. export control laws involves uncertainties because our offerings are widely distributed throughout the world, and information available on the users of these offerings is, in some cases, limited. Even though we take precautions in an effort to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
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
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, stock prices of companies with significant operating losses have recently declined significantly, and in many instances more significantly than stock prices of companies with operating profits. The economic impact and uncertainty of changes in the inflation, interest and macroeconomic environments, and geopolitical conflicts exacerbated this volatility in both the overall stock markets and the market price of our ordinary shares. A significant decline in the price of our shares could have an adverse impact on investor confidence and employee retention. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, our involvement could subject us to substantial costs, divert resources and the attention of management from our operations and adversely affect our business. The market price of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including those resulting from the risks and uncertainties described in this “Risk Factors” section.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance and other expectations regarding our future performance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or other public disclosures. Guidance, as well as other expectations, are forward-looking and represent our management’s estimates as of the date of release and are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Furthermore, analysts and investors may develop and publish their own forecasts concerning our financial results, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or other expectations or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the current macroeconomic environment, and which could adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance or other expectations, if we withdraw our previously announced guidance or other expectations, or if our publicly announced guidance or other expectations of future operating results fail to meet expectations of securities analysts, investors or other interested parties, the price of our ordinary shares could decline. In light of the foregoing, investors should not unduly rely upon our guidance or other expectations in making an investment decision regarding our ordinary shares.
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
Our articles of association authorize us to issue up to 165 million ordinary shares and up to 165 million preference shares with such rights and preferences as are included in our articles of association. On October 5, 2023, our general meeting of shareholders (the “2023 General Meeting”) empowered our board of directors to issue ordinary shares up to 20% of our issued share capital as of August 21, 2023, for a period of 18 months from October 5, 2023 (the “2023 share issuance authorization”). In line with market practice for Dutch publicly traded companies, we expect to renew this authorization annually at our general meeting of shareholders. Subject to compliance with applicable rules and regulations and the above authorization limitation, we may issue ordinary shares or securities convertible into ordinary shares from time to time in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing shareholders unless pre-emptive rights exist and cause the market price of our ordinary shares to decline.
Certain holders of our ordinary shares may not be able to exercise pre-emptive rights and as a result may experience substantial dilution upon future issuances of ordinary shares.
Holders of our ordinary shares in principle have a pro rata pre-emptive right with respect to any issue of ordinary shares or the granting of rights to subscribe for ordinary shares, unless Dutch law or our articles of association state otherwise or unless explicitly provided otherwise in a resolution by our general meeting of shareholders (“general meeting”), or if authorized by the annual general meeting or an extraordinary general meeting, by a resolution of our board of directors. Our 2023 general meeting has empowered our board of directors to limit or exclude pre-emptive rights on ordinary shares issued pursuant to the 2023 share issuance authorization, up to 10% of our issued share capital as of August 21, 2023 for a period of 18 months from October 5, 2023, which could cause existing shareholders to experience substantial dilution of their interest in us. In line with market practice for Dutch publicly traded companies, we expect to renew this authorization annually at our general meeting.
As of April 30, 2024, there were no preference shares issued or outstanding. Preference shares in the capital of the Company may currently be issued pursuant to a resolution adopted by the general meeting of shareholders at the proposal of the board of directors. Pre-emptive rights do not exist with respect to the issue of preference shares and holders of preference shares, if any, have no pre-emptive right to acquire newly issued ordinary shares. Also, pre-emptive rights do not exist with respect to the issue of shares or grant of rights to subscribe for shares to our employees or contributions in kind.
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
We have also filed, and will file in the future, registration statements on Form S-8 under the Securities Act registering all ordinary shares that we may issue under our equity compensation plans, which may in turn be sold in the public market and may adversely affect the market price for our ordinary shares.
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
As a Dutch company, we are subject to the Dutch Corporate Governance Code (“DCGC”). The DCGC contains both principles and suggested governance provisions for management boards, supervisory boards, shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the suggested governance provisions of the DCGC. If they do not comply with those provisions, such as because of a conflicting requirement, companies are required to give the reasons for such noncompliance. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including the NYSE. The principles and suggested governance provisions apply to our board of directors (in relation to role and composition, conflicts of interest and independence requirements, board committees and remuneration), shareholders and the general meeting (for example, regarding anti-takeover protection and our obligations to provide information to our shareholders) and financial reporting (such as external auditor and internal audit requirements). We aim to comply with all applicable provisions of the DCGC except where such provisions conflict with U.S. exchange listing requirements or with market practices in the United States or the Netherlands. This compliance position may affect your rights as a shareholder, and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the suggested governance provisions of the DCGC.
We do not intend to pay dividends in the foreseeable future, so your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares.
We have never declared or paid any cash dividends on our shares. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. Were this position to change, payment of future dividends may be made only if our equity exceeds the amount of the paid-in and called-up part of the issued share capital, increased by the reserves required to be maintained by Dutch law or by our articles of association. Accordingly, investors must rely on sales of their ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Claims of U.S. civil liabilities may not be enforceable against us.
We are incorporated under the laws of the Netherlands and substantial portions of our assets are located outside of the United States. In addition, two members of our board of directors reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons residing outside the United States, or to enforce outside the United States judgments obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the U.S. federal securities laws.
There is no treaty between the United States and the Netherlands for the mutual recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Therefore, a final judgment rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would not be enforceable in the Netherlands unless the underlying claim is re-litigated before a Dutch court of competent jurisdiction. In such proceedings, however, a Dutch court may be expected to recognize the binding effect of a judgment of a federal or state court in the United States without re-examination of the substantive matters adjudicated thereby, if (i) the jurisdiction of the U.S. federal or state court has been based on internationally accepted principles of private international law, (ii) the judgment resulted from legal proceedings compatible with Dutch notions of due process, (iii) the judgment does not contravene public policy of the Netherlands and (iv) the judgment is not incompatible with (x) an earlier judgment of a Dutch court between the same parties, or (y) an earlier judgment of a foreign court between the same parties in a dispute regarding the same subject and based on the same cause, if that earlier foreign judgment is recognizable in the Netherlands.
Based on the foregoing, U.S. investors may not be able to enforce against us or members of our board of directors, officers or certain experts named in our filings with the SEC, who are residents of the Netherlands or countries other than the United States, any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.
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
The trading market for our ordinary shares is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, our stock price would likely decline. Furthermore, investors and analysts may not understand how our consumption-based arrangements differ from a typical subscription-based pricing model. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts or public investors. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, our stock price may decline. Analysts also could downgrade our ordinary shares or publish unfavorable research about us. If one or more of the analysts who cover our company ceases to cover us, or fails to publish reports on us regularly, our profile in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline and could adversely affect our business.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the trading price of our ordinary shares.
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred contract acquisition costs, acquired intangible assets, and income taxes.
Risks Related to our Outstanding Senior Notes
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of April 30, 2024, we had $575.0 million aggregate principal amount of our 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) outstanding. Our indebtedness could have important consequences, including:
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage, could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we or our suppliers and customers conduct business. Some of our management members and other employees are located in the San Francisco Bay Area, a region known for seismic activity, wildfires and other extreme weather events. If our or our partners’ abilities are hindered by any of the foregoing events, we could experience sales delays, supply chain disruptions, and other negative impacts on our business. In addition, acts of terrorism, acts of war, including the evolving conflict in Israel and Gaza and Russia’s war with Ukraine, other geopolitical unrest or health issues, such as a pandemic outbreak, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, customers, and other stakeholders concerning ESG matters, both in the United States and internationally, and companies across all industries are experiencing increased scrutiny of their ESG practices, positions, and reporting. Investors, customers, regulators, employees, and other stakeholders have focused increasingly on ESG issues, including, among other matters, climate change and greenhouse gas emissions, human and civil rights, and DEI matters. Expectations surrounding appropriate corporate behavior in these areas are continually evolving and often reflect a wide spectrum of viewpoints and interests. In addition, changing laws, regulations and standards relating to ESG matters are evolving, creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We communicate certain ESG-related initiatives and goals regarding ESG in our annual sustainability report, on our website, in our filings with the SEC, and elsewhere. These initiatives and goals, coupled with the uncertainty regarding compliance with evolving ESG laws, regulations and expectations, could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives and goals. In addition, we could be criticized for the timing, scope or nature of these initiatives and goals, or for any revisions to them. If our ESG practices and disclosures do not meet evolving investor, customer, or other stakeholder expectations and societal and regulatory standards, or if we experience an actual or perceived failure to achieve our ESG-related initiatives and goals our ability to attract or retain employees and our attractiveness as an investment or as a business partner could be negatively impacted, which could adversely affect our business.

We are, or in the future will be, obligated to comply with new stringent climate-related reporting requirements under California climate-related reporting statutes, laws of member states of the European Union implementing the EU Corporate Sustainability Reporting Directive, and other laws and regulations. These sustainability reporting frameworks will require us to provide, at least annually, detailed public disclosures about the greenhouse gas emissions and other climate-related effects our activities produce, the climate-related operating and financial risks we face, and the strategies we pursue to reduce and adapt to the impacts of climate change. We expect to incur substantial costs to prepare these disclosures. If we fail to compile, assess and report the required operating and accounting information in a timely manner and in accordance with mandatory reporting standards, we could be exposed to fines and other sanctions and sustain harm to our reputation.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We face rapidly evolving and sophisticated threats of breaches of our systems and networks as well as those of our suppliers and third-party service providers. To mitigate this threat to our business, we take a comprehensive approach to cybersecurity and expend considerable resources on cybersecurity risk management, strategy, and governance.
Risk Management and Strategy
We integrate our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats into our enterprise risk management program based on recognized frameworks and applicable standards. Our cybersecurity program encompasses the key elements described below:
Collaboration. We employ a cross-functional, risk-based approach to identify and address anticipated and real-time threats to our cybersecurity. Our internal security, risk, and compliance personnel meet regularly to develop strategies for preserving the confidentiality, integrity and availability of corporate, customer, and other third-party information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents, if applicable, can be made in a timely manner.
Risk Assessment. At least annually, we conduct a cybersecurity risk assessment that takes into account information from our internal security, risk, and compliance functions, known information security vulnerabilities, and information from external sources, including reported security incidents that have affected other companies, industry trends, and evaluations by third parties and consultants. We also conduct risk-based cybersecurity tabletop exercises periodically to test our internal readiness and response planning.
Incident Response and Recovery Planning. Our cybersecurity program includes a dedicated cybersecurity function led by our Chief Information Security Officer (“CISO”). As part of our cybersecurity function, our Distributed Security Incident Response Team (“DSRT”) administers a program to monitor, detect, investigate, respond to, and escalate management of internal and external cybersecurity threats and incidents. The DSRT provides threat intelligence information from internal and external resources to our CISO, broader security and resiliency organization, and relevant business units and functional areas as one source within our risk assessment process. Our cybersecurity function partners closely with our Data Privacy organization, led by the Business Integrity Officer, and others within the Legal organization to ensure prompt response on data breach and any other regulatory notification requirements. We have incident response and recovery plans that we test and evaluate for effectiveness in accordance with industry standards.
Third-Party Risk Management. We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of certain third-party service providers. These providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in the risk assessments, including information supplied by providers and third parties. In addition, we require these providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers.
External Assessments. Our cybersecurity program is regularly assessed by consultants and third-party auditors. These assessments include information security maturity evaluations, audits, and independent reviews of our information security control environment and operating effectiveness. The results of significant assessments are reported to management, our board of directors, and our Audit Committee. We adjust our cybersecurity processes based on these results. We have obtained industry certifications and attestations that demonstrate our dedication to protecting the data our customers entrust to us. Information about such certifications can be found on our website.
Governance
Board Oversight. Our board of directors oversees the Company’s risk management process. It has delegated to our Audit Committee the primary responsibility for executing oversight of our cybersecurity risk management processes. In performing this role, the Audit Committee receives regular reports from our CISO and other members of management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. The Audit Committee also considers regular updates from management on our cybersecurity risk profile based on risk assessments, progress of risk reduction initiatives, third-party auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents. The Audit Committee reports quarterly to our board of directors regarding the Audit Committee’s activities in overseeing cybersecurity risk management.

Management’s Role. Our cybersecurity program efforts are directed by our CISO who, with the support of the chief operating officer, the chief product officer, and the chief legal officer, has the primary responsibility for assessing and managing material cybersecurity risks. The CISO along with these members of our management, acting as a group, drive alignment on security decisions across the Company. The CISO and various members of this group meet quarterly with the Audit Committee to review security performance metrics, identify security risks and review mitigation strategies, and assess the status of approved security enhancements. Our CISO has served in various roles in information technology, information security and risk management for over 27 years, including serving as the Information Security Officer and Chief Security Officer of multiple companies.
Although our “Risk Factors” section in this report presents information about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. Notwithstanding our investment in cybersecurity, we may not be successful in identifying a cybersecurity risk or preventing or mitigating a cybersecurity incident or product security vulnerability that could have a material adverse effect on our business, results of operations, or financial condition. Although we maintain cybersecurity insurance, the costs related to cybersecurity incidents may not be fully insured. For a discussion of cybersecurity risks affecting our business, see “Item 1A—Risk Factors—Risks Related to our Business and Industry—If we experience a security incident, or unauthorized access to or other unauthorized processing of confidential information, including personal data, otherwise occurs, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.”
Item 2. Properties
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Ordinary Shares
Our ordinary shares are listed on the NYSE under the trading symbol “ESTC.”
Holders of Record
As of May 31, 2024 there were 58 shareholders of record of our ordinary shares. The number of such holders does not include beneficial owners of our ordinary shares that are held of record by brokers and other institutions on behalf of such beneficial owners.
Dividend Policy
We have never declared or paid any cash dividends on our ordinary shares, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Stock Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index for our five most recent fiscal years. The graph assumes $100 was invested at the market close on April 30, 2019. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our ordinary shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
ESTC
S&P 500
S&P 500 IT
$300.00
$200.00
$100.00
$—
4/30/2019
10/31/2019
4/30/2020
10/31/2020
4/30/2021
10/31/2021
4/30/2022
10/31/2022
4/30/2023
10/31/2023
4/30/2024

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing by Elastic N.V. under the Securities Act or the Exchange Act.
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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the years ended April 30, 2024, 2023, and 2022, and year-to-year comparisons between the years ended April 30, 2024 and 2023. A discussion of our financial condition and results of operations for the year ended April 30, 2022 and year-to-year comparisons between the years ended April 30, 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2023, filed with the SEC on June 16, 2023.
Overview
Elastic, the Search AI Company, enables our customers to find the answers they need in real time, using all of their data, at scale. Our platform, combines the power of search with AI to help companies solve real-time business problems, unlock potential value, and achieve better outcomes. Our platform, available as both a hosted, managed service across public clouds as well as self-managed software, allows our customers to find insights and drive AI and machine learning use cases from large amounts of data.
We offer three search-powered solutions – Search, Observability, and Security – that are built on the platform. We help organizations, their employees, and their customers find what they need faster, while keeping mission-critical applications running smoothly, and protecting against cyber threats.
Our platform is built on the Elastic Stack, a powerful set of software products that ingest data from any source, in any format, and perform search, analysis, and visualization of that data. At the core of the Elastic Stack is Elasticsearch - a highly scalable document store and search engine, and the unified data store for all of our solutions and use cases. Our platform also includes the ESRE, which combines advanced AI with Elastic’s text search to give developers a full suite of sophisticated retrieval algorithms and the ability to integrate with large language models. The Elastic Stack can be used by developers and IT decision makers to power a variety of use cases. It is a distributed, real-time vector search and analytics engine and data store for all types of data, including textual, numerical, geospatial, structured, and unstructured.
We make our platform available as a hosted, managed service across major cloud providers. Customers can also deploy our platform across hybrid clouds, public or private clouds, and multi-cloud environments. As digital transformation drives mission-critical business functions to the cloud, we believe that every company must incorporate search AI capabilities across IT and line-of-business organizations to find the answers that matter from all of its data in real-time and at scale.
Our business model is based primarily on a combination of a paid Elastic-managed hosted service offering and paid and free proprietary self-managed software. Our paid offerings for our platform are sold via subscription through resource-based pricing, and all customers and users have access to varying levels of features across all solutions. In Elastic Cloud, our family of cloud-based offerings, we offer various subscription tiers tied to different features. For users who download our software, we make some of the features of our software available free of charge, allowing us to engage with a broad community of developers and practitioners and introduce them to the value of the Elastic Stack. We believe in the importance of an open software development model, and we develop the majority of our software in public repositories as open code under a proprietary license. Unlike some companies, we do not build an enterprise version that is separate from our free distribution. We maintain a single code base across both our self-managed software and Elastic-hosted services. All of these actions help us build a powerful commercial business model that we believe is optimized for product-driven growth.
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 93% and 92% of total revenue for the years ended April 30, 2024 and 2023, respectively. We also generate revenue from consulting and training services.

We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of April 30, 2024, we had approximately 21,000 customers compared to approximately 20,200 customers as of April 30, 2023. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending on our products but can significantly increase their spending over time. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,330 and over 1,160 as of April 30, 2024 and 2023, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both seeking to obtain new customers and on pursuing additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.
We have experienced significant growth, with revenue increasing to $1.267 billion for the year ended April 30, 2024 from $1.069 billion for the year ended April 30, 2023 and $862.4 million for the year ended April 30, 2022, representing year-over-year growth of 19% for the year ended April 30, 2024 and 24% for the year ended April 30, 2023. For the years ended April 30, 2024, 2023 and 2022, revenue from outside the United States accounted for 42%, 41%, and 44% of our total revenue, respectively.
We had net income of $61.7 million for the year ended April 30, 2024, while we incurred net losses of $236.2 million and $203.8 million for the years ended April 30, 2023 and 2022, respectively. Our net cash provided by operating activities was $148.8 million, $35.7 million, and $5.7 million for the years ended April 30, 2024, 2023 and 2022, respectively. We had an accumulated deficit of $991.6 million as of April 30, 2024 due to losses in all prior years. We may incur net losses in the future and there can be no assurance whether, or when, we may become profitable on a consistent basis.
We continue to make substantial investments in developing the Elastic Stack and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,187 employees as of April 30, 2024.
Current Economic Conditions
Macroeconomic events, including continued inflation, slower economic growth, and political unrest, continue to evolve and negatively impact worldwide economic activity. Governmental and corporate responses to these factors, including rising interest rates, unpredictable and decreased spending, and layoffs, have added to the highly volatile macroeconomic landscape. We have experienced and, if economic conditions do not reflect a sustained recovery, we may continue to experience longer and more unpredictable sales cycles, increased scrutiny of deals, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of additional risks.
Restructuring
During the three months ended April 30, 2024, we initiated a plan to realign business and strategic priorities which resulted in a reduction of our workforce. In connection with this plan, we incurred a charge of $4.2 million primarily consisting of employee-related severance and termination benefits during the three months ended April 30, 2024. The execution of this plan is expected to be substantially completed during the first quarter of fiscal 2025.
On November 30, 2022, we announced and began implementing a plan to align our investments more closely with our strategic priorities by reducing our workforce by approximately 13% and implementing certain facilities-related cost optimization actions. In connection with this restructuring plan, we recorded $0.8 million and $31.3 million of restructuring and other related charges during the years ended April 30, 2024 and 2023, respectively. The execution of this restructuring plan was completed during the first quarter of fiscal 2024.

See Note 16 “Restructuring and other related charges” in our accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. See “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risks.
Key Factors Affecting our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the years ended April 30, 2024 and 2023, Elastic Cloud contributed 43% and 40% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
Growing the Elastic community. Our strategy consists of providing access to source available software, on both a paid and free-of-charge basis, and fostering a community of users and developers. Our strategy is designed to pursue what we believe to be significant untapped potential for the use of our technology. After developers begin to use our software and start to participate in our developer community, they become more likely to apply our technology to additional use cases and promote our technology within their organizations. This reduces the time required for our sales force to educate potential customers on our solutions. To capitalize on our opportunity, we intend to make further investments to keep the Elastic Stack accessible and well known to software developers around the world. We intend to continue to invest in our products and support and engage our user base and developer community through content, events, and conferences in the United States and internationally. Our results of operations may fluctuate as we make these investments.
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
Growing our customer base by converting users of our software to paid subscribers. Our financial performance depends on growing our paid customer base by converting free users of our software into paid subscribers. Our distribution model has resulted in rapid adoption by developers around the world. We have invested, and expect to continue to invest, heavily in sales and marketing efforts to convert additional free users to paid subscribers. Our investment in sales and marketing is significant given our large and diverse user base. These investments are likely to occur before we realize the anticipated benefits of such investments, such that they may adversely affect our operating results in the near term.
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

We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the same amount, the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 110% as of April 30, 2024.
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
A portion of the revenue from self-managed subscriptions is generally recognized up front at the point in time when the license is delivered and the remainder is recognized ratably over the subscription term. Revenue from subscriptions that require access to the cloud or that are hosted and managed by us is recognized ratably over the subscription term or on a usage basis for consumption-based arrangements. Both are presented within Subscription revenue in our consolidated statements of operations.
Services.  Services is composed of implementation and other consulting services as well as public and private training. Revenue for services is recognized as these services are delivered.
Cost of Revenue
Subscription. Cost of subscription consists primarily of personnel and related costs for employees associated with supporting our subscription arrangements, certain third-party expenses, and amortization of certain intangible and other assets. Personnel and related costs comprise cash compensation, benefits and stock-based compensation to employees, costs of third-party contractors, and allocated overhead costs. Third-party expenses consist of cloud hosting costs and other expenses directly associated with our customer support. We expect our cost of subscription to increase in absolute dollars as our subscription revenue increases.
Services. Cost of services revenue consists primarily of personnel costs directly associated with delivery of training, implementation and other services, costs of third-party contractors, facility rental charges and allocated overhead costs. We expect our cost of services to increase in absolute dollars as we invest in our business and as services revenue increases.
Gross profit and gross margin. Gross profit represents revenue less cost of revenue. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the timing of our acquisition of new customers and our renewals with existing customers, the average sales price of our subscriptions and services, the amount of our revenue represented by hosted services, the mix of subscriptions sold, the mix of revenue between subscriptions and services, the mix of services between consulting and training, transaction volume growth and support case volume growth. We expect our gross margin to fluctuate over time depending on the factors described above. We expect our revenue from Elastic Cloud to continue to increase as a percentage of total revenue, which we expect will continue to have a modest unfavorable impact on our gross margin as a result of the associated third-party hosting costs.

Operating Expenses
Research and development. Research and development expense primarily consists of personnel and related costs and allocated overhead costs. We expect our research and development expense to increase in absolute dollars for the foreseeable future as we continue to develop new technology and invest further in our existing products.
Sales and marketing. Sales and marketing expense primarily consists of personnel and related costs, commissions, allocated overhead costs and costs related to marketing programs and user events. Marketing programs consist of advertising, events, brand-building and customer acquisition and retention activities. We expect our sales and marketing expense to increase in absolute dollars as we expand our sales force and increase our investments in marketing resources. We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are related to the acquisition of certain customer contracts. Deferred contract acquisition costs are amortized over the expected benefit period.
General and administrative. General and administrative expense primarily consists of personnel and related costs for our management, finance, legal, human resources, and other administrative employees. Our general and administrative expense also includes professional fees, accounting fees, audit fees, tax services and legal fees, as well as insurance, allocated overhead costs, and other corporate expenses. We expect our general and administrative expense to increase in absolute dollars as we increase the size of our general and administrative functions to support the growth of our business.
Restructuring and other related charges. Restructuring and other related charges primarily consist of employee-related severance and other termination benefits as well as lease impairment and other facilities-related charges.
Other Income (Expense), Net
Interest expense. Interest expense primarily consists of interest on our Senior Notes.
Other income (expense), net. Other income (expense), net primarily consists of interest income, gains and losses from transactions denominated in a currency other than the functional currency, and miscellaneous other non-operating gains and losses.
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal and state, and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, non-deductible stock-based compensation, and one-time tax benefits or charges, including in fiscal 2024 an income tax benefit related to a release of the valuation allowance against U.S. federal and certain states’ deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented.

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Revenue
Subscription	$1,176,606	$984,762	$798,770
Services	90,715	84,227	63,604
Total revenue	1,267,321	1,068,989	862,374
Cost of revenue (1)(2)
Subscription	246,285	219,306	178,204
Services	83,794	77,320	53,990
Total cost of revenue	330,079	296,626	232,194
Gross profit	937,242	772,363	630,180
Operating expenses (1)(2)(3)
Research and development	341,951	313,454	273,761
Sales and marketing	559,648	503,537	406,658
General and administrative	160,628	143,247	123,441
Restructuring and other related charges	4,917	31,297	—
Total operating expenses	1,067,144	991,535	803,860
Operating loss (1)(2)(3)	(129,902)	(219,172)	(173,680)
Other income (expense), net
Interest expense	(26,132)	(25,159)	(20,716)
Other income (expense), net	33,278	27,454	(3,393)
Loss before income taxes	(122,756)	(216,877)	(197,789)
(Benefit from) provision for income taxes	(184,476)	19,284	6,059
Net income (loss)	$61,720	$(236,161)	$(203,848)
(1) Includes stock-based compensation expense and related employer taxes as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Cost of revenue
Subscription	$9,378	$8,730	$9,049
Services	13,365	9,858	7,175
Research and development	98,174	82,628	63,227
Sales and marketing	82,023	71,363	50,085
General and administrative	47,519	38,593	21,619
Total stock-based compensation expense and related employer taxes	$250,459	$211,172	$151,155
(2) Includes amortization of acquired intangible assets as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Cost of revenue
Subscription	$12,353	$11,781	$10,503
Sales and marketing	2,143	4,887	5,280
Total amortization of acquired intangibles	$14,496	$16,668	$15,783

(3) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Research and development	$1,385	$5,875	$6,104
General and administrative	1,065	103	1,528
Total acquisition-related expenses	$2,450	$5,978	$7,632
The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Year Ended April 30,
	2024	2023	2022
Revenue
Subscription	93%	92%	93%
Services	7%	8%	7%
Total revenue	100%	100%	100%
Cost of revenue (1)(2)
Subscription	19%	21%	21%
Services	7%	7%	6%
Total cost of revenue	26%	28%	27%
Gross profit	74%	72%	73%
Operating expenses (1)(2)(3)
Research and development	27%	29%	32%
Sales and marketing	44%	47%	47%
General and administrative	13%	14%	14%
Restructuring and other related charges	—%	3%	—%
Total operating expenses	84%	93%	93%
Operating loss (1)(2)(3)	(10)%	(21)%	(20)%
Other income (expense), net
Interest expense	(2)%	(2)%	(3)%
Other income (expense), net	3%	2%	—%
Loss before income taxes	(9)%	(21)%	(23)%
(Benefit from) provision for income taxes	(14)%	1%	1%
Net income (loss)	5%	(22)%	(24)%
(1) Includes stock-based compensation expense and related employer taxes as follows:

	Year Ended April 30,
	2024	2023	2022
Cost of revenue
Subscription	1%	1%	1%
Services	1%	1%	1%
Research and development	8%	9%	7%
Sales and marketing	6%	6%	6%
General and administrative	4%	3%	2%
Total stock-based compensation expense and related employer taxes	20%	20%	17%

(2) Includes amortization of acquired intangible assets as follows:

	Year Ended April 30,
	2024	2023	2022
Cost of revenue
Subscription	1%	1%	1%
Sales and marketing	—%	1%	1%
Total amortization of acquired intangibles	1%	2%	2%
(3) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2024	2023	2022
Research and development	—%	1%	1%
General and administrative	—%	—%	—%
Total acquisition-related expenses	—%	1%	1%
Comparison of Fiscal Years Ended April 30, 2024 and 2023
Revenue

	Year Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Revenue
Subscription	$1,176,606	$984,762	$191,844	19%
Services	90,715	84,227	6,488	8%
Total revenue	$1,267,321	$1,068,989	$198,332	19%
Subscription revenue increased by $191.8 million, or 19%, for the year ended April 30, 2024 compared to the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 29% over the prior year and increased to 43% of total revenue for the year ended April 30, 2024 from 40% for the year ended April 30, 2023.
Services revenue increased by $6.5 million, or 8%, for the year ended April 30, 2024 compared to the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Year Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue
Subscription	$246,285	$219,306	$26,979	12%
Services	83,794	77,320	6,474	8%
Total cost of revenue	$330,079	$296,626	$33,453	11%
Gross profit	$937,242	$772,363	$164,879	21%

Gross margin:
Subscription	79%	78%
Services	8%	8%
Total gross margin	74%	72%

Cost of subscription revenue increased by $27.0 million, or 12%, for the year ended April 30, 2024 compared to the prior year. This increase was primarily due to an increase of $24.7 million in cloud infrastructure costs, $1.5 million in other third-party costs, $0.9 million in software and equipment expense, and $0.6 million in intangible assets amortization. These increases were partially offset by a $1.2 million decrease in third-party consulting costs. Total subscription gross margin improved to 79% for the year ended April 30, 2024 compared to 78% for the prior year, primarily due to efficiencies realized in managing our subscription costs relative to revenue growth.
Cost of services revenue increased by $6.5 million, or 8%, for the year ended April 30, 2024 compared to the prior year. This increase was primarily due to an increase of $7.2 million in personnel and related costs. These costs were partially offset by decreases of $1.1 million in training and facility costs. The increase in personnel and related costs included increases of $4.0 million in salaries and related taxes and $3.1 million in stock-based compensation. Gross margin for services revenue was flat at 8% for the year ended April 30, 2024 compared to the prior year. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Year Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Research and development	$341,951	$313,454	$28,497	9%
Research and development expense increased by $28.5 million, or 9%, for the year ended April 30, 2024 compared to the prior year as we continued to invest in the development of new and existing offerings. Personnel and related costs increased by $22.1 million for the current year, while cloud infrastructure costs related to our research and development activities increased by $4.4 million and travel costs increased by $1.4 million. The increase in personnel and related costs included increases of $13.4 million in stock-based compensation, $10.7 million in salaries and related taxes, and $2.0 million in employee benefits expense. These increases were offset in part by a decrease in acquisition-related compensation of $4.4 million.
Sales and marketing

	Year Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing	$559,648	$503,537	$56,111	11%
Sales and marketing expense increased by $56.1 million, or 11%, for the year ended April 30, 2024 compared to the prior year. This increase was primarily due to increases of $34.8 million in personnel and related costs, $12.5 million in marketing expenses, and $9.3 million in travel costs. These increases were partially offset by a decrease of $2.7 million in intangible assets amortization. The increase in personnel and related costs included increases of $14.5 million in salaries and related taxes, $9.6 million in commissions expense, and $9.1 million in stock-based compensation.
General and administrative

	Year Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
General and administrative	$160,628	$143,247	$17,381	12%
General and administrative expense increased by $17.4 million, or 12%, for the year ended April 30, 2024 compared to the prior year. This increase was primarily due to increases of $13.8 million in personnel and related costs, $1.8 million in other miscellaneous non-income based taxes, $1.5 million in legal and professional fees, and $1.3 million in bad debt expense and allowance for credit losses. These increases were partially offset by a decrease of $1.5 million in insurance costs. The increase in personnel and related costs included increases of $9.0 million in stock-based compensation expense and $4.3 million in salaries and related taxes.

Restructuring and other related charges

	Year Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Restructuring and other related charges	$4,917	$31,297	$(26,380)	(84)%
For the year ended April 30, 2024, we recorded restructuring and other related charges comprising employee-related severance and other termination benefits of approximately $4.9 million. For the year ended April 30, 2023, we recorded restructuring and other related charges comprising employee-related severance and other termination benefits of approximately $23.3 million, facilities-related charges of approximately $6.2 million, and $1.8 million of other restructuring-related charges.
Other Income, Net
Interest expense

	Year Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(26,132)	$(25,159)	$(973)	4%
Interest expense primarily related to interest on our Senior Notes and remained relatively flat for the year ended April 30, 2024 compared to the prior year.
Other income, net

	Year Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
Other income, net	$33,278	$27,454	$5,824	21%
Other income, net increased by $5.8 million to $33.3 million for the year ended April 30, 2024 from $27.5 million for the prior year. The increase was primarily due to an increase of $19.7 million in investment income due to new investments in marketable securities and higher interest earned on money market funds. The effects of these increases were partially offset by an increase in net foreign currency transaction losses of $3.7 million. Additionally, during the year ended April 30, 2023, a one-time favorable settlement of a legal claim increased other income by $10.2 million, further offsetting the year-over-year increase in investment income.
(Benefit from) Provision for Income Taxes

	Year Ended April 30,		Change
	2024	2023	$	%

	(in thousands)
(Benefit from) provision for income taxes	$(184,476)	$19,284	$(203,760)	NM
NM = Not Meaningful
The benefit from income taxes was $184.5 million for the year ended April 30, 2024 compared to a provision for income taxes of $19.3 million for the prior year. Our effective tax rate was 150% and (9)% of our loss before income taxes for the years ended April 30, 2024 and 2023, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges. The increase in tax benefit during the year ended April 30, 2024 was driven primarily by the release of a valuation allowance against U.S. federal and certain states’ deferred tax assets of $250.7 million, partially offset by tax expense in the current year resulting from growth in business operations in jurisdictions where we are subject to tax.

Liquidity and Capital Resources
As of April 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.084 billion. Our cash, cash equivalents and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $991.6 million as of April 30, 2024. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations in the future due to the investments we intend to make and, as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and marketable securities and cash from our future operations will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and macroeconomic conditions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our solutions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In July 2021, we issued long-term debt of $575.0 million, represented by our Senior Notes, and we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$148,762	$35,662	$5,672
Net cash used in investing activities	$(287,960)	$(272,952)	$(127,271)
Net cash provided by financing activities	$40,054	$17,471	$602,127
Net Cash Provided by Operating Activities
Net cash provided by operating activities during the year ended April 30, 2024 was $148.8 million, which resulted from net income of $61.7 million and adjustments for non-cash charges of $123.7 million, partially offset by a net cash outflow of $36.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $239.1 million for stock-based compensation expense, $78.5 million for amortization of deferred contract acquisition costs, $18.0 million of depreciation and intangible asset amortization expense, $11.0 million in non-cash operating lease costs, $1.9 million from foreign currency transaction loss, and $1.1 million for amortization of debt issuance costs, the effects of which were partially offset by $217.2 million in deferred income taxes primarily related to the release of a valuation allowance, net and $8.8 million from amortization of premium and accretion of discount on marketable securities, net. The net cash outflow from changes in operating assets and liabilities resulted from an increase in deferred contract acquisition costs of $119.8 million as our sales commissions increased due to increased business volume, an increase of $63.5 million in accounts receivable, a decrease of $12.4 million in operating lease liabilities, and an increase of $1.0 million in prepaid expenses and other assets. These outflows were partially offset by inflows from a $134.6 million increase in deferred revenue and a net increase of $25.5 million in accounts payable, accrued expenses, and accrued compensation and benefits.

Net cash provided by operating activities during the year ended April 30, 2023 was $35.7 million, which resulted from adjustments for non-cash charges of $307.2 million, mostly offset by a net loss of $236.2 million and net cash outflow of $35.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $204.0 million for stock-based compensation expense, $68.9 million for amortization of deferred contract acquisition costs, $20.2 million of depreciation and intangible asset amortization expense, $10.9 million in non-cash operating lease costs, and $6.2 million of asset impairment charges. The net cash outflow from changes in operating assets and liabilities resulted from an increase in deferred contract acquisition costs of $102.0 million as our sales commissions increased due to increased business volume, an increase of $46.4 million in accounts receivable, and a decrease of $11.4 million in operating lease liabilities. These outflows were partially offset by inflows from a $95.6 million increase in deferred revenue, a net increase of $18.9 million in accounts payable, accrued expenses and accrued compensation and benefits, and a decrease of $9.8 million in prepaid expenses and other assets.
Net Cash Used in Investing Activities
Net cash used in investing activities of $288.0 million during the year ended April 30, 2024 was primarily due to the purchase of marketable securities of $536.8 million, business acquisitions, net of cash acquired, of $19.1 million, and capital expenditures of $3.5 million. These expenditures were offset by cash provided by maturities and redemptions of marketable securities of $271.4 million.
Net cash used in investing activities of $273.0 million during the year ended April 30, 2023 was primarily due to the purchase of marketable securities of $270.3 million. In addition, we incurred $2.7 million of capital expenditures during the year.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $40.1 million during the year ended April 30, 2024 was due to the proceeds from stock option exercises and purchases under our employee stock purchase plan.
Net cash provided by financing activities of $17.5 million during the year ended April 30, 2023 was due to the proceeds from stock option exercises.
Contractual Obligations and Commitments
Our principal commitments primarily consist of our purchase obligations under non-cancelable agreements for cloud hosting, subscription software, and sales and marketing, future non-cancelable minimum rental payments under operating leases for our offices, and interest payments due on our Senior Notes. As of April 30, 2024, we had purchase commitments of $424.6 million related to cloud hosting services, future minimum lease payment commitments of $26.7 million, and purchase commitments of $47.8 million related to other contracts.
Subsequent to April 30, 2024, we executed an operating lease agreement for an office space with an expected commencement date in the third quarter of fiscal 2025. The lease term is approximately 11 years with undiscounted future minimum lease payments of approximately $12.4 million.
See Note 8, “Commitments and contingencies,” and Note 9, “Leases,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion of our cloud hosting obligations and future non-cancelable minimum rental payments, respectively.
In July 2021, we issued $575.0 million aggregate principal amount of Senior Notes in a private placement. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year. See Note 7, “Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about the Senior Notes.
As of April 30, 2024, we had $2.3 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2025.
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
Our contracts often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. We apply significant judgment in identifying and accounting for each performance obligation, as a result of evaluating the terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on the prices at which we separately sell these products assuming the majority of these fall within a pricing range. In instances where SSP is not directly observable, such as when we do not sell the software license separately, we derive the SSP using information that may include market conditions and other observable and unobservable inputs, which can require significant judgment. There is typically more than one SSP for individual products and services due to the stratification of those products and services by quantity, term of the subscription, sales channel and other circumstances. If one of the performance obligations is outside of the SSP range, we allocate the transaction price considering the midpoint of the SSP range. We also consider if there are any additional material rights inherent in a contract, and if so, we allocate a portion of the transaction price to such rights based on a relative SSP.
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
Income Taxes
Deferred income tax balances reflect the effects of temporary differences between the financial reporting and tax bases of our assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for net operating loss and credit carryforwards.
A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized based on all available positive and negative evidence. Such evidence, which requires management's judgment, includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets. To the extent sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods.
During the year ended April 30, 2024, we evaluated the realizability of our deferred tax assets, which resulted in releasing part of our valuation allowance for our U.S. federal and certain U.S. state deferred tax assets. Future releases of the remaining valuation allowance, if any, would result in the recognition of certain deferred tax assets which may include a material income tax benefit for the period in which such release is recorded. See Note 13, “Income Taxes” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to interest rate risk and foreign currency risk in the ordinary course of our business.
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.087 billion as of April 30, 2024. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
In July 2021, we issued $575.0 million aggregate principal amount of Senior Notes in a private placement. The fair value of the Senior Notes is subject to market risk. In addition, the fair market value of the Senior Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Senior Notes will increase as interest rates fall and decrease as interest rates rise. The interest rate and market value changes affect the fair value of the Senior Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Senior Notes at face value less unamortized debt issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.

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
We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net income (loss). As a component of other income, net, we recognized foreign currency transaction losses of $3.4 million, $0.4 million, and $3.6 million for the years ended April 30, 2024, 2023, and 2022, respectively.
As of April 30, 2024, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $10.9 million on our cash, cash equivalents, restricted cash, and marketable securities balances.

Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elastic N.V.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Elastic N.V. and its subsidiaries (the “Company”) as of April 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended April 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Identification and Evaluation of Terms and Conditions in Contracts
As described in Note 2 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when the Company satisfies each performance obligation. The Company’s contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. For the fiscal year ended April 30, 2024, the Company’s revenue was $1,267.3 million.
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
June 14, 2024

We have served as the Company’s auditor since 2018.

Elastic N.V.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of April 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$540,397	$644,167
Restricted cash	2,692	2,473
Marketable securities	544,002	271,041
Accounts receivable, net of allowance for credit losses of $4,979 and $3,409 as of April 30, 2024 and April 30, 2023, respectively	323,011	260,919
Deferred contract acquisition costs	78,030	55,813
Prepaid expenses and other current assets	42,765	39,867
Total current assets	1,530,897	1,274,280
Property and equipment, net	5,453	5,092
Goodwill	319,380	303,642
Operating lease right-of-use assets	20,506	19,997
Intangible assets, net	20,620	29,104
Deferred contract acquisition costs, non-current	114,509	95,879
Deferred tax assets	225,544	7,412
Other assets	5,657	8,076
Total assets	$2,242,566	$1,743,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,075	$35,151
Accrued expenses and other liabilities	75,292	63,532
Accrued compensation and benefits	93,691	76,483
Operating lease liabilities	12,187	12,749
Deferred revenue	663,846	528,704
Total current liabilities	871,091	716,619
Deferred revenue, non-current	30,293	34,248
Long-term debt, net	568,612	567,543
Operating lease liabilities, non-current	12,898	13,942
Other liabilities, non-current	21,487	12,233
Total liabilities	1,504,381	1,344,585
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of April 30, 2024 and April 30, 2023	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 101,705,935 shares issued and outstanding as of April 30, 2024 and 97,366,947 shares issued and outstanding as of April 30, 2023	1,070	1,024
Treasury stock	(369)	(369)
Additional paid-in capital	1,750,729	1,471,584
Accumulated other comprehensive loss	(21,638)	(20,015)
Accumulated deficit	(991,607)	(1,053,327)
Total shareholders’ equity	738,185	398,897
Total liabilities and shareholders’ equity	$2,242,566	$1,743,482
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended April 30,
	2024	2023	2022
Revenue
Subscription	$1,176,606	$984,762	$798,770
Services	90,715	84,227	63,604
Total revenue	1,267,321	1,068,989	862,374
Cost of revenue
Subscription	246,285	219,306	178,204
Services	83,794	77,320	53,990
Total cost of revenue	330,079	296,626	232,194
Gross profit	937,242	772,363	630,180
Operating expenses
Research and development	341,951	313,454	273,761
Sales and marketing	559,648	503,537	406,658
General and administrative	160,628	143,247	123,441
Restructuring and other related charges	4,917	31,297	—
Total operating expenses	1,067,144	991,535	803,860
Operating loss	(129,902)	(219,172)	(173,680)
Other income (expense), net
Interest expense	(26,132)	(25,159)	(20,716)
Other income (expense), net	33,278	27,454	(3,393)
Loss before income taxes	(122,756)	(216,877)	(197,789)
(Benefit from) provision for income taxes	(184,476)	19,284	6,059
Net income (loss)	$61,720	$(236,161)	$(203,848)
Net earnings (loss) per share attributable to ordinary shareholders
Basic	$0.62	$(2.47)	$(2.20)
Diluted	$0.59	$(2.47)	$(2.20)
Weighted-average shares used to compute net earnings (loss) per share attributable to ordinary shareholders
Basic	99,646,231	95,729,844	92,547,145
Diluted	103,980,132	95,729,844	92,547,145
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended April 30,
	2024	2023	2022
Net income (loss)	$61,720	$(236,161)	$(203,848)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of taxes	(1,728)	(71)	—
Foreign currency translation adjustments	105	(1,814)	(10,025)
Other comprehensive loss	(1,623)	(1,885)	(10,025)
Total comprehensive income (loss)	$60,097	$(238,046)	$(213,873)
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2021	90,533,985	$948	$(369)	$1,071,675	$(8,105)	$(613,318)	$450,831
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	1,266	—	—	1,266
Issuance of ordinary shares upon exercise of stock options	2,563,287	29	—	36,381	—	—	36,410
Issuance of ordinary shares upon release of restricted stock units	1,077,642	13	—	(13)	—	—	—
Stock-based compensation	—	—	—	140,799	—	—	140,799
Net loss	—	—	—	—	—	(203,848)	(203,848)
Other comprehensive loss	—	—	—	—	(10,025)	—	(10,025)
Balances as of April 30, 2022	94,174,914	990	(369)	1,250,108	(18,130)	(817,166)	415,433
Issuance of ordinary shares upon exercise of stock options	1,127,036	12	—	17,459	—	—	17,471
Issuance of ordinary shares upon release of restricted stock units	2,064,997	22	—	(22)	—	—	—
Stock-based compensation	—	—	—	204,039	—	—	204,039
Net loss	—	—	—	—	—	(236,161)	(236,161)
Other comprehensive loss	—	—	—	—	(1,885)	—	(1,885)
Balances as of April 30, 2023	97,366,947	1,024	(369)	1,471,584	(20,015)	(1,053,327)	398,897
Issuance of ordinary shares upon exercise of stock options	1,292,375	14	—	20,905	—	—	20,919
Issuance of ordinary shares upon release of restricted stock units	2,701,448	28	—	(28)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	345,165	4	—	19,131	—	—	19,135
Stock-based compensation	—	—	—	239,137	—	—	239,137
Net income	—	—	—	—	—	61,720	61,720
Other comprehensive loss	—	—	—	—	(1,623)	—	(1,623)
Balances as of April 30, 2024	101,705,935	$1,070	$(369)	$1,750,729	$(21,638)	$(991,607)	$738,185
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$61,720	$(236,161)	$(203,848)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	17,999	20,233	19,728
Amortization of premium and accretion of discount on marketable securities, net	(8,808)	(772)	—
Amortization of deferred contract acquisition costs	78,549	68,900	60,738
Amortization of debt issuance costs	1,069	1,023	803
Non-cash operating lease cost	11,010	10,880	8,636
Asset impairment charges	—	6,242	—
Stock-based compensation expense	239,137	204,039	140,612
Deferred income taxes	(217,195)	(2,007)	(2,430)
Foreign currency transaction loss (gain)	1,930	(1,386)	1,984
Other	(34)	44	98
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	(63,519)	(46,353)	(62,187)
Deferred contract acquisition costs	(119,834)	(102,017)	(96,755)
Prepaid expenses and other current assets	(2,875)	1,323	(3,427)
Other assets	1,906	8,525	825
Accounts payable	(9,998)	6,304	21,036
Accrued expenses and other liabilities	18,144	4,310	27,192
Accrued compensation and benefits	17,357	8,324	17,775
Operating lease liabilities	(12,391)	(11,405)	(8,888)
Deferred revenue	134,595	95,616	83,780
Net cash provided by operating activities	148,762	35,662	5,672
Cash flows from investing activities
Purchases of property and equipment	(3,450)	(2,684)	(2,485)
Business acquisitions, net of cash acquired	(19,100)	—	(119,854)
Purchases of marketable securities	(536,833)	(270,268)	—
Maturities and redemptions of marketable securities	271,423	—	—
Capitalization of internal-use software	—	—	(4,932)
Net cash used in investing activities	(287,960)	(272,952)	(127,271)
Cash flows from financing activities
Proceeds from the issuance of debt	—	—	575,000
Proceeds from issuance of ordinary shares under employee stock purchase plan	19,135	—	—
Proceeds from issuance of ordinary shares upon exercise of stock options	20,919	17,471	36,410
Payments of debt issuance costs	—	—	(9,283)
Net cash provided by financing activities	40,054	17,471	602,127
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,407)	2,822	(20,599)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(103,551)	(216,997)	459,929
Cash, cash equivalents, and restricted cash, beginning of period	646,640	863,637	403,708
Cash, cash equivalents, and restricted cash, end of period	$543,089	$646,640	$863,637
Supplemental disclosures of cash flow information
Cash paid for interest	$25,063	$24,136	$12,995
Cash paid for income taxes, net	$24,219	$11,581	$3,979
Cash paid for operating lease liabilities	$14,000	$13,136	$10,101
Supplemental disclosures of non-cash investing and financing information
Changes in property and equipment included in accounts payable	$398	$121	$150
Operating lease right-of-use assets for new lease obligations	$11,539	$10,902	$8,992
Acquisition-related indemnity holdback	$3,000	$—	$6,000
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
Use of Estimates and Judgments
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, standalone selling price (“SSP”) for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred contract acquisition costs, allowance for credit losses, valuation of stock-based compensation, fair value of ordinary shares in periods prior to the Company’s initial public offering, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, discount rate used for operating leases, and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
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
For the subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statement of operations. For the years ended April 30, 2024, 2023, and 2022, the Company recognized re-measurement losses of $3.4 million, $0.4 million, and $3.6 million, respectively.

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
Other Comprehensive Loss
The Company’s other comprehensive loss includes net income (loss), unrealized loss on available-for-sale securities, net of taxes, and foreign currency translation adjustments.
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
Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheet. Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2024	2023
Cash and cash equivalents	$540,397	$644,167
Restricted cash	2,692	2,473
Cash, cash equivalents and restricted cash	$543,089	$646,640
Marketable Securities
The Company’s marketable securities consist of highly liquid investment-grade fixed-income securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale debt securities as the Company may sell these securities at any time for use in its current operations or for other purposes, including prior to maturity. As a result, the Company has classified its marketable securities within current assets on the consolidated balance sheets.
Available-for-sale debt securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale debt security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are reported as a separate component of accumulated other comprehensive loss until realized. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
For available-for-debt securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance for expected credit losses of available-for-sale securities on the consolidated balance sheets with a corresponding charge in other income (expense), net in the consolidated statements of operations. Non-credit related unrealized losses are included in accumulated other comprehensive income (loss).

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
The Company’s financial instruments consist of cash equivalents, marketable securities, mutual fund investments held in a rabbi trust, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities and mutual fund investments are recorded at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
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
The Company also capitalizes qualifying implementation costs incurred in a hosting arrangement that is a service contract. These costs are amortized on a straight-line basis over the expected life of the service contract, including consideration of the reasonably certain renewal periods, and are presented in the same income statement line items as the service for the related hosting arrangement. The Company did not capitalize any costs during the years ended April 30, 2024 and 2023. All previously capitalized costs are recorded in other assets, non-current on the consolidated balance sheet.
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
Acquisitions
When the Company acquires a business, the Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity or a combination of the two, in a business combination to the identifiable assets and liabilities of the acquired business at their estimated respective fair values. The Company recognizes and measures contract assets and contract liabilities acquired in a business combination on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including, but not limited to, the selection of valuation methodologies, estimates of future revenue and cash flows, costs to rebuild developed technology, discount rates and selection of comparable companies. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to other income (expense), net in the consolidated statement of operations.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the acquisition method for accounting and is not amortized. The Company tests goodwill for impairment at least annually, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than book value, then goodwill will be impaired by the amount that the carrying amount exceeds the implied fair value. There was no impairment of goodwill recorded for the years ended April 30, 2024, 2023, and 2022.
Acquired Intangible Assets
Acquired amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

Useful life (in years)
Developed technology	4-5
Customer relationships	4
Trade names	4
Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and amortizable acquired intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended April 30, 2023, the Company recorded asset impairment charges comprising impairment of operating lease right-of-use assets and the associated furniture, equipment, and leasehold improvements of $5.1 million and $1.1 million, respectively, for exited leased office spaces associated with the Company’s restructuring plan. See Note 16 for further details. The Company determined that there were no events or changes in circumstances that indicated that its long-lived assets were impaired during the years ended April 30, 2024 and 2022.
In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of property and equipment and amortizable intangible assets. If the estimated useful life assumption for any asset is changed, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis.
Revenue Recognition
The Company generates revenue primarily from the sale of self-managed subscriptions (which include licenses for proprietary features, support, and maintenance) and from the sale of software-as-a-service (“SaaS”) subscriptions. The Company also generates revenue from services, which consist of consulting and training.

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
Advertising
Advertising costs are charged to operations as incurred and recorded in sales and marketing expense in the consolidated statement of operations. Advertising costs were $26.0 million, $22.4 million, and $19.7 million for the years ended April 30, 2024, 2023, and 2022, respectively.

Stock-Based Compensation
Compensation expense related to stock awards issued to employees and directors, including stock options and restricted stock units (“RSUs”) and performance share units (“PSUs”) is measured at the fair value on the date of the grant and recognized over the requisite service period. The fair value of stock options and purchase rights issued to employees under the 2022 Employee Stock Purchase Plan (“2022 ESPP”) is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of RSUs and PSUs is estimated on the date of the grant based on the fair value of the Company’s underlying ordinary shares. Compensation expense for stock options and RSUs is recognized on a straight-line basis over the requisite service period and over the six-month offering period in the case of the 2022 ESPP. Compensation expense relating to PSUs is recognized using the accelerated attribution method over the requisite service period when it is probable that the performance condition will be satisfied. The Company recognizes forfeitures as they occur.
Debt Issuance Costs
Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the carrying amount of the outstanding borrowings.
Net Earnings (Loss) Per Share Attributable to Ordinary Shareholders
The Company calculates basic net earnings (loss) per share by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period, less shares subject to repurchase. Diluted net earnings (loss) per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period, including stock options, RSUs, and ESPP shares.
Treasury Shares
Ordinary shares of the Company that are repurchased are recorded as treasury shares at cost and are included as a component of shareholders’ equity. As of April 30, 2024 and 2023, the Company had 35,937 treasury shares that were repurchased at an average price of $10.30 per share.
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
Income Taxes
The Company is subject to income taxes in the Netherlands and numerous foreign jurisdictions. These foreign jurisdictions may have different statutory rates than the Netherlands. The Company records a (benefit from) provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and the tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.
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

Although the Company believes that it has adequately reserved for its uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. As the Company expands internationally, it will face increased complexity, and the Company’s unrecognized tax benefits may increase in the future. The Company makes adjustments to its reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the (benefit from) provision for income taxes in the period in which such determination is made.
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
New Accounting Pronouncements Not Yet Adopted
Income Taxes: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures. The new guidance requires consistent categories and greater disaggregation of information in the tax rate reconciliation and information about income taxes paid disaggregated by jurisdiction. The guidance becomes effective for the Company for the fiscal year ending April 30, 2026. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
Segment Reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The guidance becomes effective for the Company for fiscal years beginning after April 30, 2024 and interim periods within fiscal years beginning after April 30, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Year Ended April 30,
	2024		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$547,520	43%	$424,053	40%	$298,615	35%
Other subscription	629,086	50%	560,709	52%	500,155	58%
Total subscription	1,176,606	93%	984,762	92%	798,770	93%
Services	90,715	7%	84,227	8%	63,604	7%
Total revenue	$1,267,321	100%	$1,068,989	100%	$862,374	100%
Concentration of Credit Risk
One customer, a channel partner, accounted for 13% and 12% of net accounts receivable as of April 30, 2024 and April 30, 2023, respectively. The same customer accounted for 11% of total revenue during the year ended April 30, 2024. No customer accounted for 10% or more of the Company’s total revenue for the years ended April 30, 2023 and 2022.

Deferred Revenue
The Company recognized revenue of $522.8 million, $430.7 million, and $354.4 million during the years ended April 30, 2024, 2023, and 2022, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of April 30, 2024 and April 30, 2023, unbilled accounts receivable was $2.5 million and $2.2 million, respectively.
Remaining Performance Obligations
As of April 30, 2024, the Company had $1.351 billion of remaining performance obligations. As of April 30, 2024, the Company expects to recognize approximately 88% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $78.5 million, $68.9 million, and $60.7 million for the years ended April 30, 2024, 2023, and 2022, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the years ended April 30, 2024, 2023, and 2022.
4. Fair Value Measurements
Financial Assets
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$180,248	$—	$—	$180,248
U.S. treasury securities	35,407	—	—	35,407
Corporate debt securities	—	699	—	699
Total included in cash and cash equivalents	215,655	699	—	216,354

Marketable securities:
Certificates of deposit	—	42,972	—	42,972
Commercial paper	—	43,051	—	43,051
Municipal securities	—	27,806	—	27,806
U.S. treasury securities	112,471	—	—	112,471
International treasuries	—	12,642	—	12,642
Corporate debt securities	—	269,168	—	269,168
U.S. agency bonds	—	35,892	—	35,892
Total marketable securities	112,471	431,531	—	544,002

Mutual fund investments (1)	461	—	—	461
Total financial assets	$328,587	$432,230	$—	$760,817
(1) Mutual fund investments are held in an irrevocable rabbi trust for payment obligations to non-qualified deferred compensation plan participants. The investments are recorded as part of other assets in the Company’s consolidated balance sheets.

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
Interest income from the Company’s cash, cash equivalents and marketable securities was $28.1 million, $17.7 million, and $0.2 million for the years ended April 30, 2024, 2023, and 2022, respectively, and is included in other income (expense), net in the consolidated statements of operations.
As of April 30, 2024 and April 30, 2023, gross unrealized gains and losses on the marketable securities were insignificant. The fluctuations in market interest rates impacted the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of April 30, 2024	As of April 30, 2023
Due within 1 year	$298,876	$168,264
Due between 1 year and 3 years	245,126	102,777
Total marketable securities	$544,002	$271,041
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of April 30, 2024 was approximately $511.8 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Acquisitions
Opster Ltd.
On November 30, 2023, the Company acquired 100% of the share capital of Opster Ltd. (“Opster”) for a total purchase consideration of $23.0 million. The purchase consideration includes $3.0 million held back by the Company for indemnity obligations which will be released upon the 18-month anniversary of the acquisition.

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
The financial results of Opster have been included in the Company’s consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented as they were not material to the consolidated results of operations.
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of April 30, 2024	As of April 30, 2023
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$12,683	$10,081
Computer hardware and software	3	3,464	2,220
Furniture and fixtures	3-5	7,395	6,093
Assets under construction		428	1,734
Total property and equipment		23,970	20,128
Less: accumulated depreciation		(18,517)	(15,036)
Property and equipment, net		$5,453	$5,092
Depreciation expense related to property and equipment was $3.5 million, $3.6 million, and $3.9 million for the years ended April 30, 2024, 2023, and 2022, respectively. During the year ended April 30, 2023, the Company recorded asset impairment charges related to the exit from leased office space, which included $1.1 million of furniture, equipment, and leasehold improvements. See Note 16 for further details.
Intangible Assets, Net
Intangible assets consisted of the following as of April 30, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$55,489	$20,641	2.7
Customer relationships	19,598	19,598	—	0.0
Trade names	2,872	2,872	—	0.0
Total	$98,600	$77,959	$20,641	2.7
Foreign currency translation adjustment			(21)
Total			$20,620

Intangible assets consisted of the following as of April 30, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$70,130	$43,136	$26,994	2.7
Customer relationships	19,598	17,641	1,957	0.4
Trade names	2,872	2,686	186	0.4
Total	$92,600	$63,463	$29,137	2.5
Foreign currency translation adjustment			(33)
Total			$29,104
Amortization expense for the intangible assets for the years ended April 30, 2024, 2023, and 2022 was as follows (in thousands):

	Year Ended April 30,
	2024	2023	2022
Cost of revenue – subscription	$12,353	$11,781	$10,503
Sales and marketing	2,143	4,887	5,280
Total amortization of acquired intangible assets	$14,496	$16,668	$15,783
The expected future amortization expense related to the intangible assets as of April 30, 2024 was as follows (in thousands, by fiscal year):

2025	$9,215
2026	6,256
2027	3,244
2028	1,202
2029	703
Total	$20,620
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2022	$303,906
Foreign currency translation adjustment	(264)
Balance as of April 30, 2023	303,642
Addition from acquisition	15,854
Foreign currency translation adjustment	(116)
Balance as of April 30, 2024	$319,380
There was no impairment of goodwill during the years ended April 30, 2024, 2023, and 2022.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of April 30, 2024	As of April 30, 2023
Accrued expenses	$34,779	$24,163
Income taxes payable	10,596	9,738
Value added taxes payable	8,849	9,403
Accrued interest	6,918	6,918
Other	14,150	13,310
Total accrued expenses and other liabilities	$75,292	$63,532
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30, 2024	As of April 30, 2023
Accrued vacation	$35,005	$30,026
Accrued commissions	34,339	26,175
Accrued payroll and withholding taxes	9,830	6,586
Other	14,517	13,696
Total accrued compensation and benefits	$93,691	$76,483
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Year Ended April 30,
	2024	2023	2022
Beginning balance	$3,409	$2,700	$2,344
Bad debt expense	3,864	2,722	2,980
Accounts written off	(2,294)	(2,013)	(2,624)
Ending balance	$4,979	$3,409	$2,700
7. Senior Notes
In July 2021, the Company issued $575.0 million aggregate principal amount of Senior Notes in a private placement.
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
The net carrying amount of the Senior Notes was as follows (in thousands):

	As of April 30, 2024	As of April 30, 2023
Principal	$575,000	$575,000
Unamortized debt issuance costs	(6,388)	(7,457)
Net carrying amount	$568,612	$567,543
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Year Ended April 30,
	2024	2023	2022
Contractual interest expense	$23,719	$23,719	$19,370
Amortization of debt issuance costs	1,069	1,023	803
Total interest expense related to the Senior Notes	$24,788	$24,742	$20,173
8. Commitments and Contingencies
Cloud Hosting Commitments
The table below reflects the Company’s future minimum purchase obligations relating to non-cancelable agreements for cloud hosting as of April 30, 2024 (in thousands):

Years Ending April 30,	Purchase Obligations
2025	$164,457
2026	157,159
2027	102,936
Total	$424,552
Actual timing may vary depending on services used and total payments under these capacity commitments may be higher than the total minimum depending on services used.
Other Purchase Commitments
The Company has future purchase obligations related to general corporate services, subscription software and sales and marketing contracts. As of April 30, 2024, the Company had purchase commitments of $47.8 million related to these contracts, primarily due within the next twelve months.
Letters of Credit
The Company had a total of $2.3 million in letters of credit outstanding in favor of certain landlords for office space as of April 30, 2024.
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
Gain Contingencies
From time to time the Company may realize a gain contingency, although recognition will not occur until cash is received or the gain is deemed as realizable. In connection with a favorable settlement of a legal claim, the Company recognized a gain of $0.4 million and $10.4 million included in other income (expense), net in the accompanying consolidated statements of operations for the years ended April 30, 2024 and 2023, respectively.
9. Leases
The Company’s leases provide for rental of corporate office space under non-cancelable operating lease agreements that expire at various dates through fiscal 2030. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the consolidated statements of operations were as follows (in thousands):

	Year Ended April 30,
	2024	2023	2022
Operating lease cost	$12,114	$12,411	$9,894
Short-term lease cost	1,921	2,217	2,448
Variable lease cost	1,342	726	857
Total lease cost	$15,377	$15,354	$13,199
Lease term and discount rate information are summarized as follows:

As of April 30, 2024
Weighted average remaining lease term (in years)	2.7
Weighted average discount rate	5.0%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of April 30, 2024 were as follows (in thousands, by fiscal year):

2025	$13,017
2026	7,543
2027	2,684
2028	2,341
2029	1,022
Thereafter	66
Total minimum lease payments	26,673
Less imputed interest	(1,588)
Present value of future minimum lease payments	25,085
Less current lease liabilities	(12,187)
Operating lease liabilities, non-current	$12,898
Future minimum lease payments as of April 30, 2024 include future cash payments on leases with corresponding right-of-use assets which were written down for impairment due to facilities-related cost optimization actions during the year ended April 30, 2023. During the year ended April 30, 2023, the Company recorded an impairment charge of $5.1 million related to the exit from leased office space. See Note 16 for further details.
Subsequent to April 30, 2024, the Company executed an operating lease agreement for an office space with an expected commencement date in the third quarter of fiscal 2025. The lease term is approximately 11 years with undiscounted future minimum lease payments of approximately $12.4 million.
10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through April 30, 2024.
The board of directors has been authorized by the general meeting of shareholders, on the Company’s behalf, to issue the Company’s ordinary shares and grant rights to acquire the Company’s ordinary shares in an amount up to 20% of the issued share capital of the Company as of August 21, 2023. This authorization is valid for a period of 18 months from October 5, 2023.
Ordinary Shares Reserved for Issuance
The Company has reserved ordinary shares for issuance as follows:

	As of April 30,
	2024	2023
Stock options issued and outstanding	2,640,423	4,038,238
RSUs issued and outstanding (1)	7,076,836	7,494,399
Available for future grants	20,252,732	17,564,133
Available for 2022 ESPP	5,654,835	6,000,000
Total ordinary shares reserved	35,624,826	35,096,770
(1) Includes 116,523 PSUs issued and outstanding as of April 30, 2024. No PSUs were issued or outstanding as of April 30, 2023.
Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of April 30, 2024, there were no preference shares issued or outstanding.

Preference shares in the capital of the Company may currently only be issued pursuant to a resolution adopted by the general meeting of shareholders at the proposal of the board of directors.
11. Equity Incentive Plans
2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted and, in October 2022, the Company’s shareholders approved the 2022 ESPP. The Company reserved 6.0 million of the Company’s ordinary shares for future purchase and issuance under the 2022 ESPP in January 2023. The 2022 ESPP allows eligible employees to acquire ordinary shares of the Company at a discount at periodic intervals through accumulated payroll deductions. Eligible employees purchase ordinary shares of the Company during a purchase period at 85% of the market value of the Company’s ordinary shares at either the beginning or end of an offering period, whichever is lower. Offering periods under the 2022 ESPP are approximately six months long and begin on each of March 16 or September 16 or the next trading day thereafter.
Under the 2022 ESPP, 345,165 ordinary shares were purchased during the year ended April 30, 2024. No ordinary shares were purchased under the 2022 ESPP during the year ended April 30, 2023. Stock-based compensation expense recognized related to the 2022 ESPP was $7.1 million and $0.9 million for the years ended April 30, 2024 and 2023, respectively.
The fair value of the 2022 ESPP offerings was estimated on the offering date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2024	2023
Expected term (in years)	0.5	0.5
Expected stock price volatility	47.3% - 63.3%	64.0%
Risk-free interest rate	5.4% - 5.5%	4.9%
Dividend yield	—%	—%
2012 Stock Option Plan
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 and further amended in December 2021 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and any other duly authorized committee may grant stock options and other equity-based awards, such as restricted stock awards (“RSAs”), RSUs, and PSUs, to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business.
The Company’s board of directors, compensation committee, or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. During the year ended April 30, 2024, the Company granted PSUs that vest over three years with a one-year performance period. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options, RSAs and RSUs (including PSUs) that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.

The equity awards available for grant were as follows:

	Year Ended April 30,
	2024	2023
Available at beginning of fiscal year	17,564,133	17,647,684
Awards authorized	4,868,347	4,708,746
Options granted	—	(94,105)
Options canceled	104,137	143,656
RSUs granted (1)	(3,399,494)	(6,105,614)
RSUs canceled (2)	1,115,609	1,263,099
Shares withheld for taxes	—	667
Available at end of period	20,252,732	17,564,133
(1) Includes 132,960 PSUs granted during the year ended April 30, 2024. No PSUs were granted during the year ended April 30, 2023.
(2) Includes 16,437 PSUs canceled during the year ended April 30, 2024. No PSUs were canceled during the year ended April 30, 2023.
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
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2022	5,219,124	$29.41	6.22	$266,021
Stock options granted	94,105	$82.24
Stock options exercised	(1,127,036)	$15.55
Stock options canceled	(143,656)	$78.69
Stock options assumed in acquisition canceled	(4,299)	$47.63
Balance as of April 30, 2023	4,038,238	$32.74	5.35	$134,778
Stock options exercised	(1,292,375)	$16.19
Stock options canceled	(104,137)	$98.35
Stock options assumed in acquisition canceled	(1,303)	$76.12
Balance as of April 30, 2024	2,640,423	$38.23	4.67	$178,081
Exercisable as of April 30, 2024	2,395,257	$32.69	4.40	$173,413
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. The weighted-average grant-date fair value per share of stock options granted was $48.56 for the year ended April 30, 2023. No stock options were granted during the year ended April 30, 2024.
As of April 30, 2024, the Company had unrecognized stock-based compensation expense of $13.0 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.66 years.

RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2022	4,717,548	$108.44
RSUs granted	6,105,614	$60.08
RSUs released	(2,065,664)	$94.01
RSUs canceled	(1,263,099)	$99.51
Outstanding and unvested at April 30, 2023	7,494,399	$74.52
RSUs granted (1)	3,399,494	$102.23
RSUs released	(2,701,448)	$80.51
RSUs canceled (2)	(1,115,609)	$75.60
Outstanding and unvested at April 30, 2024	7,076,836	$85.38
(1) Includes 132,960 PSUs granted during the year ended April 30, 2024. No PSUs were granted during the year ended April 30, 2023.
(2) Includes 16,437 PSUs canceled during the year ended April 30, 2024. No PSUs were canceled during the year ended April 30, 2023.
During the year ended April 30, 2024, the Company granted 132,960 PSUs subject to performance and service conditions, with a grant-date fair value of $9.1 million, to certain executives. The PSUs become eligible to vest based on the level of the Company’s achievement against a revenue-based performance goal for fiscal 2024. The amount that may be earned ranges from 0% to 200% of the eligible PSUs. Subject to the executives’ continued service to the Company through the applicable vesting date, one-third of the eligible PSUs will vest following the end of fiscal 2024 and, thereafter, one-eighth of the remaining eligible PSUs will vest on a quarterly basis over two years. In the event that an executive’s continuous service to the Company ceases, any associated unvested PSUs will immediately terminate and be forfeited.
As of April 30, 2024, the Company had unrecognized stock-based compensation expense of $558.2 million related to RSUs (including PSUs) that the Company expects to recognize over a weighted-average period of 2.79 years.
Determination of Fair Value
The determination of the fair value of stock-based options on the date of grant using an option pricing model is affected by the fair value of the Company’s ordinary shares, as well as assumptions regarding a number of complex and subjective variables. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options, which requires the use of assumptions including actual and projected employee stock option exercise behaviors, expected price volatility of the Company’s ordinary shares, the risk-free interest rate, and expected dividends.
Fair Value of Ordinary Shares:    Subsequent to the Company’s initial public offering (“IPO”) on October 8, 2018, the fair value of the underlying ordinary shares is determined by the closing price, on the date of the grant, of the Company’s ordinary shares, which are traded publicly on the New York Stock Exchange. Prior to the IPO, the fair value of ordinary shares underlying the stock awards had historically been determined by the board of directors, with input from the Company’s management. The board of directors previously determined the fair value of the ordinary shares at the time of grant of the awards by considering a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preference shares, sales of ordinary shares to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s ordinary shares, and general and industry-specific economic outlook.
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
The fair value of stock options granted and assumed was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2024	2023	2022
Expected term (in years)	N/A	6.02	5.52 - 6.08
Expected stock price volatility	N/A	60.7% - 62.0%	59.6% - 60.2%
Risk-free interest rate	N/A	3.1% - 3.4%	1.4% - 1.8%
Dividend yield	N/A	—%	—%
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended April 30,
	2024	2023	2022
Cost of revenue
Subscription	$8,774	$8,308	$8,368
Services	12,539	9,435	6,463
Research and development	93,588	80,170	59,911
Sales and marketing	78,069	68,943	45,798
General and administrative	46,167	37,183	20,654
Stock-based compensation expense, net of amounts capitalized	239,137	204,039	141,194
Capitalized stock-based compensation expense	—	—	188
Total stock-based compensation expense	$239,137	$204,039	$141,382
12. Net Earnings (Loss) Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net earnings (loss) per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Year Ended April 30,
	2024	2023	2022
Numerator:
Net income (loss)	$61,720	$(236,161)	$(203,848)
Denominator:
Weighted-average shares used to compute net earnings (loss) per share attributable to ordinary shareholders
Basic	99,646,231	95,729,844	92,547,145
Diluted	103,980,132	95,729,844	92,547,145
Net earnings (loss) per share attributable to ordinary shareholders
Basic	$0.62	$(2.47)	$(2.20)
Diluted	$0.59	$(2.47)	$(2.20)

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net earnings (loss) per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended April 30,
	2024	2023	2022
Stock options	634,519	4,038,238	5,219,124
RSUs	1,496,213	7,494,399	4,717,548
2022 ESPP	4,010	197,077	—
Total	2,134,742	11,729,714	9,936,672
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The geographical breakdown of loss before (benefit from) provision for income taxes is summarized as follows (in thousands):

	Year Ended April 30,
	2024	2023	2022
Dutch	$(233,089)	$(283,010)	$(261,097)
Foreign	110,333	66,133	63,308
Loss before income taxes	$(122,756)	$(216,877)	$(197,789)
The components of the (benefit from) provision for income taxes were as follows (in thousands):

	Year Ended April 30,
	2024	2023	2022
Current:
Dutch	$4,297	$2,910	$2,187
Foreign	24,558	17,042	6,892
Total current tax expense	28,855	19,952	9,079
Deferred:
Dutch	43	(71)	(105)
Foreign	(213,374)	(597)	(2,915)
Total deferred tax income	(213,331)	(668)	(3,020)
Total (benefit from) provision for income taxes	$(184,476)	$19,284	$6,059

The Company’s effective tax rate substantially differed from the Dutch statutory tax rate of 25.8% primarily due to the release of the valuation allowance for most of the United States deferred tax assets and waiver of certain deductions subject to the Base Erosion Anti-Abuse Tax (“BEAT”). A reconciliation of income taxes at the statutory income tax rate to the (benefit from) provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except for rates):

	Year Ended April 30,
	2024		2023		2022
	Tax	Rate	Tax	Rate	Tax	Rate
Dutch statutory income tax	$(31,671)	25.8%	$(55,954)	25.8%	$(49,448)	25.0%
Foreign income taxed at different rates	(2,406)	2.0%	(1,305)	0.6%	(2,197)	1.1%
Stock-based compensation	(10,296)	8.4%	5,018	(2.3)%	(31,372)	15.9%
Tax credits	(10,149)	8.3%	(7,349)	3.4%	(10,834)	5.5%
Change in valuation allowance	(186,166)	151.6%	69,271	(31.9)%	91,841	(46.4)%
Intellectual Property (“IP”) migration	7,353	(6.0)%	—	—%	—	—%
BEAT waiver election	40,141	(32.7)%	—	—%	—	—%
Foreign-Derived Intangible Income (“FDII”) exclusion	(2,328)	1.9%	—	—%	—	—%
Executive compensation	4,091	(3.3)%	—	—%	—	—%
Deferred tax asset revaluation	—	—%	6	—%	(302)	0.2%
Foreign withholding taxes	2,864	(2.3)%	3,201	(1.5)%	1,773	(0.9)%
Other	4,091	(3.4)%	6,396	(3.0)%	6,598	(3.5)%
(Benefit from) provision for income taxes	$(184,476)	150.3%	$19,284	(8.9)%	$6,059	(3.1)%
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

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of April 30,
	2024	2023
Deferred tax assets:
Accrued compensation	$5,324	$3,799
Net operating loss carryforward	547,590	533,051
Intangible assets	5,768	—
Deferred revenue	8,057	7,690
Stock-based compensation	18,858	13,950
Tax credits	31,373	28,048
Disallowed interest expense	12,380	10,546
Lease liabilities	3,706	4,320
Other	6,657	5,045
Gross deferred tax assets	639,713	606,449
Less valuation allowance	(386,882)	(575,557)
Total deferred tax assets	252,831	30,892
Deferred tax liabilities:
Deferred contract acquisition costs	(37,005)	(27,988)
Intangible assets	—	(1,740)
Right of use assets	(2,546)	(2,862)
Gross deferred tax liabilities	(39,551)	(32,590)
Net deferred tax assets (liabilities)	$213,280	$(1,698)
The valuation allowance for deferred tax assets as of April 30, 2024 and 2023 was $386.9 million and $575.6 million, respectively. As the Company has generated losses since inception in the Netherlands and is anticipated to have cumulative losses for the foreseeable future, management maintains a full valuation allowance against the net deferred tax assets in this jurisdiction. In addition, the United Kingdom jurisdiction is also anticipated to have cumulative losses for the foreseeable future and, as such, a valuation allowance has been established for this jurisdiction. The valuation allowance in the Netherlands and United Kingdom increased by $61.2 million and decreased by $0.2 million, respectively, for the year ended April 30, 2024 and increased by $80.1 million and less than $0.1 million, respectively, for the year ended April 30, 2023.
The income tax benefit was primarily due to the release of the valuation allowance for U.S. federal and certain state deferred tax assets of $250.7 million. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, positive and negative evidence related to the likelihood of realization of the deferred tax assets is considered to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 31, 2024, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, the Company has concluded that it is more likely than not that the majority of its U.S. federal and certain states’ deferred tax assets will be realizable. The Company continues to maintain a valuation allowance against its California and certain other states’ deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not yet met the “more likely than not” realization criteria. The valuation allowance in the United States decreased by $250.7 million for the year ended April 30, 2024 due to the valuation allowance release and decreased by $3.6 million for the year ended April 30, 2023.
The valuation allowance for the Netherlands deferred tax assets as of April 30, 2024 and 2023 was $344.5 million and $283.3 million, respectively, the valuation allowance for the United States deferred tax assets as of April 30, 2024 and 2023 was $23.0 million and $272.7 million, respectively, and the valuation allowance for the United Kingdom deferred tax assets as of April 30, 2024 and 2023 was $19.4 million and $19.5 million, respectively. To the extent sufficient positive evidence becomes available, the Company may release all or a portion of the valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.

As of April 30, 2024, the Company had net operating loss (“NOL”) carryforwards for Netherlands, United States (federal and state, respectively) and United Kingdom income tax purposes of $1.237 billion, $806.9 million, $641.7 million and $78.2 million, respectively, which begin to expire in the years ending April 30, 2037 and April 30, 2025 for the United States (federal and state, respectively), with Netherlands and United Kingdom losses being carried forward indefinitely. The Company also has research and development tax credit carryforwards for United States (federal and state, respectively), Canada, Spain, and France for income tax purposes of $31.7 million, $9.3 million, $1.9 million, $0.8 million, and $0.2 million, respectively, which begin to expire on April 30, 2038, April 30, 2025, April 30, 2042, April 30, 2041, and April 30, 2025, respectively. The deferred tax assets associated with the NOL carryforwards and other tax attributes in the Netherlands and the United Kingdom are subject to a full valuation allowance.
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
The Company had unrecognized tax benefits of $22.7 million as of April 30, 2024, of which none would impact the effective tax rate before consideration of any valuation allowance. The activity within the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	As of April 30,
	2024	2023	2022
Balance as of beginning of year	$18,157	$16,622	$13,656
Increase (decrease) related to tax positions taken in prior periods	1,201	(1,050)	(1,029)
Increase related to tax positions taken in the current period	3,333	2,585	3,995
Balance as of end of year	$22,691	$18,157	$16,622
Approximately $1.2 million of the increase for the year ended April 30, 2024 for tax positions taken in prior periods is due to the filing of tax returns during the fiscal year. Approximately $3.3 million of the increase in tax positions related to the current period is primarily from the research and development tax credits generated for the year ended April 30, 2024.
The Company’s policy is to recognize penalties and interest accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized interest and penalties of $0.2 million for both of the years ended April 30, 2024 and 2023, and $0.3 million for the year ended April 30, 2022. The amount of accrued interest and penalties recorded on the consolidated balance sheet as of April 30, 2024 and 2023 was $0.4 million and $0.2 million, respectively.
The Company is subject to periodic examination of income tax returns by various domestic and international tax authorities. During the year ended April 30, 2024, the Company was subject to new audits by various tax authorities.
The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in multiple jurisdictions, including the Netherlands and United States. The Company’s tax filings for fiscal years starting with the year ended April 30, 2018 remain open in various tax jurisdictions.

Dutch income taxes and non-Dutch withholding taxes associated with the repatriation of earnings or for temporary differences related to investments in non-Dutch subsidiaries, excluding the U.S subsidiaries, have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that an immaterial additional tax liability would arise on the distribution of such earnings. Earnings from the Company’s U.S. subsidiaries are treated as being currently repatriated back to the Netherlands, even though no Dutch income taxes or U.S. withholding taxes regarding to such repatriations are recorded due to the Netherlands participation exemption provisions and exemption from withholding taxes under the income tax treaty between the Netherlands and the United States. As of April 30, 2024, there were cumulative earnings of $212.2 million from the non-U.S. subsidiaries. If such earnings were to be repatriated, they would be exempt from taxation in the Netherlands and the amount of dividend withholding taxes from such foreign jurisdictions would be $4.4 million, due to the various income tax treaties between the Netherlands and the respective foreign jurisdictions.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan of up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $18.4 million, $17.9 million, and $15.2 million of expense for the years ended April 30, 2024, 2023, and 2022, respectively related to the 401(k) Plan.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $12.7 million, $9.4 million, and $7.2 million of expense for the years ended April 30, 2024, 2023, and 2022, respectively.
15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Year Ended April 30,
	2024	2023	2022
United States	$730,488	$626,688	$481,589
Rest of world	536,833	442,301	380,785
Total revenue	$1,267,321	$1,068,989	$862,374
Other than the United States, no individual country exceeded 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of April 30,
	2024	2023
United States	$10,571	$13,476
The Netherlands	3,716	4,597
United Kingdom	3,470	2,797
Rest of world	8,202	4,219
Total long-lived assets	$25,959	$25,089
16. Restructuring and Other Related Charges
During the three months ended April 30, 2024, the Company initiated a plan to realign business and strategic priorities which resulted in a reduction of the Company’s workforce. In connection with this plan, the Company incurred charges of $4.2 million primarily consisting of employee-related severance and termination benefits during the year ended April 30, 2024. The execution of this plan is expected to be substantially completed during the first quarter of fiscal 2025.

The following table presents activity related to the liability, which is recorded in accrued compensation and employee benefits in the consolidated balance sheet, for restructuring-related employee severance and benefits for the year ended April 30, 2024 (in thousands):

Year Ended
April 30, 2024
Beginning balance	$—
Incurred during the period	4,217
Paid during the period	(589)
Foreign currency translation adjustment	(2)
Ending balance	$3,626

On November 30, 2022, the Company announced and began implementing a plan to align its investments more closely with its strategic priorities by reducing the Company’s workforce by approximately 13% and implementing certain facilities-related cost optimization actions. In connection with this restructuring plan, the Company recorded employee-related severance and other termination benefits of $0.8 million and $23.3 million during the years ended April 30, 2024 and 2023, respectively. The Company also recorded facilities-related charges of $6.2 million during the year ended April 30, 2023. The facilities-related charges included impairment of operating lease right-of-use assets and the associated furniture, equipment, and leasehold improvements of $5.1 million and $1.1 million, respectively, for the exited leased office spaces. The execution of this restructuring plan was completed during the first quarter of fiscal 2024.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2024. The effectiveness of our internal control over financial reporting as of April 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended April 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (other than the information set forth in the next paragraph) is incorporated herein by reference to our definitive proxy statement for our 2024 annual general meeting of shareholders (the “2024 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our year ended April 30, 2024.
We have adopted our Code of Conduct, applicable to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other senior financial officers. The full text of the Code of Conduct is available on our website at elastic.co. The audit committee of our board of directors is responsible for overseeing the Code of Conduct. The board of directors, or its designated committee, must approve any waivers of the Code of Conduct for members of the board of directors or executive officers, including our chief executive officer, chief financial officer and other senior financial officers. To the extent required by SEC rules, we intend to disclose any amendments to the Code of Conduct, or any waivers of its requirements, for the benefit of our chief executive officer, chief financial officer or other senior financial officers within any period that may be required under SEC rules from time to time.
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, or us, that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of such policies and procedures is filed as Exhibit 19.1 to this report.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
(a)(3) Exhibits
We have filed or incorporated by reference the exhibits listed on the accompanying Exhibit Index.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
4.1	Amended and Restated Investors’ Rights Agreement among the Company and certain holders of its ordinary shares, dated as of July 19, 2016.	S-1	333-227191	4.1	9/5/2018
4.2	Description of share capital.	10-K	001-38675	4.2	6/28/2019
4.3	Indenture, dated as of July 6, 2021, by and between Elastic N.V. and U.S. Bank National Association, as trustee.	8-K	001-38675	4.1	7/6/2021
4.4	Form of 4.125% Senior Note due 2029 (included in Exhibit 4.3).	8-K	001-38675	4.1	7/6/2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227191	10.1	9/24/2018
10.2+	Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.2	6/16/2023
10.3+	Form of Change in Control and Severance Agreement.	10-Q	001-38675	10.3	12/2/2022
10.4+	Amended and Restated Employment Agreement between the Company and Shay Banon, dated June 19, 2023.	10-Q	001-38675	10.1	9/1/2023
10.5+	Employment Letter between the Company and Janesh Moorjani, dated as of August 1, 2018.	S-1	333-227191	10.6	9/5/2018
10.6+	Amended and Restated Offer Letter between the Company and Ashutosh Kulkarni, dated as of January 11, 2022.	10-Q	001-38675	10.1	3/10/2022
10.7+	Offer Letter between the Company and Carolyn Herzog, dated as of March 23, 2022.	10-K	001-38675	10.12	6/21/2022
10.8+	Offer Letter between the Company and Ken Exner, dated as of July 19, 2022.	10-Q	001-38675	10.1	8/29/2022
10.9+	Endgame, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended, and related form agreements.	10-Q	001-38675	10.1	12/9/2021

10.10+	Build Security Ltd. 2020 Share Incentive Plan, as amended, and related form agreements.	S-8	333-261544	4.2	12/8/2021
10.11+	cmdWatch Security Inc. Stock Option Plan, as amended, and related form agreements.	S-8	333-261544	4.3	12/8/2021
10.12+	Elastic N.V. 2022 Employee Stock Purchase Plan.					X
10.13+	Form of Stock Option Agreement under the Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.14	6/16/2023
10.14+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.15	6/16/2023
10.15+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Option Plan.					X
10.16+	Form of Performance Unit Agreement under the Amended and Restated 2012 Stock Option Plan.	10-Q	001-38675	10.2	9/1/2023
10.17+	Form of Performance Unit Agreement under the Amended and Restated 2012 Stock Option Plan.					X
10.18+	Elasticsearch Inc. Executive Deferred Compensation Plan, effective January 1, 2024.	10-Q	001-38675	10.1	3/1/2024
10.19+	Offer Letter between the Company and Mark Dodds, dated as of December 1, 2023.					X
10.20+	Non-Executive Director Compensation Policy.					X
19.1	Elastic N.V. Insider Trading Policy.					X
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained in the signature page of this report).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Elastic N.V. Incentive-Based Compensation Recovery Policy.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	The cover page from Elastic N.V.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024 formatted in Inline XBRL (included as Exhibit 101).	X
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

Elastic N.V.

Date: June 14, 2024	By:	/s/ Ashutosh Kulkarni
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

Name	Title	Date

/s/ Ashutosh Kulkarni	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2024
Ashutosh Kulkarni

/s/ Janesh Moorjani	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	June 14, 2024
Janesh Moorjani

/s/ Shay Banon	Chief Technology Officer and Director	June 14, 2024
Shay Banon

/s/ Chetan Puttagunta	Chairman and Director	June 14, 2024
Chetan Puttagunta

/s/ Sohaib Abbasi	Director	June 14, 2024
Sohaib Abbasi

/s/ Paul Auvil	Director	June 14, 2024
Paul Auvil

/s/ Alison Gleeson	Director	June 14, 2024
Alison Gleeson

/s/ Shelley Leibowitz	Director	June 14, 2024
Shelley Leibowitz

/s/ Caryn Marooney	Director	June 14, 2024
Caryn Marooney

/s/ Steven Schuurman	Director	June 14, 2024
Steven Schuurman