Form 10-Q
period 2024-07-31
Elastic N.V.
filed 2024-08-30
CIK 1707753

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
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 21, 2024, the registrant had 102,745,499 ordinary shares, par value €0.01 per share, outstanding.

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

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our business strategy and our plan to build our business;
•the impact of macroeconomic conditions, including declining rates of economic growth, inflationary pressures, changing interest rates, and other conditions discussed in this report, on information technology spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations;
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe this information forms a reasonable basis for such statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and subject to the risks and other factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 filed with the SEC on June 14, 2024. Among other limitations, our forward-looking statements may not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may make. As a result, investors are cautioned not to place undue reliance on any forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or circumstances on the date as of which such statements are made. We undertake no obligation to update any forward-looking statements after the date as of which they are made or to conform such statements to actual results or revised expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of July 31, 2024	As of April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$594,871	$540,397
Restricted cash	3,436	2,692
Marketable securities	552,459	544,002
Accounts receivable, net of allowance for credit losses of $4,370 and $4,979 as of July 31, 2024 and April 30, 2024, respectively	196,474	323,011
Deferred contract acquisition costs	76,265	78,030
Prepaid expenses and other current assets	42,643	42,765
Total current assets	1,466,148	1,530,897
Property and equipment, net	4,953	5,453
Goodwill	319,417	319,380
Operating lease right-of-use assets	17,758	20,506
Intangible assets, net	17,341	20,620
Deferred contract acquisition costs, non-current	107,467	114,509
Deferred tax assets	210,809	225,544
Other assets	6,580	5,657
Total assets	$2,150,473	$2,242,566
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,337	$26,075
Accrued expenses and other liabilities	72,408	75,292
Accrued compensation and benefits	76,080	93,691
Operating lease liabilities	11,143	12,187
Deferred revenue	599,251	663,846
Total current liabilities	768,219	871,091
Deferred revenue, non-current	27,724	30,293
Long-term debt, net	568,887	568,612
Operating lease liabilities, non-current	10,714	12,898
Other liabilities, non-current	15,511	21,487
Total liabilities	1,391,055	1,504,381
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of July 31, 2024 and April 30, 2024	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 102,724,366 shares issued and outstanding as of July 31, 2024 and 101,705,935 shares issued and outstanding as of April 30, 2024	1,081	1,070
Treasury stock	(369)	(369)
Additional paid-in capital	1,819,006	1,750,729
Accumulated other comprehensive loss	(19,466)	(21,638)
Accumulated deficit	(1,040,834)	(991,607)
Total shareholders’ equity	759,418	738,185
Total liabilities and shareholders’ equity	$2,150,473	$2,242,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,
	2024	2023
Revenue
Subscription	$323,774	$270,247
Services	23,646	23,506
Total revenue	347,420	293,753
Cost of revenue
Subscription	68,347	57,266
Services	23,410	20,211
Total cost of revenue	91,757	77,477
Gross profit	255,663	216,276
Operating expenses
Research and development	89,332	80,690
Sales and marketing	157,357	133,169
General and administrative	42,673	37,939
Restructuring and other related charges	139	725
Total operating expenses	289,501	252,523
Operating loss	(33,838)	(36,247)
Other income, net
Interest expense	(6,526)	(6,306)
Other income, net	11,208	7,300
Loss before income taxes	(29,156)	(35,253)
Provision for income taxes	20,071	13,255
Net loss	$(49,227)	$(48,508)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.48)	$(0.50)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	102,284,435	97,942,049
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2024	2023
Net loss	$(49,227)	$(48,508)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of taxes	2,451	(1,411)
Foreign currency translation adjustments	(279)	1,775
Other comprehensive income	2,172	364
Total comprehensive loss	$(47,055)	$(48,144)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2024	101,705,935	$1,070	$(369)	$1,750,729	$(21,638)	$(991,607)	$738,185
Issuance of ordinary shares upon exercise of stock options	312,808	3	—	4,742	—	—	4,745
Issuance of ordinary shares upon release of restricted stock units	705,623	8	—	(8)	—	—	—
Stock-based compensation	—	—	—	63,543	—	—	63,543
Net loss	—	—	—	—	—	(49,227)	(49,227)
Other comprehensive income	—	—	—	—	2,172	—	2,172
Balances as of July 31, 2024	102,724,366	$1,081	$(369)	$1,819,006	$(19,466)	$(1,040,834)	$759,418

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2023	97,366,947	$1,024	$(369)	$1,471,584	$(20,015)	$(1,053,327)	$398,897
Issuance of ordinary shares upon exercise of stock options	263,828	3	—	3,840	—	—	3,843
Issuance of ordinary shares upon release of restricted stock units	746,952	8	—	(8)	—	—	—
Stock-based compensation	—	—	—	57,127	—	—	57,127
Net loss	—	—	—	—	—	(48,508)	(48,508)
Other comprehensive income	—	—	—	—	364	—	364
Balances as of July 31, 2023	98,377,727	$1,035	$(369)	$1,532,543	$(19,651)	$(1,101,835)	$411,723
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities
Net loss	$(49,227)	$(48,508)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,173	5,053
Amortization of premium and accretion of discount on marketable securities, net	(2,200)	(2,468)
Amortization of deferred contract acquisition costs	23,181	17,572
Amortization of debt issuance costs	275	263
Non-cash operating lease cost	2,838	2,652
Stock-based compensation expense	63,543	57,127
Deferred income taxes	14,723	392
Unrealized foreign currency transaction (gain) loss	(181)	1,200
Other	—	(34)
Changes in operating assets and liabilities:
Accounts receivable, net	127,203	75,871
Deferred contract acquisition costs	(13,900)	(21,145)
Prepaid expenses and other current assets	176	4,896
Other assets	(1,939)	680
Accounts payable	(16,400)	(19,233)
Accrued expenses and other liabilities	(9,028)	(411)
Accrued compensation and benefits	(17,789)	(3,885)
Operating lease liabilities	(3,374)	(3,100)
Deferred revenue	(69,320)	(29,110)
Net cash provided by operating activities	52,754	37,812
Cash flows from investing activities
Purchases of property and equipment	(747)	(632)
Purchases of marketable securities	(95,163)	(83,579)
Sales, maturities, and redemptions of marketable securities	92,390	29,116
Net cash used in investing activities	(3,520)	(55,095)
Cash flows from financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	4,745	3,843
Net cash provided by financing activities	4,745	3,843
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,239	42
Net increase (decrease) in cash, cash equivalents, and restricted cash	55,218	(13,398)
Cash, cash equivalents, and restricted cash, beginning of period	543,089	646,640
Cash, cash equivalents, and restricted cash, end of period	$598,307	$633,242
Supplemental disclosures of cash flow information
Cash paid for interest	$12,181	$11,972
Cash paid for income taxes, net	$4,910	$3,037
Cash paid for operating lease liabilities	$3,668	$3,310
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$43	$109
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2024 and interim condensed consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the three months ended July 31, 2024 and 2023 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of July 31, 2024; results of the Company’s operations for the three months ended July 31, 2024 and 2023; statements of shareholders’ equity for the three months ended July 31, 2024 and 2023; and statements of cash flows for the three months ended July 31, 2024 and 2023. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three month periods are also unaudited. The results for the three months ended July 31, 2024 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2025, or any other future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet data as of April 30, 2024 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024 filed with the SEC on June 14, 2024 (the “Company’s Annual Report on Form 10-K”).
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2025, for example, refer to the fiscal year ended April 30, 2025.
Use of Estimates and Judgments
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, standalone selling price (“SSP”) for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred contract acquisition costs, allowance for credit losses, valuation of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, discount rate used for operating leases, and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
The Company did not adopt any accounting pronouncements during the three months ended July 31, 2024.
New Accounting Pronouncements Not Yet Adopted
Income Taxes: In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures. The new guidance requires consistent categories and greater disaggregation of information in the tax rate reconciliation and information about income taxes paid disaggregated by jurisdiction. The guidance becomes effective for the Company for the fiscal year ending April 30, 2026. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.
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
3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended July 31,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$157,281	45%	$121,172	41%
Other subscription	166,493	48%	149,075	51%
Total subscription	323,774	93%	270,247	92%
Services	23,646	7%	23,506	8%
Total revenue	$347,420	100%	$293,753	100%
Concentration of Credit Risk
One customer, a channel partner, accounted for 15% and 13% of net accounts receivable as of July 31, 2024 and April 30, 2024, respectively. The same customer accounted for 12% and 10% of total revenue during the three months ended July 31, 2024 and 2023, respectively.
Deferred Revenue
The Company recognized revenue of $261.4 million and $210.3 million during the three months ended July 31, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2024 and April 30, 2024, unbilled accounts receivable was $2.7 million and $2.5 million, respectively.

Remaining Performance Obligations
As of July 31, 2024, the Company had $1.259 billion of remaining performance obligations. As of July 31, 2024, the Company expects to recognize approximately 90% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $23.2 million and $17.6 million for the three months ended July 31, 2024 and 2023, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the three months ended July 31, 2024 and 2023.
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
The following table summarizes assets that are measured at fair value on a recurring basis as of July 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$200,936	$—	$—	$200,936
U.S. treasury securities	17,717	—	—	17,717
Total included in cash equivalents	218,653	—	—	218,653

Marketable securities:
Certificates of deposit	—	45,265	—	45,265
Commercial paper	—	42,343	—	42,343
Municipal securities	—	30,353	—	30,353
U.S. treasury securities	109,649	—	—	109,649
International treasuries	—	14,790	—	14,790
Corporate debt securities	—	278,757	—	278,757
U.S. agency bonds	—	31,302	—	31,302
Total marketable securities	109,649	442,810	—	552,459

Mutual fund investments (1)	1,174	—	—	1,174
Total financial assets	$329,476	$442,810	$—	$772,286
(1) Mutual fund investments are held in an irrevocable rabbi trust for payment obligations to non-qualified deferred compensation plan participants. The investments are recorded as part of Other assets in the Company’s condensed consolidated balance sheets.

The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$180,248	$—	$—	$180,248
U.S. treasury securities	35,407	—	—	35,407
Corporate debt securities	—	699	—	699
Total included in cash equivalents	215,655	699	—	216,354

Marketable securities:
Certificates of deposit	—	42,972	—	42,972
Commercial paper	—	43,051	—	43,051
Municipal securities	—	27,806	—	27,806
U.S. treasury securities	112,471	—	—	112,471
International treasuries	—	12,642	—	12,642
Corporate debt securities	—	269,168	—	269,168
U.S. agency bonds	—	35,892	—	35,892
Total marketable securities	112,471	431,531	—	544,002

Mutual fund investments (1)	461	—	—	461
Total financial assets	$328,587	$432,230	$—	$760,817
(1) Mutual fund investments are held in an irrevocable rabbi trust for payment obligations to non-qualified deferred compensation plan participants. The investments are recorded as part of Other assets in the Company’s condensed consolidated balance sheets.
Interest income from the Company’s cash, cash equivalents and marketable securities was $11.4 million and $6.0 million for the three months ended July 31, 2024 and 2023, respectively, and is included in other income, net in the condensed consolidated statements of operations.
As of July 31, 2024 and April 30, 2024, gross unrealized gains and losses on the marketable securities were insignificant. The fluctuations in market interest rates impacted the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of July 31, 2024	As of April 30, 2024
Due within 1 year	$303,834	$298,876
Due between 1 year and 3 years	248,625	245,126
Total marketable securities	$552,459	$544,002
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of July 31, 2024 was approximately $532.1 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
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
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of July 31, 2024	As of April 30, 2024
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$13,125	$12,683
Computer hardware and software	3	3,670	3,464
Furniture and fixtures	3-5	7,420	7,395
Assets under construction		241	428
Total property and equipment		24,456	23,970
Less: accumulated depreciation		(19,503)	(18,517)
Property and equipment, net		$4,953	$5,453
Depreciation expense related to property and equipment was $0.9 million and $0.8 million for the three months ended July 31, 2024 and 2023, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of July 31, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$58,764	$17,366	2.7
Foreign currency translation adjustment			(25)
Total			$17,341
Intangible assets consisted of the following as of April 30, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$55,489	$20,641	2.7
Foreign currency translation adjustment			(21)
Total			$20,620

Amortization expense for the intangible assets for the three months ended July 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended July 31,
	2024	2023
Cost of revenue – subscription	$3,275	$2,976
Sales and marketing	—	1,232
Total amortization of acquired intangible assets	$3,275	$4,208
The expected future amortization expense related to the intangible assets as of July 31, 2024 was as follows (in thousands, by fiscal year):

Remainder of 2025	$5,936
2026	6,256
2027	3,244
2028	1,202
2029	703
Total	$17,341
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2024	$319,380
Foreign currency translation adjustment	37
Balance as of July 31, 2024	$319,417
There was no impairment of goodwill during the three months ended July 31, 2024 and 2023.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of July 31, 2024	As of April 30, 2024
Accrued expenses	$36,548	$34,779
Income taxes payable	13,276	10,596
Value added taxes payable	4,906	8,849
Accrued interest	988	6,918
Other	16,690	14,150
Total accrued expenses and other liabilities	$72,408	$75,292
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31, 2024	As of April 30, 2024
Accrued vacation	$36,305	$35,005
Accrued commissions	11,243	34,339
Accrued payroll and withholding taxes	10,225	9,830
Other	18,307	14,517
Total accrued compensation and benefits	$76,080	$93,691

Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Three Months Ended July 31,
	2024	2023
Beginning balance	$4,979	$3,409
Bad debt expense	786	628
Accounts written off	(1,395)	(704)
Ending balance	$4,370	$3,333
7. Senior Notes
In July 2021, the Company issued $575.0 million aggregate principal amount of Senior Notes in a private placement.
Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year. The Company received net proceeds from the offering of the Senior Notes of $565.7 million after deducting underwriting commissions of $7.2 million and incurred additional issuance costs of $2.1 million. Total debt issuance costs of $9.3 million are being amortized to interest expense using the effective interest method over the term of the Senior Notes. The Senior Notes were redeemable, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any. The Company may at its election redeem all or a part of the Senior Notes on or after July 15, 2024, on any one or more occasions, at the redemption prices set forth in the indenture governing the Senior Notes (the “Indenture”), plus, in each case, accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. In addition, up to 40% of the aggregate principal amount of the Senior Notes outstanding under the Indenture was redeemable on any one or more occasions at any time prior to July 15, 2024 with the net cash proceeds of one or more equity offerings at a redemption price equal to 104.125% of the principal amount of the Senior Notes then outstanding, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. The Company may also at its election redeem the Senior Notes in whole, but not in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, if certain changes in tax law occur as set forth in the Indenture.
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
The net carrying amount of the Senior Notes was as follows (in thousands):

	As of July 31, 2024	As of April 30, 2024
Principal	$575,000	$575,000
Unamortized debt issuance costs	(6,113)	(6,388)
Net carrying amount	$568,887	$568,612
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended July 31,
	2024	2023
Contractual interest expense	$5,930	$5,930
Amortization of debt issuance costs	275	263
Total interest expense related to the Senior Notes	$6,205	$6,193

8. Commitments and Contingencies
Cloud Hosting Commitments
During the three months ended July 31, 2024, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K.
Letters of Credit
The Company had a total of $2.9 million in letters of credit outstanding in favor of certain landlords for office space as of July 31, 2024.
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
Indemnification
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, landlords, contractors and parties performing its research and development. Pursuant to these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company to date has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material. The Company maintains commercial general liability insurance and product liability insurance to offset certain of the Company’s potential liabilities under these indemnification provisions.
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
Lease Costs
Components of lease costs included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,
	2024	2023
Operating lease cost	$3,137	$2,855
Short-term lease cost	540	474
Variable lease cost	402	237
Total lease cost	$4,079	$3,566
Lease term and discount rate information are summarized as follows:

As of July 31, 2024
Weighted average remaining lease term (in years)	2.5
Weighted average discount rate	5.1%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of July 31, 2024 were as follows (in thousands, by fiscal year):

Remainder of 2025	$9,548
2026	7,586
2027	2,711
2028	2,369
2029	1,042
Thereafter	69
Total minimum lease payments	23,325
Less imputed interest	(1,468)
Present value of future minimum lease payments	21,857
Less current lease liabilities	(11,143)
Operating lease liabilities, non-current	$10,714
Future minimum lease payments as of July 31, 2024 include future cash payments on leases with corresponding right-of-use assets which were written down for impairment due to facilities-related cost optimization actions during fiscal 2023.
During the three months ended July 31, 2024, the Company executed an operating lease agreement for an office space with an expected commencement date in the third quarter of fiscal 2025. The lease term is approximately 11 years with undiscounted future minimum lease payments of approximately $12.4 million.
10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through July 31, 2024.
The board of directors has been authorized by the general meeting of shareholders, on the Company’s behalf, to issue the Company’s ordinary shares and grant rights to acquire the Company’s ordinary shares in an amount up to 20% of the issued share capital of the Company as of August 21, 2023. This authorization is valid for a period of 18 months from October 5, 2023.
Ordinary Shares Reserved for Issuance
The Company has reserved ordinary shares for issuance as follows:

	As of July 31, 2024	As of April 30, 2024
Stock options issued and outstanding	2,322,860	2,640,423
RSUs issued and outstanding	6,775,874	7,076,836
Available for future grants	24,938,123	20,252,732
Available for 2022 ESPP	5,654,835	5,654,835
Total ordinary shares reserved	39,691,692	35,624,826
Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of July 31, 2024, there were no preference shares issued or outstanding.
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
No ordinary shares were purchased under the 2022 ESPP during the three months ended July 31, 2024 and 2023. Stock-based compensation expense recognized related to the 2022 ESPP was $2.2 million and $1.8 million for the three months ended July 31, 2024 and 2023, respectively.
2012 Stock Option Plan
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 and further amended in December 2021 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and any other duly authorized committee may grant stock options and other equity-based awards, such as restricted stock units (“RSUs”) (which include some performance share units) to eligible employees, directors, and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business.
The Company’s board of directors, compensation committee, or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award, as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options and RSUs that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.
The equity awards available for grant were as follows:

Three Months Ended July 31, 2024
Available at beginning of fiscal year	20,252,732
Shares authorized	5,085,297
Options canceled	4,755
RSUs granted	(661,565)
RSUs canceled	256,904
Available at end of period	24,938,123
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2024	2,640,423	$38.23	4.67	$178,081
Stock options exercised	(312,808)	$15.17
Stock options canceled	(4,755)	$13.22
Balance as of July 31, 2024	2,322,860	$41.39	4.52	$165,932
Exercisable as of July 31, 2024	2,118,697	$36.54	4.27	$160,969

Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. No stock options were granted during the three months ended July 31, 2024 and 2023.
As of July 31, 2024, the Company had unrecognized stock-based compensation expense of $10.3 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.45 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2024	7,076,836	$85.38
RSUs granted	661,565	$111.95
RSUs released	(705,623)	$89.04
RSUs canceled	(256,904)	$85.79
Outstanding and unvested at July 31, 2024	6,775,874	$87.57
As of July 31, 2024, the Company had unrecognized stock-based compensation expense of $551.9 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.67 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,
	2024	2023
Cost of revenue
Subscription	$2,297	$2,183
Services	3,467	2,796
Research and development	24,021	22,436
Sales and marketing	21,079	18,839
General and administrative	12,679	10,873
Total stock-based compensation expense	$63,543	$57,127
12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended July 31,
	2024	2023
Numerator:
Net loss	$(49,227)	$(48,508)
Denominator:
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	102,284,435	97,942,049
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.48)	$(0.50)

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended July 31,
	2024	2023
Stock options	2,322,860	3,723,556
RSUs	6,775,874	6,976,012
2022 ESPP	113,055	196,399
Total	9,211,789	10,895,967
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $20.1 million and $13.3 million for the three months ended July 31, 2024 and 2023, respectively. The Company’s effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income that is earned in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges. For the three months ended July 31, 2024, the provision for income taxes includes a one-time charge of $2.2 million associated with acquisition-related integration. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law.
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
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules concerning the implementation of the Pillar Two global minimum tax. A number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on the Company’s condensed consolidated financial statements for the three months ended July 31, 2024. Although the Company is monitoring developments and evaluating the potential impact on future periods, the Company does not expect Pillar Two to have a significant impact on its consolidated financial statements for the fiscal year ending April 30, 2025. The Company continues to monitor the impact of proposed and enacted global tax legislation.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan of up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $5.2 million and $4.8 million of expense for the three months ended July 31, 2024 and 2023, respectively, related to the 401(k) Plan.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $3.9 million and $3.1 million of expense for the three months ended July 31, 2024 and 2023, respectively.

15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Three Months Ended July 31,
	2024	2023
United States	$198,289	$170,239
Rest of world	149,131	123,514
Total revenue	$347,420	$293,753
Other than the United States, no individual country accounted for 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of July 31, 2024	As of April 30, 2024
United States	$8,924	$10,571
The Netherlands	3,488	3,716
United Kingdom	3,084	3,470
Rest of world	7,215	8,202
Total long-lived assets	$22,711	$25,959
16. Restructuring and Other Related Charges
The Company recognized restructuring expenses, primarily related to employee-related severance and termination benefits, of $0.1 million and $0.7 million during the three months ended July 31, 2024 and 2023, respectively. As of July 31, 2024 and April 30, 2024, unpaid restructuring liability included within accrued compensation and benefits was $0.8 million and $3.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 filed with the SEC on June 14, 2024.
Our fiscal year end is April 30, and our fiscal quarters end on July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2024 is referred to as fiscal 2024, and our fiscal year ending April 30, 2025 is referred to as fiscal 2025.
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
Our platform is built on the Elastic Stack, a powerful set of software products that ingest data from any source, in any format, and perform search, analysis, and visualization of that data. At the core of the Elastic Stack is Elasticsearch - a highly scalable document store and search engine, and the unified data store for all of our solutions and use cases. Our platform also includes the Elasticsearch Relevance EngineTM (“ESRE”), which combines advanced AI with Elastic’s text search to give developers a full suite of sophisticated retrieval algorithms and the ability to integrate with large language models. The Elastic Stack can be used by developers and IT decision makers to power a variety of use cases. It is a distributed, real-time vector search and analytics engine and data store for all types of data, including textual, numerical, geospatial, structured, and unstructured.
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
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 93% and 92% of total revenue for the three months ended July 31, 2024 and 2023, respectively. We also generate revenue from consulting and training services.

We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of July 31, 2024, we had approximately 21,200 customers compared to approximately 20,500 customers as of July 31, 2023. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending on our products but can significantly increase their spending over time. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,370 and over 1,190 as of July 31, 2024 and 2023, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both seeking to obtain new customers and on pursuing additional sales to existing customers. In addition to our direct sales efforts, we also maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing the Elastic Stack and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,299 employees as of July 31, 2024.
Current Economic Conditions
Macroeconomic events, including continued inflation, slower economic growth, and political unrest, continue to evolve and negatively impact worldwide economic activity. Governmental and corporate responses to these factors, including changing interest rates, unpredictable and decreased spending, and layoffs, have added to the highly volatile macroeconomic landscape. We have experienced and, if economic conditions do not reflect a sustained recovery, we may continue to experience longer and more unpredictable sales cycles, increased scrutiny of deals, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. For a discussion of these risks, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 filed with the SEC on June 14, 2024.
Key Factors Affecting our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the three months ended July 31, 2024 and 2023, Elastic Cloud contributed 45% and 41% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.

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
We recently announced that we will be adding the Affero General Public License (“AGPL”) as an option to license the free part of our Elasticsearch and Kibana source code that is available under the Elastic License 2.0 and Server Side Public License Version 1.0 (“SSPL”) today. AGPL is an Open Source Initiative approved open-source license. We anticipate that this will drive further engagement and adoption of our software in areas such as vector search within our large community, further increasing our popularity for driving AI and machine learning use cases from large amounts of data. Subject to compliance with the conditions of AGPL, anyone may also redistribute our software in modified or unmodified form or use it to provide a competitive product or service offering.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the same amount, the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 112% as of July 31, 2024.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal and state, and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, including Base Erosion and Anti-abuse Tax (the “BEAT”) legislation in the U.S., non-deductible stock-based compensation, and one-time tax benefits or charges.
Results of Operations
The following table sets forth our results of operations for the periods presented.

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Revenue
Subscription	$323,774	$270,247
Services	23,646	23,506
Total revenue	347,420	293,753
Cost of revenue (1)(2)
Subscription	68,347	57,266
Services	23,410	20,211
Total cost of revenue	91,757	77,477
Gross profit	255,663	216,276
Operating expenses (1)(2)(3)
Research and development	89,332	80,690
Sales and marketing	157,357	133,169
General and administrative	42,673	37,939
Restructuring and other related charges	139	725
Total operating expenses	289,501	252,523
Operating loss (1)(2)(3)	(33,838)	(36,247)
Other income, net
Interest expense	(6,526)	(6,306)
Other income, net	11,208	7,300
Loss before income taxes	(29,156)	(35,253)
Provision for income taxes	20,071	13,255
Net loss	$(49,227)	$(48,508)

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Cost of revenue
Subscription	$2,520	$2,381
Services	3,789	3,013
Research and development	25,722	23,405
Sales and marketing	22,449	19,669
General and administrative	13,087	11,146
Total stock-based compensation expense and related employer taxes	$67,567	$59,614
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Cost of revenue
Subscription	$3,275	$2,976
Sales and marketing	—	1,232
Total amortization of acquired intangibles	$3,275	$4,208
(3) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Research and development	$48	$780
Total acquisition-related expenses	$48	$780

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended July 31,
	2024	2023
Revenue
Subscription	93%	92%
Services	7%	8%
Total revenue	100%	100%
Cost of revenue (1)(2)
Subscription	19%	19%
Services	7%	7%
Total cost of revenue	26%	26%
Gross profit	74%	74%
Operating expenses (1)(2)(3)
Research and development	26%	28%
Sales and marketing	46%	45%
General and administrative	12%	13%
Restructuring and other related charges	—%	—%
Total operating expenses	84%	86%
Operating loss (1)(2)(3)	(10)%	(12)%
Other income, net
Interest expense	(2)%	(2)%
Other income, net	3%	2%
Loss before income taxes	(9)%	(12)%
Provision for income taxes	5%	5%
Net loss	(14)%	(17)%
(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended July 31,
	2024	2023
Cost of revenue
Subscription	1%	1%
Services	1%	1%
Research and development	7%	8%
Sales and marketing	6%	6%
General and administrative	4%	4%
Total stock-based compensation expense and related employer taxes	19%	20%
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2024	2023
Cost of revenue
Subscription	1%	1%
Sales and marketing	—%	—%
Total amortization of acquired intangibles	1%	1%

(3) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2024	2023
Research and development	—%	—%
Total acquisition-related expenses	—%	—%
Comparison of Three Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Revenue
Subscription	$323,774	$270,247	$53,527	20%
Services	23,646	23,506	140	1%
Total revenue	$347,420	$293,753	$53,667	18%
Subscription revenue increased by $53.5 million, or 20%, for the three months ended July 31, 2024 compared to the same period of the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 30% over the prior year and increased to 45% of total revenue for the three months ended July 31, 2024 from 41% for the three months ended July 31, 2023.
Services revenue remained relatively flat for the three months ended July 31, 2024 compared to the same period of the prior year.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue
Subscription	$68,347	$57,266	$11,081	19%
Services	23,410	20,211	3,199	16%
Total cost of revenue	$91,757	$77,477	$14,280	18%
Gross profit	$255,663	$216,276	$39,387	18%

Gross margin:
Subscription	79%	79%
Services	1%	14%
Total gross margin	74%	74%
Cost of subscription revenue increased by $11.1 million, or 19%, for the three months ended July 31, 2024 compared to the same period of the prior year. This increase was primarily due to an increase of $10.6 million in cloud infrastructure costs. Subscription gross margin was flat at 79% for the three months ended July 31, 2024 compared to the prior year.
Cost of services revenue increased by $3.2 million, or 16%, for the three months ended July 31, 2024 compared to the same period of the prior year. This increase was primarily due to increases of $2.5 million in personnel and related costs and $0.7 million in subcontractor costs. The increase in personnel and related costs included increases of $1.3 million in salaries and related taxes and $0.7 million in stock-based compensation. The increased costs combined with services revenue remaining relatively flat led to gross margin for services revenue decreasing to 1% for the three months ended July 31, 2024 compared to 14% for the same period of the prior year. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.

Operating Expenses
Research and development

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Research and development	$89,332	$80,690	$8,642	11%
Research and development expense increased by $8.6 million, or 11%, for the three months ended July 31, 2024 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. This increase was primarily due to increases of $7.0 million in personnel and related costs, $1.2 million in cloud infrastructure costs related to our research and development activities, and $0.3 million in software and equipment expense. The increase in personnel and related costs included increases of $5.2 million in salaries and related taxes, $1.6 million in stock-based compensation, and $0.8 million in employee benefits expense, offset in part by a decrease in acquisition-related compensation of $0.8 million.
Sales and marketing

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing	$157,357	$133,169	$24,188	18%
Sales and marketing expense increased by $24.2 million, or 18%, for the three months ended July 31, 2024 compared to the same period of the prior year. This increase was primarily due to increases of $19.0 million in personnel and related costs, $3.8 million in marketing expenses, and $1.2 million in travel costs. The increase in personnel and related costs included increases of $7.4 million in salaries and related taxes, $6.5 million in commissions expense, $2.3 million in employee benefits expense, and $2.2 million in stock-based compensation.
General and administrative

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
General and administrative	$42,673	$37,939	$4,734	12%
General and administrative expense increased by $4.7 million, or 12%, for the three months ended July 31, 2024 compared to the same period of the prior year. This increase was primarily due to increases of $3.8 million in personnel and related costs, $0.3 million in other miscellaneous non-income based taxes, and $0.3 million in software and equipment expense. The increase in personnel and related costs included increases of $1.8 million in stock-based compensation and $1.5 million in salaries and related taxes.
Restructuring and other related charges

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Restructuring and other related charges	$139	$725	$(586)	(81)%
Restructuring and other related charges decreased by $0.6 million for the three months ended July 31, 2024 compared to the same period of the prior year due to lower employee-related severance and termination benefit charges.

Other Income, Net
Interest expense

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(6,526)	$(6,306)	$(220)	3%
Interest expense primarily related to interest on our Senior Notes and remained relatively flat for the three months ended July 31, 2024 compared to the same period of the prior year.
Other income, net

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Other income, net	$11,208	$7,300	$3,908	54%
Other income, net increased by $3.9 million to $11.2 million for the three months ended July 31, 2024 from $7.3 million for the same period of the prior year. The increase was primarily due to an increase of $2.9 million in investment income from marketable securities as well as a decrease in net foreign currency transaction and other losses by $1.0 million.
Provision for Income Taxes

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(in thousands)
Provision for income taxes	$20,071	$13,255	$6,816	51%
The provision for income taxes increased by $6.8 million, or 51%, for the three months ended July 31, 2024 compared to the same period of the prior year. Our effective tax rate was (69)% and (38)% of our net loss before income taxes for the three months ended July 31, 2024 and 2023, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges.
The increase in tax expense during the three months ended July 31, 2024 was driven primarily by growth in business operations in jurisdictions where we generate taxable income and do not have limitations to tax credits or net operating losses to offset that income. During the three months ended July 31, 2024, the Company also recorded a one-time charge of $2.2 million associated with acquisition-related integration.
Liquidity and Capital Resources
As of July 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.147 billion. Our cash, cash equivalents and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.041 billion as of July 31, 2024. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations in the future due to the investments we intend to make. As a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.

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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$52,754	$37,812
Net cash used in investing activities	$(3,520)	$(55,095)
Net cash provided by financing activities	$4,745	$3,843
Net Cash Provided by Operating Activities
Net cash provided by operating activities during the three months ended July 31, 2024 was $52.8 million, which resulted from adjustments for non-cash charges of $106.4 million, partially offset by net loss of $49.2 million and a net cash outflow of $4.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $63.5 million for stock-based compensation expense, $23.2 million for amortization of deferred contract acquisition costs, $14.7 million in deferred income taxes, $4.2 million of depreciation and intangible asset amortization expense, and $2.8 million in non-cash operating lease costs, the effects of which were partially offset by $2.2 million from amortization of premium and accretion of discount on marketable securities, net. The net cash outflow from changes in operating assets and liabilities resulted from a $69.3 million decrease in deferred revenue, a $43.2 million decrease in accounts payable, accrued expenses, and accrued compensation and benefits, a $13.9 million increase in deferred contract acquisition costs, a $3.4 million decrease in operating lease liabilities, and a $1.8 million increase in prepaid expenses and other assets. These outflows were partially offset by inflows from a $127.2 million decrease in accounts receivable, net.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $3.5 million during the three months ended July 31, 2024 was primarily due to the purchase of marketable securities of $95.2 million and capital expenditures of $0.7 million, offset by cash provided by sales, maturities, and redemptions of marketable securities of $92.4 million.
Net cash used in investing activities of $55.1 million during the three months ended July 31, 2023 was primarily due to the purchase of marketable securities of $83.6 million and capital expenditures of $0.6 million, offset by cash provided by maturities of marketable securities of $29.1 million.

Net Cash Provided by Financing Activities
Net cash provided by financing activities of $4.7 million during the three months ended July 31, 2024 was due to the proceeds from stock option exercises.
Net cash provided by financing activities of $3.8 million during the three months ended July 31, 2023 was also due to the proceeds from stock option exercises.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. There have been no material changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.
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
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.151 billion as of July 31, 2024. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized foreign currency transaction losses of $0.2 million and $0.7 million for the three months ended July 31, 2024 and 2023, respectively.
As of July 31, 2024, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $8.5 million on our cash, cash equivalents, restricted cash, and marketable securities balances.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended July 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 filed with the SEC on June 14, 2024. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

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
______________________

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that we specifically incorporate them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date: August 30, 2024	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 30, 2024	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)