Form 10-Q
period 2024-10-31
Elastic N.V.
filed 2024-11-25
CIK 1707753

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
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 18, 2024, the registrant had 103,631,586 ordinary shares, par value €0.01 per share, outstanding.

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
•impacts of the 2024 U.S. elections;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of October 31, 2024	As of April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$658,508	$540,397
Restricted cash	3,320	2,692
Marketable securities	539,062	544,002
Accounts receivable, net of allowance for credit losses of $4,992 and $4,979 as of October 31, 2024 and April 30, 2024, respectively	256,068	323,011
Deferred contract acquisition costs	77,129	78,030
Prepaid expenses and other current assets	41,667	42,765
Total current assets	1,575,754	1,530,897
Property and equipment, net	5,005	5,453
Goodwill	319,417	319,380
Operating lease right-of-use assets	16,433	20,506
Intangible assets, net	14,506	20,620
Deferred contract acquisition costs, non-current	106,120	114,509
Deferred tax assets	187,204	225,544
Other assets	7,061	5,657
Total assets	$2,231,500	$2,242,566
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,557	$26,075
Accrued expenses and other liabilities	75,979	75,292
Accrued compensation and benefits	72,511	93,691
Operating lease liabilities	10,525	12,187
Deferred revenue	608,157	663,846
Total current liabilities	790,729	871,091
Deferred revenue, non-current	37,548	30,293
Long-term debt, net	569,165	568,612
Operating lease liabilities, non-current	9,621	12,898
Other liabilities, non-current	12,919	21,487
Total liabilities	1,419,982	1,504,381
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2024 and April 30, 2024	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 103,631,086 shares issued and outstanding as of October 31, 2024 and 101,705,935 shares issued and outstanding as of April 30, 2024	1,091	1,070
Treasury stock	(369)	(369)
Additional paid-in capital	1,895,307	1,750,729
Accumulated other comprehensive loss	(18,227)	(21,638)
Accumulated deficit	(1,066,284)	(991,607)
Total shareholders’ equity	811,518	738,185
Total liabilities and shareholders’ equity	$2,231,500	$2,242,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Revenue
Subscription	$340,807	$287,743	$664,581	$557,990
Services	24,554	22,869	48,200	46,375
Total revenue	365,361	310,612	712,781	604,365
Cost of revenue
Subscription	69,941	59,996	138,288	117,262
Services	23,238	20,093	46,648	40,304
Total cost of revenue	93,179	80,089	184,936	157,566
Gross profit	272,182	230,523	527,845	446,799
Operating expenses
Research and development	88,163	80,108	177,495	160,798
Sales and marketing	144,274	133,230	301,631	266,399
General and administrative	44,085	38,695	86,758	76,634
Restructuring and other related charges	86	29	225	754
Total operating expenses	276,608	252,062	566,109	504,585
Operating loss	(4,426)	(21,539)	(38,264)	(57,786)
Other income, net
Interest expense	(6,462)	(6,349)	(12,988)	(12,655)
Other income, net	9,106	8,239	20,314	15,539
Loss before income taxes	(1,782)	(19,649)	(30,938)	(54,902)
Provision for income taxes	23,668	5,147	43,739	18,402
Net loss	$(25,450)	$(24,796)	$(74,677)	$(73,304)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.25)	$(0.25)	$(0.73)	$(0.74)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	103,238,740	99,073,401	102,761,588	98,507,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(25,450)	$(24,796)	$(74,677)	$(73,304)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	638	(196)	3,089	(1,607)
Foreign currency translation adjustments	601	(3,961)	322	(2,186)
Other comprehensive income (loss)	1,239	(4,157)	3,411	(3,793)
Total comprehensive loss	$(24,211)	$(28,953)	$(71,266)	$(77,097)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of July 31, 2024	102,724,366	$1,081	$(369)	$1,819,006	$(19,466)	$(1,040,834)	$759,418
Issuance of ordinary shares upon exercise of stock options	110,768	2	—	1,780	—	—	1,782
Issuance of ordinary shares upon release of restricted stock units	629,190	6	—	(6)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	166,762	2	—	10,462	—	—	10,464
Stock-based compensation	—	—	—	64,065	—	—	64,065
Net loss	—	—	—	—	—	(25,450)	(25,450)
Other comprehensive income	—	—	—	—	1,239	—	1,239
Balances as of October 31, 2024	103,631,086	$1,091	$(369)	$1,895,307	$(18,227)	$(1,066,284)	$811,518

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of July 31, 2023	98,377,727	$1,035	$(369)	$1,532,543	$(19,651)	$(1,101,835)	$411,723
Issuance of ordinary shares upon exercise of stock options	451,558	4	—	6,796	—	—	6,800
Issuance of ordinary shares upon release of restricted stock units	575,872	7	—	(7)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	194,105	2	—	9,109	—	—	9,111
Stock-based compensation	—	—	—	56,455	—	—	56,455
Net loss	—	—	—	—	—	(24,796)	(24,796)
Other comprehensive loss	—	—	—	—	(4,157)	—	(4,157)
Balances as of October 31, 2023	99,599,262	$1,048	$(369)	$1,604,896	$(23,808)	$(1,126,631)	$455,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2024	101,705,935	$1,070	$(369)	$1,750,729	$(21,638)	$(991,607)	$738,185
Issuance of ordinary shares upon exercise of stock options	423,576	5	—	6,522	—	—	6,527
Issuance of ordinary shares upon release of restricted stock units	1,334,813	14	—	(14)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	166,762	2	—	10,462	—	—	10,464
Stock-based compensation	—	—	—	127,608	—	—	127,608
Net loss	—	—	—	—	—	(74,677)	(74,677)
Other comprehensive income	—	—	—	—	3,411	—	3,411
Balances as of October 31, 2024	103,631,086	$1,091	$(369)	$1,895,307	$(18,227)	$(1,066,284)	$811,518

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2023	97,366,947	$1,024	$(369)	$1,471,584	$(20,015)	$(1,053,327)	$398,897
Issuance of ordinary shares upon exercise of stock options	715,386	7	—	10,636	—	—	10,643
Issuance of ordinary shares upon release of restricted stock units	1,322,824	15	—	(15)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	194,105	2	—	9,109	—	—	9,111
Stock-based compensation	—	—	—	113,582	—	—	113,582
Net loss	—	—	—	—	—	(73,304)	(73,304)
Other comprehensive loss	—	—	—	—	(3,793)	—	(3,793)
Balances as of October 31, 2023	99,599,262	$1,048	$(369)	$1,604,896	$(23,808)	$(1,126,631)	$455,136
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended October 31,
	2024	2023
Cash flows from operating activities
Net loss	$(74,677)	$(73,304)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	7,738	9,781
Amortization of premium and accretion of discount on marketable securities, net	(4,126)	(3,646)
Amortization of deferred contract acquisition costs	47,175	35,952
Amortization of debt issuance costs	553	529
Non-cash operating lease cost	5,455	5,270
Stock-based compensation expense	127,608	113,582
Deferred income taxes	38,376	427
Unrealized foreign currency transaction loss	2,216	422
Other	(14)	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	68,081	26,972
Deferred contract acquisition costs	(37,178)	(43,421)
Prepaid expenses and other current assets	1,174	2,143
Other assets	(1,452)	1,556
Accounts payable	(2,335)	118
Accrued expenses and other liabilities	(8,136)	(1,393)
Accrued compensation and benefits	(21,480)	(10,773)
Operating lease liabilities	(6,407)	(6,194)
Deferred revenue	(51,440)	(22,578)
Net cash provided by operating activities	91,131	35,425
Cash flows from investing activities
Purchases of property and equipment	(1,462)	(1,528)
Purchases of marketable securities	(166,253)	(178,301)
Sales, maturities, and redemptions of marketable securities	178,482	75,292
Net cash provided by (used in) investing activities	10,767	(104,537)
Cash flows from financing activities
Proceeds from issuance of ordinary shares under employee stock purchase plan	10,464	9,111
Proceeds from issuance of ordinary shares upon exercise of stock options	6,527	10,643
Net cash provided by financing activities	16,991	19,754
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(150)	(4,790)
Net increase (decrease) in cash, cash equivalents, and restricted cash	118,739	(54,148)
Cash, cash equivalents, and restricted cash, beginning of period	543,089	646,640
Cash, cash equivalents, and restricted cash, end of period	$661,828	$592,492
Supplemental disclosures of cash flow information
Cash paid for interest	$12,436	$12,127
Cash paid for income taxes, net	$12,587	$14,990
Cash paid for operating lease liabilities	$7,052	$6,790
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$88	$79
Operating lease right-of-use assets for new lease obligations	$1,348	$3,584
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of October 31, 2024, interim condensed consolidated statements of operations, comprehensive loss, and shareholders’ equity for the three and six months ended October 31, 2024 and 2023, and interim condensed consolidated statements of cash flows for the six months ended October 31, 2024 and 2023 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of October 31, 2024; results of the Company’s operations for the three and six months ended October 31, 2024 and 2023; statements of shareholders’ equity for the three and six months ended October 31, 2024 and 2023; and statements of cash flows for the six months ended October 31, 2024 and 2023. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and six month periods are also unaudited. The results for the three and six months ended October 31, 2024 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2025, or any other future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet data as of April 30, 2024 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024 filed with the SEC on June 14, 2024 (the “Company’s Annual Report on Form 10-K”).
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2025, for example, refer to the fiscal year ending April 30, 2025.
Use of Estimates and Judgments
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred contract acquisition costs, allowance for credit losses, valuation of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, discount rate used for operating leases, and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
The Company did not adopt any accounting pronouncements during the six months ended October 31, 2024.
New Accounting Pronouncements Not Yet Adopted
Segment Reporting: In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The guidance becomes effective for the Company for fiscal years beginning after April 30, 2024 and interim periods within fiscal years beginning after April 30, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.
Income Taxes: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures. The new guidance requires consistent categories and greater disaggregation of information in the tax rate reconciliation and information about income taxes paid disaggregated by jurisdiction. The guidance becomes effective for the Company for fiscal years beginning after April 30, 2025. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.
Comprehensive Income: In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring more detailed disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. The guidance becomes effective for the Company for fiscal years beginning after April 30, 2027 and interim periods within fiscal years beginning after April 30, 2028. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.
3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2024		2023		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$168,835	46%	$134,989	43%	$326,116	46%	$256,161	42%
Other subscription	171,972	47%	152,754	50%	338,465	47%	301,829	50%
Total subscription	340,807	93%	287,743	93%	664,581	93%	557,990	92%
Services	24,554	7%	22,869	7%	48,200	7%	46,375	8%
Total revenue	$365,361	100%	$310,612	100%	$712,781	100%	$604,365	100%

Concentration of Credit Risk
One customer, a channel partner, accounted for 16% and 13% of net accounts receivable as of October 31, 2024 and April 30, 2024, respectively. The same customer accounted for 12% of total revenue during the three and six months ended October 31, 2024 and 10% of total revenue during the three and six months ended October 31, 2023.
Deferred Revenue
The Company recognized revenue of $459.7 million and $371.2 million during the six months ended October 31, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of October 31, 2024 and April 30, 2024, unbilled accounts receivable was $3.3 million and $2.5 million, respectively.
Remaining Performance Obligations
As of October 31, 2024, the Company had $1.266 billion of remaining performance obligations. As of October 31, 2024, the Company expects to recognize approximately 91% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $24.0 million and $47.2 million for the three and six months ended October 31, 2024, respectively, and $18.4 million and $36.0 million for the three and six months ended October 31, 2023, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the three and six months ended October 31, 2024 and 2023.
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

The following table summarizes assets that are measured at fair value on a recurring basis as of October 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$204,327	$—	$—	$204,327
U.S. treasury securities	29,891	—	—	29,891
Certificates of deposit	—	4,475	—	4,475
Commercial paper	—	1,991	—	1,991
Total included in cash equivalents	234,218	6,466	—	240,684

Marketable securities:
Certificates of deposit	—	35,595	—	35,595
Commercial paper	—	30,049	—	30,049
Municipal securities	—	25,394	—	25,394
U.S. treasury securities	107,730	—	—	107,730
International treasuries	—	21,912	—	21,912
Corporate debt securities	—	287,154	—	287,154
U.S. agency bonds	—	31,228	—	31,228
Total marketable securities	107,730	431,332	—	539,062

Mutual fund investments (1)	1,609	—	—	1,609
Total financial assets	$343,557	$437,798	$—	$781,355
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
Interest income from the Company’s cash, cash equivalents, and marketable securities was $10.9 million and $22.2 million for the three and six months ended October 31, 2024, respectively, and $7.1 million and $13.2 million for the three and six months ended October 31, 2023, respectively, and is included in Other income, net in the condensed consolidated statements of operations.
As of October 31, 2024 and April 30, 2024, gross unrealized gains and losses on the marketable securities were insignificant. The fluctuations in market interest rates impacted the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of October 31, 2024	As of April 30, 2024
Due within 1 year	$316,778	$298,876
Due between 1 year and 3 years	222,284	245,126
Total marketable securities	$539,062	$544,002
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of October 31, 2024 was approximately $531.5 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

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
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of October 31, 2024	As of April 30, 2024
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$13,041	$12,683
Computer hardware and software	3	3,889	3,464
Furniture and fixtures	3-5	7,363	7,395
Assets under construction		572	428
Total property and equipment		24,865	23,970
Less: accumulated depreciation		(19,860)	(18,517)
Property and equipment, net		$5,005	$5,453
Depreciation expense related to property and equipment was $0.7 million and $1.6 million for the three and six months ended October 31, 2024, respectively, and $0.8 million and $1.7 million for the three and six months ended October 31, 2023, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of October 31, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$61,599	$14,531	2.6
Foreign currency translation adjustment			(25)
Total			$14,506

Intangible assets consisted of the following as of April 30, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$55,489	$20,641	2.7
Foreign currency translation adjustment			(21)
Total			$20,620
Amortization expense for the intangible assets for the three and six months ended October 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue – subscription	$2,835	$2,977	$6,110	$5,953
Sales and marketing	—	911	—	2,143
Total amortization of acquired intangible assets	$2,835	$3,888	$6,110	$8,096
The expected future amortization expense related to the intangible assets as of October 31, 2024 was as follows (in thousands, by fiscal year):

Remainder of 2025	$3,101
2026	6,256
2027	3,244
2028	1,202
2029	703
Total	$14,506
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2024	$319,380
Foreign currency translation adjustment	37
Balance as of October 31, 2024	$319,417
There was no impairment of goodwill during the six months ended October 31, 2024 and 2023.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of October 31, 2024	As of April 30, 2024
Accrued expenses	$39,815	$34,779
Income taxes payable	8,365	10,596
Value added taxes payable	5,816	8,849
Accrued interest	6,918	6,918
Other	15,065	14,150
Total accrued expenses and other liabilities	$75,979	$75,292

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31, 2024	As of April 30, 2024
Accrued vacation	$36,478	$35,005
Accrued commissions	13,146	34,339
Accrued payroll and withholding taxes	8,026	9,830
Other	14,861	14,517
Total accrued compensation and benefits	$72,511	$93,691
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Six Months Ended October 31,
	2024	2023
Beginning balance	$4,979	$3,409
Bad debt expense	1,991	1,660
Accounts written off	(1,978)	(1,500)
Ending balance	$4,992	$3,569
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
The net carrying amount of the Senior Notes was as follows (in thousands):

	As of October 31, 2024	As of April 30, 2024
Principal	$575,000	$575,000
Unamortized debt issuance costs	(5,835)	(6,388)
Net carrying amount	$569,165	$568,612

The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Contractual interest expense	$5,930	$5,930	$11,859	$11,859
Amortization of debt issuance costs	278	266	553	529
Total interest expense related to the Senior Notes	$6,208	$6,196	$12,412	$12,388
8. Commitments and Contingencies
Cloud Hosting Commitments
During the six months ended October 31, 2024, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company's Annual Report on Form 10-K.
Letters of Credit
The Company had a total of $3.1 million in letters of credit outstanding as of October 31, 2024, primarily in favor of certain landlords for office space.
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
Lease Costs
Components of lease costs included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Operating lease cost	$2,880	$2,985	$6,017	$5,840
Short-term lease cost	660	500	1,200	974
Variable lease cost	325	285	727	522
Total lease cost	$3,865	$3,770	$7,944	$7,336

Lease term and discount rate information are summarized as follows:

As of October 31, 2024
Weighted average remaining lease term (in years)	2.5
Weighted average discount rate	5.1%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of October 31, 2024 were as follows (in thousands, by fiscal year):

Remainder of 2025	$5,892
2026	8,618
2027	3,461
2028	2,383
2029	1,053
Thereafter	70
Total minimum lease payments	21,477
Less imputed interest	(1,331)
Present value of future minimum lease payments	20,146
Less current lease liabilities	(10,525)
Operating lease liabilities, non-current	$9,621
Future minimum lease payments as of October 31, 2024 include future cash payments on leases with corresponding right-of-use assets which were written down for impairment due to facilities-related cost optimization actions during fiscal 2023.
During the six months ended October 31, 2024, the Company executed an operating lease agreement for an office space with an expected commencement date in the fourth quarter of fiscal 2025. The lease term is approximately 11 years with undiscounted future minimum lease payments of approximately $12.4 million.
10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through October 31, 2024.
The board of directors has been authorized by the general meeting of shareholders, on the Company’s behalf, to issue the Company’s ordinary shares and grant rights to acquire the Company’s ordinary shares in an amount up to 20% of the issued share capital of the Company as of August 21, 2024. This authorization is valid for a period of 18 months from October 1, 2024, the date of such general meeting of shareholders, until April 1, 2026.
Ordinary Shares Reserved for Issuance
The Company has reserved ordinary shares for issuance as follows:

	As of October 31, 2024	As of April 30, 2024
Stock options issued and outstanding	2,211,460	2,640,423
RSUs issued and outstanding	6,152,185	7,076,836
Available for future grants	24,933,247	20,252,732
Available for 2022 ESPP	5,488,073	5,654,835
Total ordinary shares reserved	38,784,965	35,624,826

Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of October 31, 2024, there were no preference shares issued or outstanding.
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
For the three and six months ended October 31, 2024, there were 166,762 ordinary shares purchased under the 2022 ESPP. Stock-based compensation expense recognized related to the 2022 ESPP was $2.3 million and $4.5 million for the three and six months ended October 31, 2024, respectively, and $1.8 million and $3.6 million for the three and six months ended October 31, 2023, respectively.
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
The Company’s board of directors, compensation committee, or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award as it may deem appropriate. Stock options expire ten years after the date of grant. Stock options and RSUs that are canceled under certain conditions become available for future grant or sale under the 2012 Plan unless the 2012 Plan is terminated.
The equity awards available for grant were as follows:

Six Months Ended October 31, 2024
Available at beginning of fiscal year	20,252,732
Shares authorized	5,085,297
Options canceled	5,380
RSUs granted	(884,162)
RSUs canceled	474,000
Available at end of period	24,933,247

Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2024	2,640,423	$38.23	4.67	$178,081
Stock options exercised	(423,576)	$15.41
Stock options canceled	(5,380)	$13.20
Stock options assumed in acquisition canceled	(7)	$76.82
Balance as of October 31, 2024	2,211,460	$42.66	4.31	$97,998
Exercisable as of October 31, 2024	2,048,279	$38.84	4.10	$97,614
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. No stock options were granted during the three and six months ended October 31, 2024 and 2023.
As of October 31, 2024, the Company had unrecognized stock-based compensation expense of $7.7 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.26 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2024	7,076,836	$85.38
RSUs granted	884,162	$101.51
RSUs released	(1,334,813)	$87.56
RSUs canceled	(474,000)	$84.18
Outstanding and unvested at October 31, 2024	6,152,185	$87.31
As of October 31, 2024, the Company had unrecognized stock-based compensation expense of $490.6 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.49 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue
Subscription	$2,244	$2,117	$4,541	$4,300
Services	3,422	2,853	6,889	5,649
Research and development	24,223	21,964	48,244	44,400
Sales and marketing	20,822	18,175	41,901	37,014
General and administrative	13,354	11,346	26,033	22,219
Total stock-based compensation expense	$64,065	$56,455	$127,608	$113,582

12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(25,450)	$(24,796)	$(74,677)	$(73,304)
Denominator:
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	103,238,740	99,073,401	102,761,588	98,507,725
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.25)	$(0.25)	$(0.73)	$(0.74)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Stock options	2,211,460	3,225,368	2,211,460	3,225,368
RSUs	6,152,185	6,593,346	6,152,185	6,593,346
2022 ESPP	214,690	159,142	214,690	159,142
Total	8,578,335	9,977,856	8,578,335	9,977,856
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $23.7 million and $43.7 million for the three and six months ended October 31, 2024, respectively, and $5.1 million and $18.4 million for the three and six months ended October 31, 2023, respectively. The Company’s effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation as well as one-time tax benefits or charges and Base Erosion and Anti-abuse Tax (the “BEAT”) legislation in the U.S. For the six months ended October 31, 2024, the provision for income taxes includes a one-time charge of $2.2 million associated with acquisition-related integration. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law.
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
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules concerning the implementation of the Pillar Two global minimum tax. A number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on the Company’s condensed consolidated financial statements for the three and six months ended October 31, 2024. Although the Company is monitoring developments and evaluating the potential impact on future periods, the Company does not expect Pillar Two to have a significant impact on its consolidated financial statements for the fiscal year ending April 30, 2025. The Company continues to monitor the impact of proposed and enacted global tax legislation.

14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan of up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $4.6 million and $9.8 million of expense for the three and six months ended October 31, 2024, respectively, and $4.3 million and $9.1 million for the three and six months ended October 31, 2023, respectively, related to the 401(k) Plan.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $3.4 million and $7.4 million of expense for the three and six months ended October 31, 2024, respectively, and $2.8 million and $5.9 million for the three and six months ended October 31, 2023, respectively.
15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
United States	$206,614	$180,976	$404,903	$351,215
Rest of world	158,747	129,636	307,878	253,150
Total revenue	$365,361	$310,612	$712,781	$604,365
Other than the United States, no individual country accounted for 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of October 31, 2024	As of April 30, 2024
United States	$7,442	$10,571
The Netherlands	3,173	3,716
United Kingdom	3,019	3,470
India	2,566	2,167
Rest of world	5,238	6,035
Total long-lived assets	$21,438	$25,959

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
Overview
Elastic, the Search AI Company, enables our customers to find the answers they need in real time, using all of their data, at scale. Our platform combines the power of search with AI to help companies solve real-time business problems, unlock potential value, and achieve better outcomes. Our platform, available as both a hosted, managed service across public clouds as well as self-managed software, allows our customers to find insights and drive AI and machine learning use cases from large amounts of data.
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
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 93% and 92% of total revenue for the six months ended October 31, 2024 and 2023, respectively. We also generate revenue from consulting and training services.

We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of October 31, 2024, we had approximately 21,300 customers compared to approximately 20,700 customers as of October 31, 2023. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending on our products but can significantly increase their spending over time. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,420 and over 1,220 as of October 31, 2024 and 2023, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both seeking to obtain new customers and on pursuing additional sales to existing customers. In addition to our direct sales efforts, we maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing the Elastic Stack and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,372 employees as of October 31, 2024.
Current Economic Conditions
Macroeconomic events, including a possible resurgence in inflation, fluctuations in economic growth, and political unrest, continue to evolve and impact worldwide economic activity. Governmental and corporate responses to these factors, including changing interest rates and unpredictable and decreased spending, will continue to affect the macroeconomic conditions. We have experienced and, if economic conditions deteriorate, may continue to experience longer and more unpredictable sales cycles, increased scrutiny of deals, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. For a discussion of these risks, see “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K.
Key Factors Affecting our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the six months ended October 31, 2024 and 2023, Elastic Cloud contributed 46% and 42% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
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
We recently added the Affero General Public License (“AGPL”) as an option to license the free part of our Elasticsearch and Kibana source code that has been available under the Elastic License 2.0 and Server Side Public License Version 1.0 (“SSPL”). AGPL is an Open Source Initiative approved open-source license. We anticipate that the addition of this license will drive further engagement and adoption of our software in areas such as vector search within our large community, further increasing our appeal for driving AI and machine learning use cases from large amounts of data. Subject to compliance with the conditions of AGPL, anyone may also redistribute our software in modified or unmodified form or use it to provide a competitive product or service offering.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the same amount, the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 112% as of October 31, 2024.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal and state, and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, non-deductible stock-based compensation, and one-time tax benefits or charges as well as Base Erosion and Anti-abuse Tax (the “BEAT”) legislation in the U.S.

Results of Operations
The following table sets forth our results of operations for the periods presented.

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Revenue
Subscription	$340,807	$287,743	$664,581	$557,990
Services	24,554	22,869	48,200	46,375
Total revenue	365,361	310,612	712,781	604,365
Cost of revenue (1)(2)
Subscription	69,941	59,996	138,288	117,262
Services	23,238	20,093	46,648	40,304
Total cost of revenue	93,179	80,089	184,936	157,566
Gross profit	272,182	230,523	527,845	446,799
Operating expenses (1)(2)(3)
Research and development	88,163	80,108	177,495	160,798
Sales and marketing	144,274	133,230	301,631	266,399
General and administrative	44,085	38,695	86,758	76,634
Restructuring and other related charges	86	29	225	754
Total operating expenses	276,608	252,062	566,109	504,585
Operating loss (1)(2)(3)	(4,426)	(21,539)	(38,264)	(57,786)
Other income, net
Interest expense	(6,462)	(6,349)	(12,988)	(12,655)
Other income, net	9,106	8,239	20,314	15,539
Loss before income taxes	(1,782)	(19,649)	(30,938)	(54,902)
Provision for income taxes	23,668	5,147	43,739	18,402
Net loss	$(25,450)	$(24,796)	$(74,677)	$(73,304)
(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue
Subscription	$2,361	$2,208	$4,881	$4,589
Services	3,547	2,979	7,336	5,992
Research and development	24,777	22,562	50,499	45,967
Sales and marketing	21,434	18,730	43,883	38,399
General and administrative	13,562	11,624	26,649	22,770
Total stock-based compensation expense and related employer taxes	$65,681	$58,103	$133,248	$117,717

(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue
Subscription	$2,835	$2,977	$6,110	$5,953
Sales and marketing	—	911	—	2,143
Total amortization of acquired intangibles	$2,835	$3,888	$6,110	$8,096
(3) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Research and development	$6	$395	$54	$1,175
General and administrative	98	383	98	383
Total acquisition-related expenses	$104	$778	$152	$1,558
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Revenue
Subscription	93%	93%	93%	92%
Services	7%	7%	7%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)
Subscription	19%	19%	19%	19%
Services	7%	7%	7%	7%
Total cost of revenue	26%	26%	26%	26%
Gross profit	74%	74%	74%	74%
Operating expenses (1)(2)(3)
Research and development	24%	26%	25%	26%
Sales and marketing	39%	43%	42%	44%
General and administrative	12%	12%	12%	13%
Restructuring and other related charges	—%	—%	—%	—%
Total operating expenses	75%	81%	79%	83%
Operating loss (1)(2)(3)	(1)%	(7)%	(5)%	(9)%
Other income, net
Interest expense	(2)%	(2)%	(2)%	(2)%
Other income, net	3%	3%	3%	2%
Loss before income taxes	—%	(6)%	(4)%	(9)%
Provision for income taxes	7%	2%	6%	3%
Net loss	(7)%	(8)%	(10)%	(12)%

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue
Subscription	—%	1%	1%	1%
Services	1%	1%	1%	1%
Research and development	7%	7%	7%	7%
Sales and marketing	6%	6%	6%	6%
General and administrative	4%	4%	4%	4%
Total stock-based compensation expense and related employer taxes	18%	19%	19%	19%
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue
Subscription	1%	1%	1%	1%
Sales and marketing	—%	—%	—%	—%
Total amortization of acquired intangibles	1%	1%	1%	1%
(3) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Research and development	—%	—%	—%	—%
General and administrative	—%	—%	—%	—%
Total acquisition-related expenses	—%	—%	—%	—%
Comparison of Three Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Revenue
Subscription	$340,807	$287,743	$53,064	18%
Services	24,554	22,869	1,685	7%
Total revenue	$365,361	$310,612	$54,749	18%
Subscription revenue increased by $53.1 million, or 18%, for the three months ended October 31, 2024 compared to the same period of the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 25% over the same period and increased to 46% of total revenue for the three months ended October 31, 2024 from 43% for the three months ended October 31, 2023.
Services revenue increased by $1.7 million, or 7%, for the three months ended October 31, 2024 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue
Subscription	$69,941	$59,996	$9,945	17%
Services	23,238	20,093	3,145	16%
Total cost of revenue	$93,179	$80,089	$13,090	16%
Gross profit	$272,182	$230,523	$41,659	18%

Gross margin:
Subscription	79%	79%
Services	5%	12%
Total gross margin	74%	74%
Cost of subscription revenue increased by $9.9 million, or 17%, for the three months ended October 31, 2024 compared to the same period of the prior year. This increase was primarily due to an increase of $10.7 million in cloud infrastructure costs, partially offset by decreases in other third-party costs of $0.7 million and travel costs of $0.4 million. Total subscription margin remained flat at 79% for the three months ended October 31, 2024 compared to the same period of the prior year.
Cost of services revenue increased by $3.1 million, or 16%, for the three months ended October 31, 2024 compared to the same period of the prior year. This increase was due to increases of $1.7 million in personnel and related costs and $1.5 million in subcontractor costs. Gross margin for services revenue was 5% for the three months ended October 31, 2024 compared to 12% for the same period of the prior year. The decrease in gross margin was primarily attributable to personnel and related costs and subcontractor costs growing at a higher rate than the growth in services revenue. We continue to make investments in our services organization that we believe will be needed as we continue to grow. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Research and development	$88,163	$80,108	$8,055	10%
Research and development expense increased by $8.1 million, or 10%, for the three months ended October 31, 2024 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. This increase was primarily due to increases of $7.5 million in personnel and related costs and $1.4 million in cloud infrastructure costs related to our research and development activities. These increases were partially offset by a decrease of $0.9 million in consulting fees and travel costs. The increase in personnel and related costs included increases of $4.9 million in salaries and related taxes and $2.3 million in stock-based compensation.
Sales and marketing

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing	$144,274	$133,230	$11,044	8%
Sales and marketing expense increased by $11.0 million, or 8%, for the three months ended October 31, 2024 compared to the same period of the prior year. This increase was primarily due to an increase of $15.8 million in personnel and related costs, partially offset by decreases of $3.6 million in marketing expenses and $0.9 million in intangible assets amortization. The increase in personnel and related costs included increases of $7.7 million in salaries and related taxes, $3.0 million in commission expense, $2.6 million in stock-based compensation, and $1.7 million in employee benefits expense.

General and administrative

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
General and administrative	$44,085	$38,695	$5,390	14%
General and administrative expense increased by $5.4 million, or 14%, for the three months ended October 31, 2024 compared to the same period of the prior year. This increase was primarily due to an increase of $5.6 million in personnel and related costs, including increases of $2.1 million in salaries and related taxes, $2.0 million in stock-based compensation, and $0.7 million in employee benefits expense.
Restructuring and other related charges

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Restructuring and other related charges	$86	$29	$57	197%
For the three months ended October 31, 2024, restructuring and other related charges was flat compared to the same period of the prior year. Restructuring and other related charges are primarily attributable to employee-related severance and termination benefit charges in the respective periods.
Other Income, Net
Interest expense

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(6,462)	$(6,349)	$(113)	2%
Interest expense remained relatively flat for the three months ended October 31, 2024 compared to the same period of the prior year.
Other income, net

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Other income, net	$9,106	$8,239	$867	11%
Other income, net increased by $0.9 million, or 11%, for the three months ended October 31, 2024 compared to the same period of the prior year. The increase was primarily due to an increase of $1.8 million in interest and other investment income, partially offset by an increase of $0.9 million in net foreign currency exchange losses.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Provision for income taxes	$23,668	$5,147	$18,521	360%
The provision for income taxes increased by $18.5 million, or 360%, for the three months ended October 31, 2024 compared to the same period of the prior year. Our effective tax rate was (1,328)% and (26)% of our net loss before income taxes for the three months ended October 31, 2024 and 2023, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges.

The increase in tax expense during the three months ended October 31, 2024 was driven primarily by growth in business operations in jurisdictions where we generate taxable income and do not have limitations to tax credits or net operating losses to offset that income.
We maintain a full valuation allowance against our deferred tax assets in the Netherlands and the UK. To the extent sufficient positive evidence becomes available, the Company may release all or a portion of the Netherlands’ valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.

Comparison of Six Months Ended October 31, 2024 and 2023
Revenue

	Six Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Revenue
Subscription	$664,581	$557,990	$106,591	19%
Services	48,200	46,375	1,825	4%
Total revenue	$712,781	$604,365	$108,416	18%
Subscription revenue increased by $106.6 million, or 19%, for the six months ended October 31, 2024 compared to the same period of the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 27% over the prior year and increased to 46% of total revenue for the six months ended October 31, 2024 from 42% for the six months ended October 31, 2023.
Services revenue increased by $1.8 million, or 4%, for the six months ended October 31, 2024 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Six Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of revenue
Subscription	$138,288	$117,262	$21,026	18%
Services	46,648	40,304	6,344	16%
Total cost of revenue	$184,936	$157,566	$27,370	17%
Gross profit	$527,845	$446,799	$81,046	18%

Gross margin:
Subscription	79%	79%
Services	3%	13%
Total gross margin	74%	74%
Cost of subscription revenue increased by $21.0 million, or 18%, for the six months ended October 31, 2024 compared to the same period of the prior year. This increase was primarily due to increases of $21.4 million in cloud infrastructure costs and $1.5 million in personnel and related costs. These increases were partially offset by decreases in consulting fees and other third-party costs of $1.4 million and travel costs of $0.5 million. The increase in personnel and related costs was primarily due to an increase of $1.1 million in salaries and related taxes. Subscription gross margin was flat at 79% for the six months ended October 31, 2024 compared to the same period of the prior year.

Cost of services revenue increased by $6.3 million, or 16%, for the six months ended October 31, 2024 compared to the same period of the prior year. This increase was primarily due to increases of $4.2 million in personnel and related costs and $2.2 million in subcontractor costs, partially offset by a net decrease of $0.1 million in miscellaneous expense categories. The increase in personnel and related costs included increases of $2.4 million in salaries and related taxes and $1.2 million in stock-based compensation. Gross margin for services revenue was 3% for the six months ended October 31, 2024 compared to 13% for the same period of the prior year. The decrease in gross margin was primarily attributable to personnel and related costs and subcontractor costs growing at a higher rate than the growth in services revenue. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Six Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Research and development	$177,495	$160,798	$16,697	10%
Research and development expense increased by $16.7 million, or 10%, for the six months ended October 31, 2024 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. This increase was primarily due to increases of $14.5 million in personnel and related costs and $2.6 million in cloud infrastructure costs related to our research and development activities. These increases were partially offset by a decrease of $0.8 million in consulting fees. The increase in personnel and related costs included increases of $10.0 million in salaries and related taxes, $3.8 million in stock-based compensation, and $1.5 million in employee benefits expense, offset in part by a decrease in acquisition-related compensation of $1.2 million.
Sales and marketing

	Six Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Sales and marketing	$301,631	$266,399	$35,232	13%
Sales and marketing expense increased by $35.2 million, or 13%, for the six months ended October 31, 2024 compared to the same period of the prior year. This increase was primarily due to increases of $35.3 million in personnel and related costs, $1.0 million in software and equipment expense, and $0.5 million in facilities related costs. These increases were partially offset by a decrease of $2.1 million in intangible assets amortization. The increase in personnel and related costs included increases of $15.1 million in salaries and related taxes, $9.5 million in commission expense, $4.9 million in stock-based compensation, and $4.0 million in employee benefits expense.
General and administrative

	Six Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
General and administrative	$86,758	$76,634	$10,124	13%
General and administrative expense increased by $10.1 million, or 13%, for the six months ended October 31, 2024 compared to the same period of the prior year. This increase was primarily due to increases of $9.6 million in personnel and related costs, $0.5 million in other miscellaneous non-income based taxes, and $0.4 million in software and equipment expense. The increase in personnel and related costs included increases of $3.8 million in stock-based compensation, $3.7 million in salaries and related taxes, $1.2 million in employee benefits expense, and $0.6 million in severance.

Restructuring and other related charges

	Six Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Restructuring and other related charges	$225	$754	$(529)	(70)%
Restructuring and other related charges decreased by $0.5 million for the six months ended October 31, 2024 compared to the same period of the prior year due to lower employee-related severance and termination benefit charges.
Other Income, Net
Interest expense

	Six Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense	$(12,988)	$(12,655)	$(333)	3%
Interest expense remained relatively flat for the six months ended October 31, 2024 compared to the same period of the prior year.
Other income, net

	Six Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Other income, net	$20,314	$15,539	$4,775	31%
Other income, net increased by $4.8 million, or 31%, for the six months ended October 31, 2024 compared to the same period of the prior year. The increase was primarily due to an increase of $4.7 million in interest and other investment income.
Provision for Income Taxes

	Six Months Ended October 31,		Change
	2024	2023	$	%

	(in thousands)
Provision for income taxes	$43,739	$18,402	$25,337	138%
The provision for income taxes increased by $25.3 million, or 138%, for the six months ended October 31, 2024 compared to the same period of the prior year. Our effective tax rate was (141)% and (34)% of our net loss before income taxes for the six months ended October 31, 2024 and 2023, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges.
The increase in tax expense during the six months ended October 31, 2024 was driven primarily by growth in business operations in jurisdictions where we generate taxable income and do not have limitations to tax credits or net operating losses to offset that income and a one-time charge of $2.2 million associated with acquisition-related integration.
See “Comparison of Three Months Ended October 31, 2024 and 2023 - Provision for Income Taxes” for discussion related to the Netherlands’ valuation allowance.
Liquidity and Capital Resources
As of October 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.198 billion. Our cash, cash equivalents and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.

We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.066 billion as of October 31, 2024. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations in the future due to the investments we intend to make. As a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$91,131	$35,425
Net cash provided by (used in) investing activities	$10,767	$(104,537)
Net cash provided by financing activities	$16,991	$19,754
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the six months ended October 31, 2024 was $91.1 million, which resulted from adjustments for non-cash charges of $225.0 million, partially offset by net loss of $74.7 million and a net cash outflow of $59.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $127.6 million for stock-based compensation expense, $47.2 million for amortization of deferred contract acquisition costs, $38.4 million in deferred income taxes, and $7.7 million of depreciation and intangible asset amortization expense. The net cash outflow from changes in operating assets and liabilities resulted from a $51.4 million decrease in deferred revenue, a $37.2 million increase in deferred contract acquisition costs, a $32.0 million decrease in accounts payable, accrued expenses, and accrued compensation and benefits, and a $6.4 million decrease in operating lease liabilities. These outflows were partially offset by inflows from a $68.1 million decrease in accounts receivable, net.
Net cash provided by operating activities during the six months ended October 31, 2023 was $35.4 million, which resulted from adjustments for non-cash charges of $162.3 million, offset by a net loss of $73.3 million and net cash outflow of $53.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $113.6 million for stock-based compensation expense, $36.0 million for amortization of deferred contract acquisition costs, and $9.8 million of depreciation and intangible asset amortization expense. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $43.4 million as our sales commissions increased due to increased business volume, a $22.6 million decrease in deferred revenue, a net decrease of $12.0 million in accounts payable, accrued expenses and accrued compensation and benefits, and a decrease of $6.2 million in operating lease liabilities. These outflows were partially offset by inflows from a decrease of $27.0 million in accounts receivable and a decrease of $3.7 million in prepaid expenses and other assets.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities of $10.8 million during the six months ended October 31, 2024 was primarily due to sales, maturities, and redemptions of marketable securities of $178.5 million, offset by cash used for the purchase of marketable securities of $166.3 million and capital expenditures of $1.5 million.

Net cash used in investing activities of $104.5 million during the six months ended October 31, 2023 was primarily due to the purchase of marketable securities of $178.3 million, offset by cash provided by maturities of marketable securities of $75.3 million and capital expenditures of $1.5 million.
Net Cash Provided By Financing Activities
Net cash provided by financing activities of $17.0 million during the six months ended October 31, 2024 was due to the proceeds from stock option exercises and ESPP purchases.
Net cash provided by financing activities of $19.8 million during the six months ended October 31, 2023 was due to the proceeds from stock option exercises and ESPP purchases.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. There have been no material changes to our contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K.
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
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.201 billion as of October 31, 2024. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized foreign currency transaction losses of $2.0 million and $1.1 million for the six months ended October 31, 2024 and 2023, respectively.

As of October 31, 2024, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $10.7 million on our cash, cash equivalents, restricted cash, and marketable securities balances.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended October 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

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

Elastic N.V.

Date: November 25, 2024	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 25, 2024	By:	/s/ Janesh Moorjani
Janesh Moorjani
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)