Form 10-Q
period 2025-01-31
Elastic N.V.
filed 2025-02-28
CIK 1707753

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
For the quarterly period ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 24, 2025, the registrant had 104,412,817 ordinary shares, par value €0.01 per share, outstanding.

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
•changes to U.S. government policy, funding of agencies, and international trade policy under the new U.S. administration;
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
•sufficiency of our liquidity sources to meet our cash needs for at least the next 12 months and thereafter;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of January 31, 2025	As of April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$584,010	$540,397
Restricted cash	3,597	2,692
Marketable securities	700,029	544,002
Accounts receivable, net of allowance for credit losses of $5,322 and $4,979 as of January 31, 2025 and April 30, 2024, respectively	270,430	323,011
Deferred contract acquisition costs	79,761	78,030
Prepaid expenses and other current assets	55,609	42,765
Total current assets	1,693,436	1,530,897
Property and equipment, net	5,105	5,453
Goodwill	319,417	319,380
Operating lease right-of-use assets	15,547	20,506
Intangible assets, net	12,929	20,620
Deferred contract acquisition costs, non-current	107,791	114,509
Deferred tax assets	169,146	225,544
Other assets	6,776	5,657
Total assets	$2,330,147	$2,242,566
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,122	$26,075
Accrued expenses and other liabilities	73,783	75,292
Accrued compensation and benefits	83,313	93,691
Operating lease liabilities	9,941	12,187
Deferred revenue	660,873	663,846
Total current liabilities	837,032	871,091
Deferred revenue, non-current	46,053	30,293
Long-term debt, net	569,445	568,612
Operating lease liabilities, non-current	8,347	12,898
Other liabilities, non-current	10,164	21,487
Total liabilities	1,471,041	1,504,381
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of January 31, 2025 and April 30, 2024	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 104,412,717 shares issued and outstanding as of January 31, 2025 and 101,705,935 shares issued and outstanding as of April 30, 2024	1,100	1,070
Treasury stock	(369)	(369)
Additional paid-in capital	1,961,418	1,750,729
Accumulated other comprehensive loss	(19,703)	(21,638)
Accumulated deficit	(1,083,340)	(991,607)
Total shareholders’ equity	859,106	738,185
Total liabilities and shareholders’ equity	$2,330,147	$2,242,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Revenue
Subscription	$358,198	$307,632	$1,022,779	$865,622
Services	23,885	20,325	72,085	66,700
Total revenue	382,083	327,957	1,094,864	932,322
Cost of revenue
Subscription	72,205	63,976	210,493	181,238
Services	24,947	20,666	71,595	60,970
Total cost of revenue	97,152	84,642	282,088	242,208
Gross profit	284,931	243,315	812,776	690,114
Operating expenses
Research and development	93,598	87,202	271,093	248,000
Sales and marketing	153,749	141,621	455,380	408,020
General and administrative	42,222	40,896	128,980	117,530
Restructuring and other related charges	—	—	225	754
Total operating expenses	289,569	269,719	855,678	774,304
Operating loss	(4,638)	(26,404)	(42,902)	(84,190)
Other income, net
Interest expense	(6,475)	(6,368)	(19,463)	(19,023)
Other income, net	15,184	8,568	35,498	24,107
Income (loss) before income taxes	4,071	(24,204)	(26,867)	(79,106)
Provision for (benefit from) income taxes	21,127	(200,328)	64,866	(181,926)
Net (loss) income	$(17,056)	$176,124	$(91,733)	$102,820
Net (loss) earnings per share attributable to ordinary shareholders
Basic	$(0.16)	$1.76	$(0.89)	$1.04
Diluted	$(0.16)	$1.69	$(0.89)	$1.00
Weighted-average shares used to compute net (loss) earnings per share attributable to ordinary shareholders
Basic	104,085,183	100,282,179	103,202,786	99,099,210
Diluted	104,085,183	104,503,290	103,202,786	103,149,384
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net (loss) income	$(17,056)	$176,124	$(91,733)	$102,820
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(212)	2,606	2,877	999
Foreign currency translation adjustments	(1,264)	2,362	(942)	176
Other comprehensive (loss) income	(1,476)	4,968	1,935	1,175
Total comprehensive (loss) income	$(18,532)	$181,092	$(89,798)	$103,995
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of October 31, 2024	103,631,086	$1,091	$(369)	$1,895,307	$(18,227)	$(1,066,284)	$811,518
Issuance of ordinary shares upon exercise of stock options	115,340	1	—	1,485	—	—	1,486
Issuance of ordinary shares upon release of restricted stock units	666,291	8	—	(8)	—	—	—
Stock-based compensation	—	—	—	64,634	—	—	64,634
Net loss	—	—	—	—	—	(17,056)	(17,056)
Other comprehensive loss	—	—	—	—	(1,476)	—	(1,476)
Balances as of January 31, 2025	104,412,717	$1,100	$(369)	$1,961,418	$(19,703)	$(1,083,340)	$859,106

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of October 31, 2023	99,599,262	$1,048	$(369)	$1,604,896	$(23,808)	$(1,126,631)	$455,136
Issuance of ordinary shares upon exercise of stock options	485,203	6	—	8,841	—	—	8,847
Issuance of ordinary shares upon release of restricted stock units	707,545	6	—	(6)	—	—	—
Stock-based compensation	—	—	—	62,762	—	—	62,762
Net income	—	—	—	—	—	176,124	176,124
Other comprehensive income	—	—	—	—	4,968	—	4,968
Balances as of January 31, 2024	100,792,010	$1,060	$(369)	$1,676,493	$(18,840)	$(950,507)	$707,837
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2024	101,705,935	$1,070	$(369)	$1,750,729	$(21,638)	$(991,607)	$738,185
Issuance of ordinary shares upon exercise of stock options	538,916	6	—	8,007	—	—	8,013
Issuance of ordinary shares upon release of restricted stock units	2,001,104	22	—	(22)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	166,762	2	—	10,462	—	—	10,464
Stock-based compensation	—	—	—	192,242	—	—	192,242
Net loss	—	—	—	—	—	(91,733)	(91,733)
Other comprehensive income	—	—	—	—	1,935	—	1,935
Balances as of January 31, 2025	104,412,717	$1,100	$(369)	$1,961,418	$(19,703)	$(1,083,340)	$859,106

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2023	97,366,947	$1,024	$(369)	$1,471,584	$(20,015)	$(1,053,327)	$398,897
Issuance of ordinary shares upon exercise of stock options	1,200,589	13	—	19,477	—	—	19,490
Issuance of ordinary shares upon release of restricted stock units	2,030,369	21	—	(21)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	194,105	2	—	9,109	—	—	9,111
Stock-based compensation	—	—	—	176,344	—	—	176,344
Net income	—	—	—	—	—	102,820	102,820
Other comprehensive income	—	—	—	—	1,175	—	1,175
Balances as of January 31, 2024	100,792,010	$1,060	$(369)	$1,676,493	$(18,840)	$(950,507)	$707,837
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(91,733)	$102,820
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	10,024	13,853
Amortization of premium and accretion of discount on marketable securities, net	(5,785)	(6,396)
Amortization of deferred contract acquisition costs	71,487	56,392
Amortization of debt issuance costs	833	798
Non-cash operating lease cost	7,760	8,148
Stock-based compensation expense	192,242	176,344
Deferred income taxes	56,175	(210,278)
Unrealized foreign currency transaction loss	1,302	2,267
Other	(14)	(34)
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	51,537	31,044
Deferred contract acquisition costs	(66,970)	(74,089)
Prepaid expenses and other current assets	(12,906)	(5,512)
Other assets	(2,719)	639
Accounts payable	(16,710)	(25,212)
Accrued expenses and other liabilities	(12,800)	1,428
Accrued compensation and benefits	(10,211)	1,509
Operating lease liabilities	(9,489)	(9,096)
Deferred revenue	17,166	23,189
Net cash provided by operating activities	179,189	87,814
Cash flows from investing activities
Purchases of property and equipment	(2,228)	(2,605)
Business acquisitions, net of cash acquired	—	(18,951)
Purchases of marketable securities	(388,771)	(358,273)
Sales, maturities, and redemptions of marketable securities	242,988	150,223
Net cash used in investing activities	(148,011)	(229,606)
Cash flows from financing activities
Proceeds from issuance of ordinary shares under employee stock purchase plan	10,464	9,111
Proceeds from issuance of ordinary shares upon exercise of stock options	8,013	19,490
Net cash provided by financing activities	18,477	28,601
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,137)	(3,782)
Net increase (decrease) in cash, cash equivalents, and restricted cash	44,518	(116,973)
Cash, cash equivalents, and restricted cash, beginning of period	543,089	646,640
Cash, cash equivalents, and restricted cash, end of period	$587,607	$529,667
Supplemental disclosures of cash flow information
Cash paid for interest	$24,560	$24,156
Cash paid for income taxes, net	$15,868	$19,764
Cash paid for operating lease liabilities	$10,266	$10,510
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$167	$359
Operating lease right-of-use assets for new lease obligations	$2,916	$11,235
Acquisition-related indemnity holdback	$—	$3,125
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of January 31, 2025, interim condensed consolidated statements of operations, comprehensive (loss) income, and shareholders’ equity for the three and nine months ended January 31, 2025 and 2024, and interim condensed consolidated statements of cash flows for the nine months ended January 31, 2025 and 2024 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of January 31, 2025; results of the Company’s operations for the three and nine months ended January 31, 2025 and 2024; statements of shareholders’ equity for the three and nine months ended January 31, 2025 and 2024; and statements of cash flows for the nine months ended January 31, 2025 and 2024. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results for the three and nine months ended January 31, 2025 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2025, or any other future period.
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
Use of Estimates and Judgments
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred contract acquisition costs, allowance for credit losses, valuation of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, discount rate used for operating leases, and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.

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
Recently Adopted Accounting Pronouncements
The Company did not adopt any accounting pronouncements during the nine months ended January 31, 2025.
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
3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2025		2024		2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$179,996	47%	$143,379	44%	$506,112	46%	$399,540	43%
Other subscription	178,202	47%	164,253	50%	516,667	47%	466,082	50%
Total subscription	358,198	94%	307,632	94%	1,022,779	93%	865,622	93%
Services	23,885	6%	20,325	6%	72,085	7%	66,700	7%
Total revenue	$382,083	100%	$327,957	100%	$1,094,864	100%	$932,322	100%

Concentration of Credit Risk
No customer accounted for 10% or more of net accounts receivable as of January 31, 2025. One customer, a channel partner, accounted for 13% of net accounts receivable as of April 30, 2024. The same customer accounted for 12% of total revenue during the three and nine months ended January 31, 2025 and 11% of total revenue during the three and nine months ended January 31, 2024.
Deferred Revenue
The Company recognized revenue of $596.1 million and $474.4 million during the nine months ended January 31, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of January 31, 2025 and April 30, 2024, unbilled accounts receivable was $2.4 million and $2.5 million, respectively.
Remaining Performance Obligations
As of January 31, 2025, the Company had $1.354 billion of remaining performance obligations. As of January 31, 2025, the Company expects to recognize approximately 91% of its remaining performance obligations as revenue over the next 24 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $24.3 million and $71.5 million for the three and nine months ended January 31, 2025, respectively, and $20.4 million and $56.4 million for the three and nine months ended January 31, 2024, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the three and nine months ended January 31, 2025 and 2024.
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

The following table summarizes assets that are measured at fair value on a recurring basis as of January 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$173,578	$—	$—	$173,578
U.S. treasury securities	46,928	—	—	46,928
U.S. agency securities	—	12,113	—	12,113
Certificates of deposit	—	14,002	—	14,002
Commercial paper	—	7,779	—	7,779
Total included in cash equivalents	220,506	33,894	—	254,400

Marketable securities:
Certificates of deposit	—	66,295	—	66,295
Commercial paper	—	37,881	—	37,881
Municipal securities	—	28,822	—	28,822
U.S. treasury securities	123,323	—	—	123,323
International treasuries	—	39,663	—	39,663
Corporate debt securities	—	373,721	—	373,721
U.S. agency bonds	—	30,324	—	30,324
Total marketable securities	123,323	576,706	—	700,029

Mutual fund investments (1)	2,479	—	—	2,479
Total financial assets	$346,308	$610,600	$—	$956,908
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
Interest income from the Company’s cash, cash equivalents, and marketable securities was $12.8 million and $35.0 million for the three and nine months ended January 31, 2025, respectively, and $7.8 million and $20.9 million for the three and nine months ended January 31, 2024, respectively, and is included in Other income, net in the condensed consolidated statements of operations.
As of January 31, 2025 and April 30, 2024, gross unrealized gains and losses on the marketable securities were insignificant. The fluctuations in market interest rates impacted the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of January 31, 2025	As of April 30, 2024
Due within 1 year	$410,801	$298,876
Due between 1 year and 3 years	284,029	245,126
Due between 3 years and 5 years	5,199	—
Total marketable securities	$700,029	$544,002
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of January 31, 2025 was approximately $538.6 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Acquisitions
Opster Ltd.
On November 30, 2023, the Company acquired 100% of the share capital of Opster Ltd. (“Opster”) for a total purchase consideration of $23.0 million. The purchase consideration includes $3.0 million held back by the Company for indemnity obligations, which will be released upon the 18-month anniversary of the acquisition.
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
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of January 31, 2025	As of April 30, 2024
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$13,317	$12,683
Computer hardware and software	3	3,913	3,464
Furniture and fixtures	3-5	7,442	7,395
Assets under construction		807	428
Total property and equipment		25,479	23,970
Less: accumulated depreciation		(20,374)	(18,517)
Property and equipment, net		$5,105	$5,453
Depreciation expense related to property and equipment was $0.7 million and $2.3 million for the three and nine months ended January 31, 2025, respectively, and $0.9 million and $2.6 million for the three and nine months ended January 31, 2024, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of January 31, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$63,176	$12,954	2.4
Foreign currency translation adjustment			(25)
Total			$12,929

Intangible assets consisted of the following as of April 30, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$55,489	$20,641	2.7
Foreign currency translation adjustment			(21)
Total			$20,620
Amortization expense for the intangible assets for the three and nine months ended January 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Cost of revenue – subscription	$1,577	$3,186	$7,687	$9,139
Sales and marketing	—	—	—	2,143
Total amortization of acquired intangible assets	$1,577	$3,186	$7,687	$11,282
The expected future amortization expense related to the intangible assets as of January 31, 2025 was as follows (in thousands, by fiscal year):

Remainder of 2025	$1,524
2026	6,256
2027	3,244
2028	1,202
2029	703
Total	$12,929
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2024	$319,380
Foreign currency translation adjustment	37
Balance as of January 31, 2025	$319,417
There was no impairment of goodwill during the nine months ended January 31, 2025 and 2024.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31, 2025	As of April 30, 2024
Accrued expenses	$33,681	$34,779
Income taxes payable	11,376	10,596
Value added taxes payable	6,280	8,849
Accrued interest	988	6,918
Other	21,458	14,150
Total accrued expenses and other liabilities	$73,783	$75,292

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31, 2025	As of April 30, 2024
Accrued vacation	$37,384	$35,005
Accrued commissions	16,693	34,339
Accrued payroll and withholding taxes	9,757	9,830
Other	19,479	14,517
Total accrued compensation and benefits	$83,313	$93,691
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Nine Months Ended January 31,
	2025	2024
Beginning balance	$4,979	$3,409
Bad debt expense	2,831	2,189
Accounts written off	(2,488)	(1,733)
Ending balance	$5,322	$3,865
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
The net carrying amount of the Senior Notes was as follows (in thousands):

	As of January 31, 2025	As of April 30, 2024
Principal	$575,000	$575,000
Unamortized debt issuance costs	(5,555)	(6,388)
Net carrying amount	$569,445	$568,612

The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Contractual interest expense	$5,930	$5,930	$17,789	$17,789
Amortization of debt issuance costs	280	269	833	798
Total interest expense related to the Senior Notes	$6,210	$6,199	$18,622	$18,587
8. Commitments and Contingencies
Cloud Hosting Commitments
During the nine months ended January 31, 2025, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company’s Annual Report on Form 10-K.
Effective in February 2025, the Company increased its non-cancelable cloud hosting capacity commitments to $875.6 million over the next five years. The table below reflects the Company’s updated future minimum purchase obligations relating to non-cancelable agreements for cloud hosting (in thousands):

Years Ending April 30,	Purchase Obligations
Remainder of 2025	$51,223
2026	234,433
2027	215,527
2028	136,047
2029	130,000
2030	108,333
Total	$875,563
Actual timing may vary depending on services used and total payments under these capacity commitments may be higher than the total minimum depending on services used.
Letters of Credit
The Company had a total of $3.1 million in letters of credit outstanding as of January 31, 2025, primarily in favor of certain landlords for office space.
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
On February 11, 2025, an alleged shareholder of the Company filed a complaint in the United States District Court for the Eastern District of New York against the Company and one of its executive officers as well as a former executive officer of the Company on behalf of a putative class of shareholders of the Company who purchased or otherwise acquired the Company’s ordinary shares during the period from May 31, 2024 to August 29, 2024. The complaint, captioned Lucid Alternative Fund, LP v. Elastic N.V., Ashutosh Kulkarni and Janesh Moorjani, alleges that the defendants made materially false and misleading statements and omitted material information about the Company’s business and financial results during the foregoing period in violation of Sections 10(b) and 20(a) of the Exchange Act and Exchange Act Rule 10b-5, which allegedly resulted in artificially inflated prices of the Company’s shares. The complaint states that the plaintiff seeks damages and attorneys’ fees and costs. The Company intends to defend this case vigorously. At this early state of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
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
Lease Costs
Components of lease costs included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Operating lease cost	$2,541	$3,120	$8,558	$8,960
Short-term lease cost	507	334	1,707	1,308
Variable lease cost	312	527	1,039	1,049
Total lease cost	$3,360	$3,981	$11,304	$11,317
Lease term and discount rate information are summarized as follows:

As of January 31, 2025
Weighted average remaining lease term (in years)	2.3
Weighted average discount rate	4.9%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of January 31, 2025 were as follows (in thousands, by fiscal year):

Remainder of 2025	$2,847
2026	9,159
2027	3,958
2028	2,362
2029	1,006
Thereafter	68
Total minimum lease payments	19,400
Less imputed interest	(1,112)
Present value of future minimum lease payments	18,288
Less current lease liabilities	(9,941)
Operating lease liabilities, non-current	$8,347
Future minimum lease payments as of January 31, 2025 include future cash payments on leases with corresponding right-of-use assets which were written down for impairment due to facilities-related cost optimization actions during fiscal 2023.

During the nine months ended January 31, 2025, the Company executed an operating lease agreement for an office space with an expected commencement date in the fourth quarter of fiscal 2025. The lease term is approximately 11 years with undiscounted future minimum lease payments of approximately $12.4 million.
10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through January 31, 2025.
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
Ordinary Shares Reserved for Issuance
The Company has reserved ordinary shares for issuance as follows:

	As of January 31, 2025	As of April 30, 2024
Stock options issued and outstanding	2,075,253	2,640,423
Restricted stock units issued and outstanding	7,012,862	7,076,836
Available for future grants	23,427,146	20,252,732
Available for 2022 ESPP	5,488,073	5,654,835
Total ordinary shares reserved	38,003,334	35,624,826
Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of January 31, 2025, there were no preference shares issued or outstanding.
Preference shares in the capital of the Company may currently only be issued pursuant to a resolution adopted by the general meeting of shareholders at the proposal of the board of directors.
11. Equity Incentive Plans
2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted and, in October 2022, the Company’s shareholders approved the 2022 Employee Stock Purchase Plan (“2022 ESPP”). The Company reserved 6.0 million of the Company’s ordinary shares for future purchase and issuance under the 2022 ESPP in January 2023. The 2022 ESPP allows eligible employees to acquire ordinary shares of the Company at a discount at periodic intervals through accumulated payroll deductions. Eligible employees purchase ordinary shares of the Company during a purchase period at 85% of the market value of the ordinary shares at either the beginning or end of an offering period, whichever is lower. Offering periods under the 2022 ESPP are approximately six months long and begin on each of March 16 or September 16 or the next trading day thereafter.
No ordinary shares were issued under the 2022 ESPP during the three months ended January 31, 2025. During the nine months ended January 31, 2025, the Company issued 166,762 ordinary shares purchased under the 2022 ESPP. Stock-based compensation expense recognized related to the 2022 ESPP was $2.5 million and $7.0 million for the three and nine months ended January 31, 2025, respectively, and $1.7 million and $5.3 million for the three and nine months ended January 31, 2024, respectively.

2012 Stock Option Plan
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 and further amended in December 2021 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and any other duly authorized committee may grant stock options and other equity-based awards, such as restricted stock units (“RSUs”) (which include performance share units) to eligible employees, directors, and consultants to attract and retain talented personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business.
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
The equity awards available for grant were as follows:

Nine Months Ended January 31, 2025
Available at beginning of fiscal year	20,252,732
Shares authorized	5,085,297
Options canceled	26,247
RSUs granted	(2,828,434)
RSUs canceled	891,304
Available at end of period	23,427,146
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2024	2,640,423	$38.23	4.67	$178,081
Stock options exercised	(538,916)	$14.87
Stock options canceled	(26,247)	$79.11
Stock options assumed in acquisition canceled	(7)	$76.82
Balance as of January 31, 2025	2,075,253	$43.78	3.66	$149,300
Exercisable as of January 31, 2025	1,967,565	$41.43	3.47	$146,248
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. No stock options were granted during the three and nine months ended January 31, 2025 and 2024.
As of January 31, 2025, the Company had unrecognized stock-based compensation expense of $5.1 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 1.11 years.

RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2024	7,076,836	$85.38
RSUs granted	2,828,434	$107.97
RSUs released	(2,001,104)	$88.63
RSUs canceled	(891,304)	$85.23
Outstanding and unvested at January 31, 2025	7,012,862	$93.58
As of January 31, 2025, the Company had unrecognized stock-based compensation expense of $609.7 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.71 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Cost of revenue
Subscription	$2,430	$2,253	$6,971	$6,553
Services	3,894	3,331	10,783	8,980
Research and development	24,858	24,443	73,102	68,843
Sales and marketing	22,136	20,238	64,037	57,252
General and administrative	11,316	12,497	37,349	34,716
Total stock-based compensation expense	$64,634	$62,762	$192,242	$176,344
12. Net (Loss) Earnings Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net (loss) earnings per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(17,056)	$176,124	$(91,733)	$102,820
Denominator:
Weighted-average shares used to compute net (loss) earnings per share attributable to ordinary shareholders
Basic	104,085,183	100,282,179	103,202,786	99,099,210
Diluted	104,085,183	104,503,290	103,202,786	103,149,384
Net (loss) earnings per share attributable to ordinary shareholders
Basic	$(0.16)	$1.76	$(0.89)	$1.04
Diluted	$(0.16)	$1.69	$(0.89)	$1.00

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net (loss) earnings per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Stock options	2,075,253	344,995	2,075,253	780,199
RSUs	7,012,862	1,858,725	7,012,862	1,467,263
2022 ESPP	214,690	—	214,690	641
Total	9,302,805	2,203,720	9,302,805	2,248,103
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The Company recorded a provision for income taxes of $21.1 million and $64.9 million for the three and nine months ended January 31, 2025, respectively, and a benefit from income taxes of $200.3 million and $181.9 million for the three and nine months ended January 31, 2024, respectively. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law. The Company’s effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, and one-time tax benefits or charges as well as Base Erosion and Anti-abuse Tax (the “BEAT”) legislation in the U.S. For the nine months ended January 31, 2025, the provision for income taxes includes a one-time charge of $2.2 million associated with acquisition-related integration. The income tax benefit for the three and nine months ended January 31, 2024 was primarily due to the release of the valuation allowance against U.S. federal and certain states’ deferred tax assets of $250.7 million during the three and nine months ended January 31, 2024.
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
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules concerning the implementation of the Pillar Two global minimum tax. A number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on the Company’s condensed consolidated financial statements for the three and nine months ended January 31, 2025. Although the Company is monitoring developments and evaluating the potential impact on future periods, the Company does not expect Pillar Two to have a significant impact on its consolidated financial statements for the fiscal year ending April 30, 2025. The Company continues to monitor the impact of proposed and enacted global tax legislation.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan of up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $4.5 million and $14.3 million of expense for the three and nine months ended January 31, 2025, respectively, and $4.2 million and $13.3 million for the three and nine months ended January 31, 2024, respectively, related to the 401(k) Plan.
The Company also has defined-contribution plans in certain other countries for which the Company recorded $3.6 million and $11.0 million of expense for the three and nine months ended January 31, 2025, respectively, and $3.5 million and $9.4 million for the three and nine months ended January 31, 2024, respectively.

15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
United States	$213,370	$186,177	$618,273	$537,392
Rest of world	168,713	141,780	476,591	394,930
Total revenue	$382,083	$327,957	$1,094,864	$932,322
Other than the United States, no individual country accounted for 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of January 31, 2025	As of April 30, 2024
United States	$7,385	$10,571
The Netherlands	2,952	3,716
United Kingdom	2,753	3,470
India	2,486	2,167
Rest of world	5,076	6,035
Total long-lived assets	$20,652	$25,959

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
We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 93% of total revenue for the nine months ended January 31, 2025 and 2024. We also generate revenue from consulting and training services.

We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of January 31, 2025, we had approximately 21,350 customers compared to approximately 20,800 customers as of January 31, 2024. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending on our products but can significantly increase their spending over time. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,460 and over 1,270 as of January 31, 2025 and 2024, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both seeking to obtain new customers and on pursuing additional sales to existing customers. In addition to our direct sales efforts, we maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing the Elastic Stack and expanding our global sales and marketing footprint. With a distributed team spanning over 35 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,403 employees as of January 31, 2025.
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
Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of the Elastic Stack subsequently become paying subscribers of Elastic Cloud. For the nine months ended January 31, 2025 and 2024, Elastic Cloud contributed 46% and 43% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the same amount, the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 112% as of January 31, 2025.
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

Results of Operations
The following table sets forth our results of operations for the periods presented.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Revenue
Subscription	$358,198	$307,632	$1,022,779	$865,622
Services	23,885	20,325	72,085	66,700
Total revenue	382,083	327,957	1,094,864	932,322
Cost of revenue (1)(2)
Subscription	72,205	63,976	210,493	181,238
Services	24,947	20,666	71,595	60,970
Total cost of revenue	97,152	84,642	282,088	242,208
Gross profit	284,931	243,315	812,776	690,114
Operating expenses (1)(2)(3)
Research and development	93,598	87,202	271,093	248,000
Sales and marketing	153,749	141,621	455,380	408,020
General and administrative	42,222	40,896	128,980	117,530
Restructuring and other related charges	—	—	225	754
Total operating expenses	289,569	269,719	855,678	774,304
Operating loss (1)(2)(3)	(4,638)	(26,404)	(42,902)	(84,190)
Other income, net
Interest expense	(6,475)	(6,368)	(19,463)	(19,023)
Other income, net	15,184	8,568	35,498	24,107
Income (loss) before income taxes	4,071	(24,204)	(26,867)	(79,106)
Provision for (benefit from) income taxes	21,127	(200,328)	64,866	(181,926)
Net (loss) income	$(17,056)	$176,124	$(91,733)	$102,820

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription	$2,597	$2,400	$7,478	$6,989
Services	4,057	3,502	11,393	9,494
Research and development	25,900	25,989	76,399	71,956
Sales and marketing	22,946	21,142	66,829	59,541
General and administrative	11,554	12,814	38,203	35,584
Total stock-based compensation expense and related employer taxes	$67,054	$65,847	$200,302	$183,564
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription	$1,577	$3,186	$7,687	$9,139
Sales and marketing	—	—	—	2,143
Total amortization of acquired intangibles	$1,577	$3,186	$7,687	$11,282
(3) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Research and development	$22	$—	$76	$1,175
General and administrative	7	682	105	1,065
Total acquisition-related expenses	$29	$682	$181	$2,240

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Revenue
Subscription	94%	94%	93%	93%
Services	6%	6%	7%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)
Subscription	19%	20%	19%	19%
Services	6%	6%	7%	7%
Total cost of revenue	25%	26%	26%	26%
Gross profit	75%	74%	74%	74%
Operating expenses (1)(2)(3)
Research and development	25%	27%	25%	26%
Sales and marketing	40%	43%	41%	44%
General and administrative	11%	12%	12%	13%
Restructuring and other related charges	—%	—%	—%	—%
Total operating expenses	76%	82%	78%	83%
Operating loss (1)(2)(3)	(1)%	(8)%	(4)%	(9)%
Other income, net
Interest expense	(2)%	(2)%	(2)%	(2)%
Other income, net	4%	3%	4%	3%
Income (loss) before income taxes	1%	(7)%	(2)%	(8)%
Provision for (benefit from) income taxes	5%	(61)%	6%	(19)%
Net (loss) income	(4)%	54%	(8)%	11%

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Cost of revenue
Subscription	1%	1%	1%	1%
Services	1%	1%	1%	1%
Research and development	7%	8%	7%	8%
Sales and marketing	6%	6%	6%	6%
General and administrative	3%	4%	3%	4%
Total stock-based compensation expense and related employer taxes	18%	20%	18%	20%
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Cost of revenue
Subscription	—%	1%	1%	1%
Sales and marketing	—%	—%	—%	—%
Total amortization of acquired intangibles	—%	1%	1%	1%
(3) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Research and development	—%	—%	—%	—%
General and administrative	—%	—%	—%	—%
Total acquisition-related expenses	—%	—%	—%	—%
Comparison of Three Months Ended January 31, 2025 and 2024
Revenue

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Revenue
Subscription	$358,198	$307,632	$50,566	16%
Services	23,885	20,325	3,560	18%
Total revenue	$382,083	$327,957	$54,126	17%
Subscription revenue increased by $50.6 million, or 16%, for the three months ended January 31, 2025 compared to the same period of the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 26% over the same period and increased to 47% of total revenue for the three months ended January 31, 2025 from 44% for the three months ended January 31, 2024.
Services revenue increased by $3.6 million, or 18%, for the three months ended January 31, 2025 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue
Subscription	$72,205	$63,976	$8,229	13%
Services	24,947	20,666	4,281	21%
Total cost of revenue	$97,152	$84,642	$12,510	15%
Gross profit	$284,931	$243,315	$41,616	17%

Gross margin:
Subscription	80%	79%
Services	(4)%	(2)%
Total gross margin	75%	74%
Cost of subscription revenue increased by $8.2 million, or 13%, for the three months ended January 31, 2025 compared to the same period of the prior year. This increase was primarily due to an increase of $9.5 million in cloud infrastructure costs, partially offset by a decrease in intangible assets amortization of $1.6 million. Total subscription margin increased marginally to 80% for the three months ended January 31, 2025 compared to 79% for the same period of the prior year.
Cost of services revenue increased by $4.3 million, or 21%, for the three months ended January 31, 2025 compared to the same period of the prior year. This increase was primarily due to increases of $2.2 million in subcontractor costs, $1.6 million in personnel and related costs, and $0.4 million in travel costs. Gross margin for services revenue was (4)% for the three months ended January 31, 2025 compared to (2)% for the same period of the prior year. The decrease in gross margin was primarily attributable to personnel and related costs growing at a higher rate than the growth in services revenue. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Research and development	$93,598	$87,202	$6,396	7%
Research and development expense increased by $6.4 million, or 7%, for the three months ended January 31, 2025 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. This increase was primarily due to increases of $4.9 million in personnel and related costs, $1.1 million in cloud infrastructure costs related to our research and development activities, and $0.2 million in consulting fees. The increase in personnel and related costs included increases of $2.8 million in salaries and related taxes, $1.2 million in employee benefits expense, and $0.4 million in stock-based compensation.
Sales and marketing

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing	$153,749	$141,621	$12,128	9%
Sales and marketing expense increased by $12.1 million, or 9%, for the three months ended January 31, 2025 compared to the same period of the prior year. This increase was primarily due to an increase of $11.1 million in personnel and related costs and $0.9 million in travel costs. The increase in personnel and related costs included increases of $3.8 million in salaries and related taxes, $2.5 million in commission expense, $2.3 million in employee benefits expense, and $1.9 million in stock-based compensation.

General and administrative

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
General and administrative	$42,222	$40,896	$1,326	3%
General and administrative expense increased by $1.3 million, or 3%, for the three months ended January 31, 2025 compared to the same period of the prior year. This increase was primarily due to increases of $0.8 million in software and equipment expense, $0.3 million in bad debt expense, and $0.2 million in legal and professional fees.
Other Income, Net
Interest expense

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(6,475)	$(6,368)	$(107)	2%
Interest expense remained relatively flat for the three months ended January 31, 2025 compared to the same period of the prior year.
Other income, net

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Other income, net	$15,184	$8,568	$6,616	77%
Other income, net increased by $6.6 million, or 77%, for the three months ended January 31, 2025 compared to the same period of the prior year. The increase was primarily due to $4.3 million in net foreign currency exchange activity and an increase of $2.2 million in interest and other investment income.
Provision for (Benefit from) Income Taxes

	Three Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Provision for (benefit from) income taxes	$21,127	$(200,328)	$221,455	(111)%
The provision for income taxes was $21.1 million for the three months ended January 31, 2025 compared to a benefit from income taxes of $200.3 million for the same period of the prior year. Our effective tax rate was 519% of our net income before income taxes for the three months ended January 31, 2025 and 828% of our net loss before income taxes for the three months ended January 31, 2024. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges.
The benefit from income taxes in the three months ended January 31, 2024 was driven by a release of a valuation allowance against U.S. federal and certain states’ deferred tax assets of $250.7 million. This did not reoccur during the three months ended January 31, 2025.
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

Comparison of Nine Months Ended January 31, 2025 and 2024
Revenue

	Nine Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Revenue
Subscription	$1,022,779	$865,622	$157,157	18%
Services	72,085	66,700	5,385	8%
Total revenue	$1,094,864	$932,322	$162,542	17%
Subscription revenue increased by $157.2 million, or 18%, for the nine months ended January 31, 2025 compared to the same period of the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 27% over the prior year and increased to 46% of total revenue for the nine months ended January 31, 2025 from 43% for the nine months ended January 31, 2024.
Services revenue increased by $5.4 million, or 8%, for the nine months ended January 31, 2025 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Nine Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue
Subscription	$210,493	$181,238	$29,255	16%
Services	71,595	60,970	10,625	17%
Total cost of revenue	$282,088	$242,208	$39,880	16%
Gross profit	$812,776	$690,114	$122,662	18%

Gross margin:
Subscription	79%	79%
Services	1%	9%
Total gross margin	74%	74%
Cost of subscription revenue increased by $29.3 million, or 16%, for the nine months ended January 31, 2025 compared to the same period of the prior year. This increase was primarily due to an increase of $30.9 million in cloud infrastructure costs, partially offset by a decrease of $1.8 million in third-party costs. Subscription gross margin was flat at 79% for the nine months ended January 31, 2025 compared to the same period of the prior year.
Cost of services revenue increased by $10.6 million, or 17%, for the nine months ended January 31, 2025 compared to the same period of the prior year. This increase was primarily due to increases of $5.8 million in personnel and related costs and $4.4 million in subcontractor costs. Gross margin for services revenue was 1% for the nine months ended January 31, 2025 compared to 9% for the same period of the prior year. The decrease in gross margin was primarily attributable to personnel and related costs and subcontractor costs growing at a higher rate than the growth in services revenue. As noted above, we continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Nine Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Research and development	$271,093	$248,000	$23,093	9%

Research and development expense increased by $23.1 million, or 9%, for the nine months ended January 31, 2025 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. This increase was primarily due to increases of $19.4 million in personnel and related costs and $3.7 million in cloud infrastructure costs related to our research and development activities. The increase in personnel and related costs included increases of $12.8 million in salaries and related taxes, $4.3 million in stock-based compensation, and $2.7 million in employee benefits expense, partially offset by a decrease in acquisition-related compensation of $1.1 million.
Sales and marketing

	Nine Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing	$455,380	$408,020	$47,360	12%
Sales and marketing expense increased by $47.4 million, or 12%, for the nine months ended January 31, 2025 compared to the same period of the prior year. This increase was primarily due to increases of $46.4 million in personnel and related costs. The increase in personnel and related costs included increases of $18.9 million in salaries and related taxes, $12.0 million in commission expense, $6.8 million in stock-based compensation, and $6.3 million in employee benefits expense.
General and administrative

	Nine Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
General and administrative	$128,980	$117,530	$11,450	10%
General and administrative expense increased by $11.5 million, or 10%, for the nine months ended January 31, 2025 compared to the same period of the prior year. This increase was primarily due to increases of $8.9 million in personnel and related costs, $1.2 million in software and equipment expense, $0.6 million in bad debt expense, and $0.4 million in other miscellaneous non-income based taxes. The increase in personnel and related costs included increases of $4.0 million in salaries and related taxes, $2.6 million in stock-based compensation, and $1.2 million in employee benefits expense.
Restructuring and other related charges

	Nine Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Restructuring and other related charges	$225	$754	$(529)	(70)%
Restructuring and other related charges decreased by $0.5 million for the nine months ended January 31, 2025 compared to the same period of the prior year due to lower employee-related severance and termination benefit charges.
Other Income, Net
Interest expense

	Nine Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(19,463)	$(19,023)	$(440)	2%
Interest expense remained relatively flat for the nine months ended January 31, 2025 compared to the same period of the prior year.

Other income, net

	Nine Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Other income, net	$35,498	$24,107	$11,391	47%
Other income, net increased by $11.4 million, or 47%, for the nine months ended January 31, 2025 compared to the same period of the prior year. The increase was primarily due to $6.9 million in interest and other investment income and $4.4 million in net foreign currency exchange activity.
Provision for (Benefit from) Income Taxes

	Nine Months Ended January 31,		Change
	2025	2024	$	%

	(in thousands)
Provision for (benefit from) income taxes	$64,866	$(181,926)	$246,792	(136)%
The provision for income taxes was $64.9 million for the nine months ended January 31, 2025 compared to a benefit from income taxes of $181.9 million for the same period of the prior year. Our effective tax rate was (241)% and 230% of our net loss before income taxes for the nine months ended January 31, 2025 and 2024, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges.
The benefit from income taxes in the nine months ended January 31, 2024 was driven by a release of a valuation allowance against U.S. federal and certain states’ deferred tax assets of $250.7 million. This did not reoccur during the nine months ended January 31, 2025.
See “Comparison of Three Months Ended January 31, 2025 and 2024 - Provision for (Benefit from) Income Taxes” for discussion related to the Netherlands’ valuation allowance.
Liquidity and Capital Resources
As of January 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.284 billion. Our cash, cash equivalents and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.083 billion as of January 31, 2025. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations in the future due to the investments we intend to make. As a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and marketable securities and cash from our future operations will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and macroeconomic conditions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or features, and the continuing market acceptance of our solutions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In July 2021, we issued long-term debt of $575.0 million, represented by our Senior Notes, and we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$179,189	$87,814
Net cash used in investing activities	$(148,011)	$(229,606)
Net cash provided by financing activities	$18,477	$28,601
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the nine months ended January 31, 2025 was $179.2 million, which resulted from adjustments for non-cash charges of $334.0 million, partially offset by net loss of $91.7 million and a net cash outflow of $63.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $192.2 million for stock-based compensation expense, $71.5 million for amortization of deferred contract acquisition costs, $56.2 million in deferred income taxes, and $10.0 million of depreciation and intangible asset amortization expense. The net cash outflow from changes in operating assets and liabilities resulted from a $67.0 million increase in deferred contract acquisition costs as our sales commissions increased due to increased business volume, a $39.7 million decrease in accounts payable, accrued expenses, and accrued compensation and benefits, a $15.6 million increase in prepaid expenses and other assets, and a $9.5 million decrease in operating lease liabilities. These outflows were partially offset by inflows from a $51.5 million decrease in accounts receivable, net and a $17.2 million increase in deferred revenue.
Net cash provided by operating activities during the nine months ended January 31, 2024 was $87.8 million, which resulted from net income of $102.8 million and adjustments for non-cash charges of $41.1 million, partially offset by net cash outflow of $56.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $176.3 million for stock-based compensation expense, $56.4 million for amortization of deferred contract acquisition costs, and $13.9 million of depreciation and intangible asset amortization expense. The effect of these factors was partially offset by $210.3 million for deferred income taxes primarily related to the release of a valuation allowance, net. The net cash outflow from changes in operating assets and liabilities was the result of an increase in deferred contract acquisition costs of $74.1 million as our sales commissions increased due to increased business volume, a net decrease of $22.3 million in accounts payable, accrued expenses and accrued compensation and benefits, a decrease of $9.1 million in operating lease liabilities, and an increase of $4.9 million in prepaid expenses and other assets. These outflows were partially offset by inflows from a decrease of $31.0 million in accounts receivable and a $23.2 million increase in deferred revenue.
Net Cash Used In Investing Activities
Net cash used in investing activities of $148.0 million during the nine months ended January 31, 2025 was primarily due to purchases of marketable securities of $388.8 million, partially offset by sales, maturities, and redemptions of marketable securities of $243.0 million.
Net cash used in investing activities of $229.6 million during the nine months ended January 31, 2024 was primarily due to the purchase of marketable securities of $358.3 million and business acquisitions, net of cash acquired, of $19.0 million, partially offset by cash provided by maturities of marketable securities of $150.2 million.
Net Cash Provided By Financing Activities
Net cash provided by financing activities of $18.5 million during the nine months ended January 31, 2025 was due to the proceeds from stock option exercises and ESPP purchases.
Net cash provided by financing activities of $28.6 million during the nine months ended January 31, 2024 was due to the proceeds from stock option exercises and ESPP purchases.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. Effective in February 2025, the Company increased its non-cancelable cloud hosting capacity commitments to $875.6 million over the next five years. There were no other material changes, outside the ordinary course of business, to our contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K.

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
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.288 billion as of January 31, 2025. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized foreign currency transaction losses of $1.5 million and $2.8 million for the nine months ended January 31, 2025 and 2024, respectively.
As of January 31, 2025, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $6.9 million on our cash, cash equivalents, restricted cash, and marketable securities balances.
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

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of January 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended January 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended January 31, 2025, the following director and officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On December 24, 2024, Ashutosh Kulkarni, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 20,000 of our ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) and terminates on the earlier of the date that all transactions under the trading arrangement are completed and December 24, 2025, subject to termination for certain specified events set forth in the plan.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined for purposes of Regulation S-K Item 408, during the last fiscal quarter.
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

Elastic N.V.

Date: February 27, 2025	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2025	By:	/s/ Eric Prengel
Eric Prengel
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)