Form 10-K
period 2025-04-30
Elastic N.V.
filed 2025-06-10
CIK 1707753

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
For the fiscal year ended April 30, 2025
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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of the ordinary shares on the New York Stock Exchange on October 31, 2024 (the last business day of the registrant’s second fiscal quarter), was approximately $8.3 billion.
As of May 31, 2025, the registrant had 105,534,887 ordinary shares, par value €0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 annual general meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2025.
2

i

General
Unless the context otherwise indicates, references in this report to the terms “Elastic,” “the Company,” “we,” “our” and “us” refer to Elastic N.V. individually and together with its consolidated subsidiaries.
All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended April 30 and the associated quarters, months and periods within those fiscal years. We refer to our fiscal year ended April 30, 2025 as “fiscal 2025,” to our fiscal year ended April 30, 2024 as “fiscal 2024,” and to our fiscal year ended April 30, 2023 as “fiscal 2023.”
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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our business strategy and our plan to build our business;
•the impact of macroeconomic conditions, including declining rates of economic growth, inflationary pressures, changing interest rates, changes in U.S. federal spending, evolving international trade policies and environments, and other conditions discussed in this report, on information technology (“IT”) spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations;
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
•customer acceptance and purchase of our existing offerings and new offerings, including expanding adoption of our cloud-based offerings;
•the impact of geopolitical conditions, including the evolving conflicts in the Middle East and Russia’s war with Ukraine, on our business and on the businesses of our customers and partners, including their spending priorities;
•the impact that increased adoption of consumption-based arrangements could have on our revenue or operating results;
•the impact of changes to our licensing of our products, particularly Elasticsearch and Kibana;
•our assessments of the strength of our solutions and products;
•our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches or incidents;
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
•sufficiency of our liquidity sources to meet our cash requirements for at least the next 12 months and thereafter;
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

Risk Factors Summary
The following is a summary of the key risks and uncertainties associated with our business, industry, and ownership of our ordinary shares. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more complete discussion of the risks and uncertainties we face, which are set forth in Part I, “Item 1A—Risk Factors” in this Annual Report on Form 10-K.
•If we do not appropriately manage our future growth or are unable to improve our systems and processes, our business and results of operations may be adversely affected.
•We have a history of losses and may not be able to achieve profitability on a consistent basis.
•Information technology spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations have been, and may continue to be, negatively impacted by current macroeconomic conditions, including declining rates of economic growth, inflationary pressures, increased interest rates, changes in U.S. federal spending, evolving international trade policies and environments, and other conditions discussed in this report, and by the evolving conflicts in the Middle East and Russia’s war with Ukraine.
•We may not be successful in our artificial intelligence initiatives, and ethical and regulatory issues relating to the use of AI in our offerings may result in new or enhanced governmental or regulatory scrutiny, reputational harm, damage to our competitive position, and liability.
•We and our third-party vendors are vulnerable to cybersecurity risks and incidents that may disrupt or damage our business.
•Our future growth, business, and results of operations will be harmed if we are not able to keep pace with technological and competitive developments, increase sales of our subscriptions to new and existing customers, renew existing customers’ subscriptions, respond effectively to evolving markets, offer high-quality support services, or maintain and enhance our brand.
•Our ability to grow our business will suffer if we do not expand adoption of, or realize expected return on investments in, our Elastic Cloud offerings.
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
•The sales prices of our offerings may decrease, and we expect our revenue mix to vary over time.
•We may not be able to attract and retain key employees or effectively develop and expand our sales, marketing, and customer support capabilities.
•We may not be able to realize the benefits of our marketing strategies, such as where we offer some of our product features free of charge and provide free trials to some of our paid features.
•Our international business exposes us to a variety of risks, and if we are not successful in sustaining and expanding our international business, we may incur additional losses and our revenue growth could be harmed.
•We are subject to risks associated with our receipt of revenue from sales to government entities.
•If our partners, including cloud providers, systems integrators, channel partners, referral partners, original equipment manufacturing (“OEM”) and managed service provider (“MSP”) partners, and technology partners fail to perform, or we are unable to maintain successful relationships with them, our ability to market, sell, and distribute our solution may be limited.
•Our decision to no longer offer Elasticsearch and Kibana under an open source license may harm the adoption of those products.
•We could be negatively impacted if the source code licenses under which some of our software is licensed are not enforceable.
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
•We could incur substantial costs as a result of any claim of infringement, misappropriation, or violation of another party’s intellectual property rights, including as a result of the indemnity provisions in various agreements.
•Our use of third-party open source software within our products could negatively affect our ability to sell our products and subject us to litigation.
•An investment in our company is subject to tax risks based on our status as a non-U.S. corporation.
•Any actual or perceived failure by us to comply with regulations or any other obligations relating to privacy, data protection, or information security could adversely affect our business.
•Our business is subject to a variety of government and industry regulations, as well as other obligations including compliance with export control, trade sanctions, anti-bribery, anti-corruption, and anti-money laundering laws.
•The market price for our ordinary shares has been, and is likely to continue to be, volatile.
•We may fail to meet our publicly announced guidance or other expectations about our business.
•The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, and the issuance of additional shares will dilute all other shareholders.
•Holders of our ordinary shares may not be able to exercise pre-emptive rights and may experience dilution upon future issuances of ordinary shares.
•Dutch law and our articles of association include anti-takeover provisions, and we do not comply with all suggested governance provisions of the Dutch Corporate Governance Code (“DCGC”).
•We do not intend to pay cash dividends in the foreseeable future.
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
•We may not benefit from our acquisition strategy.
•Our reputation or business could be negatively impacted by environmental, social, and governance (“ESG”) matters and our reporting of such matters.
•We may fail to maintain an effective system of disclosure controls and internal control over financial reporting.

PART I
Item 1. Business
Overview
Elastic, the Search AI Company, enables its customers to transform data into answers, actions, and outcomes with Search AI. While search technology revolutionized information retrieval through its ability to instantly return relevant results from massive datasets, it struggles when it comes to understanding context and generating insights. AI, on the other hand, excels at analyzing complex patterns and generating insights, but it lacks the ability to find and access specific information within vast data stores. Elastic’s Search AI Platform (“our platform”) combines the precision of search with the intelligence of AI to help our customers and community solve real-time business problems, unlock potential value, and achieve better outcomes. Our platform, available as either a cloud service or a self-managed software, allows our customers to find insights and drive AI and machine learning use cases from large amounts of data.
We offer three Search AI-powered solutions—Elasticsearch, Elastic Observability, and Elastic Security—that are built on our platform. We help organizations, their employees, and their customers find what they need faster, while keeping mission-critical applications and infrastructure running smoothly and protecting against cyber threats.
As digital transformation continues to drive mission-critical business functions to the cloud, we believe that every company must incorporate search AI capabilities across IT and line-of-business organizations to find the answers that matter from all of its data in real time and at scale.
Our platform is able to ingest data from any source, in any format, and perform search, analysis, and visualization of that data. With Elasticsearch at its core, our platform is a highly scalable document store and search engine, and is the unified data store for all of our solutions and use cases. Featuring a common, solution-agnostic user interface with powerful drag-and-drop visual analytics, centralized management capabilities, and the world's most downloaded open source vector database, our platform gives developers a full suite of sophisticated retrieval algorithms and the ability to integrate with large language models (“LLM”). It delivers the comprehensive set of capabilities developers need to build, maintain, and secure next-generation applications and services. In addition, our out-of-the-box solutions (Elastic Observability and Elastic Security) deliver fast time-to-value for common use cases and, paired with our developer-centric platform which is extensible and customizable, allow us to innovate quickly and differentiate our offerings at every level.
We make our platform available as a service across major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”), and Microsoft (“Azure”)) in more than 55 public cloud regions globally. Customers can also deploy our platform across hybrid clouds, public or private clouds, and multi-cloud environments.
Our business model is based primarily on a combination of paid service offerings (Elastic Cloud Hosted and Elastic Cloud Serverless) and free and paid proprietary self-managed software (Elastic Self-Managed). Our paid offerings for our platform are sold via subscription through resource-based pricing, and all customers and users have access to varying levels of features across all solutions. In Elastic Cloud, our family of cloud-based offerings, we offer various subscription tiers tied to different features. For users who download our software, we make some of the features of our software available free of charge, allowing us to engage with a broad community of developers and practitioners and introduce them to the value of our platform.
We believe in the importance of an open software development model, and we develop the majority of our software in public repositories under an open source GNU Affero General Public License v3 (“AGPL”) license, as well as under a proprietary license. Unlike some companies, we do not build an enterprise version that is separate from our free distribution. We maintain a single code base across both our self-managed software and Elastic-hosted services. All of these actions help us build a powerful commercial business model that we believe is optimized for product-driven growth. Elastic has always been committed to open source and an open development process with transparent and direct engagement with our community. The core of Elasticsearch and Kibana (a user interface) are open source under an AGPL license, and our open source code is housed in public repositories.
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

Our business has experienced rapid growth around the world. As of April 30, 2025, we had approximately 21,500 customers compared to approximately 21,000 customers and approximately 20,200 customers as of April 30, 2024 and 2023, respectively. Our total revenue was $1.483 billion, $1.267 billion, and $1.069 billion for the years ended April 30, 2025, 2024, and 2023, respectively, representing year-over-year growth of 17% for the year ended April 30, 2025 and 19% for the year ended April 30, 2024. Subscriptions accounted for 93% of our total revenue for the years ended April 30, 2025 and 2024, and 92% of our total revenue for the year ended April 30, 2023. Revenue from customers located outside the United States accounted for 44%, 42%, and 41% of our total revenue for the years ended April 30, 2025, 2024, and 2023, respectively.
We recorded a net loss of $108.1 million for the year ended April 30, 2025, a net income of $61.7 million for the year ended April 30, 2024, and a net loss of $236.2 million for the year ended April 30, 2023. We may incur net losses in the foreseeable future. Our net cash provided by operating activities was $266.2 million, $148.8 million, and $35.7 million for the years ended April 30, 2025, 2024, and 2023 respectively.
Our Products
Our products enable our customers and users to find relevant information and insights nearly instantly in large amounts of data across a broad range of business and consumer use cases.
Our platform includes a powerful set of solutions able to ingest and store data from any source, in any format, and perform search, analysis, and visualization, usually in milliseconds. Our platform can be used by developers and IT decision makers to power a variety of use cases. We also offer software solutions built on the Search AI Platform that address a wide variety of use cases. Our platform and each of our solutions (Elasticsearch, Elastic Observability, and Elastic Security) are designed to run in public or private clouds, in hybrid environments, or in multi-cloud environments.
Elastic’s Search AI Platform
At its core, our platform is powered by Elasticsearch—a distributed, real-time vector database and analytics engine and data store for all types of data, including textual, numerical, geospatial, structured, and unstructured. Our platform includes a user interface (known as “Kibana”) that is the visualization layer for data stored in Elasticsearch; this layer is also the management and configuration interface for all parts of our platform.
Elastic has spent years infusing its platform with a strong foundational suite of AI and machine learning capabilities—from support for external machine learning models to native vector search capabilities, supervised and unsupervised machine learning, and solution capabilities that improve search relevance and identify anomalies. Elastic enables organizations to integrate generative AI and large language models by building key capabilities into its products.
Paid features enable capabilities such as automating anomaly detection on time-series data at scale through machine learning, facilitating compliance with data security and privacy regulations, supporting search across low-cost cold and frozen data tiers, and allowing real-time notifications and alerts. The source code of features included as part of our platform is generally visible to the public in the form of “open source.”
Our Solutions
We have built a number of solutions into our platform to make it easier for organizations to use our software for common use cases. Our solutions include the following:
•Elasticsearch. Our search solution provides a powerful foundation for building search AI-powered applications. Key use cases for Elasticsearch include generative AI and retrieval-augmented generation, search applications, and foundational capabilities for building search experiences to support websites and portals, e-commerce, mobile app search, customer support, and workplace search.
•Elastic Observability. Our observability solution enables unified analysis across the IT ecosystem of applications, networks, and infrastructure. Observability includes log analytics, to search, analyze, and visualize petabytes of structured and unstructured logs; infrastructure monitoring, to gain visibility across cloud, on-premises, Kubernetes, serverless, and hosts; Application Performance Monitoring (“APM”), to stream native production-grade OpenTelemetry without proprietary agents, and gain broad language support to deliver insight to pinpoint code issues and debug faster; digital experience monitoring, to improve user experience with synthetic testing, real user monitoring (“RUM”), and uptime monitoring AI for IT operations (“AIOps”), always-on machine learning analysis that instantly surfaces anomalies, patterns, correlations, and root cause; and LLM observability, to track latency, errors, prompts, responses, usage, and costs for all major LLM services.

•Elastic Security. Our security solution provides unified protection to prevent, detect, and respond to threats. Our Search AI-driven security analytics solution includes Security Information and Event Management (“SIEM”), with integrations to network, host, user, and cloud data sources. Elastic Security enables investigations, incident management, shareable analytics, and workflow automation through Security Orchestration, Automation, and Response (“SOAR”); and extended protection within SIEM with third party integrations and first party protections for both Endpoint Security (prevention, detection, and response); and Cloud Security (cloud posture assessment, vulnerability management, and cloud workload protection).
Our Deployment Options
Our platform and our solutions can be deployed in public or private clouds, in hybrid environments, or in multi-cloud environments, to satisfy various user and customer needs. Elastic Cloud, our family of cloud-based offerings (inclusive of both Elastic Cloud Hosted and Elastic Cloud Serverless), is hosted on major public cloud providers. We also partner with other cloud providers that offer our software to users on their cloud platform as a hosted offering.
Users can also download and manage their own deployments of our platform and our solutions. To help with more complex deployment scenarios, we offer paid proprietary products to deliver centralized provisioning, management, and monitoring across multiple deployments.
Strengths of our Products
The strengths of our products include the following:
•Speed. Our platform can find matches for search criteria in milliseconds within even the largest structured and unstructured datasets. Its schemaless structure and inverted indices enable real-time search of high volumes of structured, unstructured, and time series data.
•Scale. Our platform is a distributed system and can scale. It has the ability to subdivide search indices into multiple pieces called shards, which enables data volume to be scaled horizontally and operations to be distributed across hundreds of systems or more. A developer running hundreds of nodes has the same user experience as a developer running a single node on a laptop.
•Relevance. Our platform uses multiple analytical techniques, including both traditional and AI-powered relevance techniques, to determine the similarity between stored data and queries, generating highly relevant results reflecting a deep understanding of text and context. Its sophisticated yet developer-friendly query language permits advanced search and analytics. Additionally, the speed of our platform permits query iteration, further enhancing the relevance of search results.
•Ease of Use. Our platform is engineered to take a user from data to dashboard or inquiry to insight in minutes. It offers an easy getting-started experience, featuring streamlined download and deployment, sensible defaults, a simple and intuitive query language, and no need to define a schema up front. Administrative tasks such as securing the platform are intuitive and integrated into the user experience, as are investigative tasks such as data visualization.
•Flexibility. Our platform is able to ingest, filter, store, search, and analyze data in any form, whether structured or unstructured. These capabilities enable our platform to generate insights from a wide variety of data sources for a broad range of use cases. The flexibility of our platform also enables users to begin using our products along with their existing systems, which lowers barriers to adoption.
•Extensibility. Our platform can be used by developers as a foundation for addressing a wide variety of use cases. Our open approach to building our platform empowers developers to innovate and utilize it to fit their specific needs. Additionally, our developer community actively engages with us to improve and expand our platform.

Our Growth Strategies
We pursue the following growth strategies:
•Extend our product leadership through continued investment in our technology. We continue to invest in our platform, solutions, and services to extend into new use cases, industries, geographies, and customers. We regularly deliver new and enhanced capabilities to our customers, such as the enhanced AI technology now integrated in our platform, through regular releases, to which everyone has access based on our subscription model. We continue to offer comprehensive Generative AI (“GAI”) capabilities in several key areas offering organizations tools and infrastructure to leverage GAI, including vector search capabilities, inference and retrieval APIs, embedding and relevance models, agentic workflows, data ingestion, data management, and domain-specific applications. We view our Search AI capabilities as a major competitive differentiator for our products and intend to continue to invest in additional features and functionality related to AI. We also recently released Elastic Cloud Serverless as an additional paid service offering for our customers. Our technology investments include foundational platform capabilities as well as solution enhancements for our target use cases.
•Increase product adoption by improving ease of use and growing our user community. With our engineering efforts focused on the user experience, we continue to develop software that makes our products easier to use and adopt for both developers and non-developers. We plan to continue to engage with developers globally to grow our user community through a wide range of touch points such as community meetups, global community groups, hackathons, our global events, our user conferences, which we call ElasticON, and engagement on our website, user forums, and code repositories.
•Expand our customer base by acquiring new customers. We engage our community and our partners to drive awareness and to invest in our sales and marketing team to grow our customer base. Through Elastic Cloud, we provide the fastest and easiest way to get started with a free trial. However, there is no free subscription tier in Elastic Cloud. Self-managed users can easily download our software directly from our website and access many features free of charge, which also facilitates adoption. We offer varied deployment options to cater to a wide range of customer use cases. Our sales and marketing team conducts campaigns to drive further awareness and adoption within the user community. As a result, many of our sales prospects, including those in executive-level conversations, are already familiar with our technology prior to entering into a commercial relationship with us. Additionally, we leverage our network of partners to drive awareness and expand our sales and marketing reach to target new customers.
•Expand within our existing customer base through new use cases and larger deployments. We continue to invest in helping users and customers be successful with our products. We view initial success with our products as a path to drive expansion to new use cases and projects and larger deployments within organizations. We often enter an organization through a single developer or a small team for an initial project or use case with an objective to quickly solve a technical challenge or business problem. Because of the rapid success with our products, knowledge of Elastic often spreads within an organization to new teams of developers, architects, IT operations personnel, security personnel, and senior executives, leading to more use cases for our products and solutions, and larger deployments at higher subscription tier levels.
•Increase usage of Elastic Cloud. As users and customers increasingly want to consume highly-scalable cloud solutions, we believe that Elastic Cloud continues to represent a significant growth opportunity. We plan to continue to invest resources in driving further innovation and increasing the adoption of Elastic Cloud. We recently launched a new Elastic Cloud Serverless offering that simplifies operational management of our platform, delivering easier onboarding and autoscaling across security, observability, and search solutions.
•Expand our strategic and regional partnerships. We continue to pursue partnerships to further the development of our platform and our customer reach. Our partners assist us in driving awareness of Elastic and our products, using our platform to address customer requirements, and extending our reach in geographic areas and verticals where we do not have a formal sales presence.
•Selectively pursue strategic acquisitions. We intend to continue to pursue acquisitions selectively. Since inception, we have selectively pursued strategic acquisitions to drive product and market expansion. The focus of our most recent acquisitions has been to enhance the technology underlying our Security and Observability offerings.

Customers
Organizations of all sizes, across many industries, including enterprises, educational institutions and government entities, purchase our products for a variety of use cases. As of April 30, 2025, we had approximately 21,500 customers compared to approximately 21,000 and approximately 20,200 customers as of April 30, 2024 and 2023, respectively. One customer, a channel partner, accounted for 12% of total revenue for the year ended April 30, 2025 and 11% of total revenue for the year ended April 30, 2024. No customer accounted for 10% or more of our total revenue for the year ended April 30, 2023.
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
Research and Development
We intend to continue to invest in our research and development capabilities to extend our products. Research and development expense totaled $365.8 million, $342.0 million, and $313.5 million for the years ended April 30, 2025, 2024, and 2023, respectively. We plan to continue to devote significant resources to research and development.
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
Our software development process is based on iterative releases of our platform. We are organized in small functional teams with a high degree of autonomy and accountability. Our distributed and highly modular team structure and well-defined software development processes also allow us to successfully incorporate acquired technologies.
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
Partners
We maintain partner relationships that help us market and deliver our products to our customers and complement our community. Our partner relationships include the following:

•Cloud providers. We work with many of the major cloud providers to increase awareness of our products and make it easy to access our software. We partner with Amazon, Google, and Microsoft to offer Elastic Cloud on AWS, GCP, and Microsoft Azure, respectively, through direct purchase from us or their respective marketplaces. We also partner with other cloud providers to offer our free and paid proprietary features to users on their cloud platforms.
•Systems integrators, channel partners, and referral partners. We have a global network of systems integrators, channel partners, and referral partner relationships that help deliver our products to business and government customers around the world.
•OEM and MSP partners. Our OEM and MSP partners embed an Elastic subscription into the products or services they offer to their customers. OEM and MSP partners are able to include Elastic’s proprietary features in their product, receive ongoing support from Elastic for product development, and receive support for end customer issues related to Elastic.
•Technology partners. Our technology partners collaborate with Elastic to create a standardized solution for end users that includes technology from both Elastic and the partner. Technology partners represent a deeper collaboration than community contributions and are distinct from distribution-oriented relationships like OEM and MSP partners.
•AI ecosystem. Our AI ecosystem provides customers with a curated, comprehensive set of AI technologies and tools integrated with the Elasticsearch vector database, designed to speed time-to-market, ROI delivery, and innovation. The Elastic AI Ecosystem includes integrations with Anthropic's Claude, Cohere, Confluent, Dataiku, DataRobot, Galileo, Hugging Face, LangChain, LlamaIndex, Mistral AI, NVIDIA, OpenAI, Protect AI, RedHat, Vectorize.io, and Unstructured, along with all of the major hyperscalers, consisting of Amazon Web Services (AWS), Google Cloud, and Microsoft.
Services
We offer consulting and training to assist customers in accelerating their success with our software. Our consulting team consists of engineers and architects who bring hands-on experience and deep technical knowledge to a project. Our training offerings enable our users to gain the skills necessary to develop, deploy, and manage our software.
Customer Support
We endeavor to make it easy for users to download, install, deploy, and use our platform and our solutions. Our user community enables users to engage in self-help and collaboration.
However, in many situations, such as those involving complex enterprise IT environments, large deployments, and novel use cases, our users require our support. Accordingly, we include support as part of the subscriptions we sell for our products. Our global support organization consists of engineers who provide technical support services including troubleshooting, technical audits, cluster tuning, and upgrade assistance. Our support team is globally distributed and provides coverage 24 hours per day, 365 days per year, across multiple languages.
We do not sell support independently and, as such, it is only available for customers who license one or more of our product offerings.
Our Technology
Our platform consists of our three solutions (Elasticsearch, Elastic Observability, and Elastic Security), and software that supports our various deployment alternatives. Because our solutions are built on top of a common platform, innovations and new capabilities in our platform may benefit many of our solutions. Our customers can customize and extend our solutions to fit their needs by leveraging the power of our platform and our developer capabilities.
Technology Features of Elastic’s Search AI Platform
Key features of our platform include the following:
•Storage of any type of data. Our platform combines powerful parts of traditional search engines, such as an inverted index to power fast full-text search and a column store for analytics, with native support for a wide range of data types, including text, dates, numbers, geospatial data, date/numeric ranges, and IP addresses. With sensible defaults, and no upfront schema definition necessary, our platform makes it easy to start with simple storage solutions and fine-tune them as datasets grow.

•Vector database. Elasticsearch is the most downloaded, open source vector database, allowing users to create, store, and search vector embeddings at scale. By adding the ability to combine text and vector search for hybrid retrieval—and filtering, ranking, and re-ranking capabilities to deliver the most relevant results—we go beyond traditional vector databases. Elastic has the only platform with Better Binary Quantization to reduce the memory required without sacrificing accuracy, and provide native integrations to the leading AI providers.
•Retrieval Augmented Generation (“RAG”). Customers use Elasticsearch to build generative AI applications on private data. RAG enables them to ground LLMs on a specific corpus of data without needing to train or fine-tune models. Elasticsearch excels at producing the most relevant context for grounding LLMs using RAG, while also delivering enterprise-grade security based on document and field-level permissions that ensure data privacy and security. When using RAG with Elastic, customers also benefit from built-in tools and models that cover the entire RAG workflow from ingest and inference to retrieval and LLM integration, giving developers everything they need to build RAG-based applications.
•Machine learning, AI, and alerting. Machine learning capabilities such as anomaly detection, forecasting, and categorization are a tightly integrated part of our platform so as to automatically model the behavior of data, such as trends and periodicity, in real time, to identify issues faster, streamline root cause analysis, and reduce false positives. Without these capabilities, it can be very difficult to identify issues such as infrastructure problems or intruders in real time across complex, high-volume, fast-moving datasets. In the last few years, we have also added native support for vector search and model management for advanced machine learning models.
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
•Developer centricity. Elasticsearch has consistent, well-documented application programming interfaces (“APIs”) that work the same way on one node during initial development as on a hundred nodes in production. Elasticsearch also ships with a number of language clients that provide a natural way to integrate with a variety of popular programming frameworks, reducing the learning curve, and leading to a shorter time to realizing value.
•High speed. Everything stored in Elasticsearch is indexed by default, so users do not need to decide in advance what queries they will want to run. Our architecture optimizes throughput, time-to-data availability, and query latency. Elasticsearch can index millions of events per second, and newly added data can be available for search nearly instantly.
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
•Security. Security features give administrators the rights to grant specific levels of access to their various types of users, such as IT, operations, and application teams. Elasticsearch serves as the central authentication hub for our entire platform. Security features include encrypted communications and encryption-at-rest; role-based access control; single sign-on and authentication; field-level, attribute-level, and document-level security; and audit logging.
Kibana, our platform’s user interface, allows users to manage our platform and to visualize data. Additionally, the interfaces for many of our solutions (e.g., Elastic Observability and Elastic Security) are built into this interface. Key features of our user interface include the following:
•Exploration and visualization of stored data. Our platform’s user interface provides interactive data views, visualizations, and dashboards powered by structured filtering and unstructured search to enable users to get to answers more quickly. Diverse user needs are supported by a variety of data visualization types, such as simple line and bar charts, purpose-built geospatial and time series visualizations, tree diagrams, network diagrams, heatmaps, scatter plots, and histograms.

•Incorporation of advanced analytics and machine learning from Elasticsearch. Our platform’s user interface query, filtering, and data summarization capabilities reflect Elasticsearch’s powerful query domain-specific language and aggregation framework while making it interactive.
•Management of the Search AI Platform. Our user interface illustrates the health of our platform’s various components and provides timely alerts to notify administrators of any problems. Its central management user interfaces make it easier to operate our platform at scale.
•Home for solutions. Our user interface is where our users and customers access our three solutions: Elasticsearch, Elastic Observability, and Elastic Security. It provides core services, like security, alerting, and data visualization components, which make it easy for users to discover all of the capabilities our platform and solutions provide.
•Application framework. Our user interface is designed to be extensible. Users interested in a highly specialized visualization type not distributed by default can customize experiences and make these customizations available to the community. Dozens of customizations have been shared by the community via Elastic documentation and code sharing platforms such as GitHub.
Technology Features of our Solutions
Our solutions are designed to minimize time-to-value and deployment costs of using our platform for common use cases. The functionality of our solutions often includes specialized data collection, through standardized APIs or custom agents, and custom user interfaces for specific data analytics, visualizations, workflows, and actions.
Elasticsearch gives users the tools to improve customer search experiences quickly and scale them seamlessly.
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
Elastic Observability monitors the IT ecosystem of applications, services, and infrastructure to deliver actionable insights into performance and availability.
•Log analytics. Index, search, and analyze structured and unstructured logs at large scale to monitor the health and performance of an organization’s services, infrastructure, and applications. Users can analyze and visualize information extracted from logs to understand system behavior and trends to optimize performance and preemptively address potential issues. By querying logs in ad hoc ways, users can triage, troubleshoot, and resolve performance issues.
•Infrastructure monitoring. With 400+ out-of-the-box integrations and automatic import, users gain visibility across cloud, Kubernetes, serverless, on-premises, and hosts. Intuitive visualizations and quick analysis supported by out-of-the-box machine learning and preconfigured dashboards allow users to troubleshoot faster, as well as measure performance targets for services such as availability, latency, traffic, and errors using Service Level Objectives (“SLO”).
•APM. OpenTelemetry-based APM delivers insights into application performance at the code level. Users can instrument apps and see the lifecycle of a transaction across services from front end to back end. This can give developers confidence in the code they ship, and can give operational teams visibility into code-level errors and performance bottlenecks to accelerate root cause analysis and resolution during an investigation.
•Digital experience monitoring. Customers and users can identify problem areas and improve the overall experiences of their end users as they navigate their digital assets. With synthetic monitoring, customers can track and monitor the availability of the hosts, websites, services, and application endpoints that support business operations. Through proactive monitoring with synthetic monitoring and RUM, customers can detect troublesome components before they are reported by end users.

•AIOps. Always-on machine learning analysis instantly surfaces anomalies, patterns, correlations, and root causes. AI Assistant and advanced machine learning enable interactive natural language chat experience that integrates with enterprise knowledge bases to quickly resolve issues.
•LLM observability. LLM observability tracks costs, latency, errors, and dependencies of LLMs while ensuring safety and reliability.
Elastic Security delivers unified protection to prevent, detect, and respond to a variety of threats across the IT ecosystem.
•SIEM. Elastic delivers fast, scalable detection and investigation across cloud, network, endpoint, user, and third-party data. Security data is normalized using Elastic Common Schema (“ECS”) and enriched to provide relevant context for analysis. Analysts can search across all data, pivot during investigations, and review activity using timeline views and built-in case tracking. AI-assisted features help identify related alerts and prioritize what matters most. The platform is open and accessible, giving teams full control over their data and the flexibility to adapt detections and workflows. Built-in SOAR capabilities streamline response by automating alert forwarding, case creation, and workflow integrations with external tools, reducing manual effort without switching platforms.
•Endpoint security. Elastic Security includes endpoint detection and response capabilities integrated directly into the SIEM. These capabilities detect and block ransomware, fileless attacks, and hands-on-keyboard activity—even on isolated hosts. Endpoint data, whether native or from third-party tools, can be analyzed alongside other telemetry to provide context and trigger automated response actions across systems.
•XDR. Elastic delivers XDR capabilities by correlating data across endpoints, cloud, network, and user activity, all within the SIEM. Prebuilt rules, machine learning jobs, and AI-driven analytics help detect multi-stage attacks that cross domains. By analyzing native and third-party telemetry together in one interface, Elastic reduces investigation time and eliminates context switching.
•Cloud security. Elastic provides cloud detection and response capabilities directly within the SIEM, giving security teams visibility into activity across multi-cloud environments. It combines cloud workload monitoring with posture and vulnerability context. Native telemetry from cloud providers and findings from third-party CSPM tools can be ingested and analyzed together, helping teams connect misconfigurations to real-time threats. This unified view across accounts and providers reduces blind spots and speeds up response to risks in modern cloud environments.
Community
Elastic has always been committed to an open development process with transparent and direct engagement with our community. Our team extends beyond our employee base and includes all the users who download our software. Our users interact with us on our website forums and on X (formerly known as Twitter), GitHub, Stack Overflow, Quora, Facebook, and other platforms.
To build products that best meet our users’ needs, we focus on, and invest in, building a strong community. Each download of our platform is a new opportunity to educate our next contributor, hear about a new use case, explore the need for a new feature, or meet a future member of the team. Community is core to our identity, binding our products closely together with our users. Community gives us the ability to get their candid feedback, creating a direct line of communication between our users and the builders of our products across all of our features—including both free and paid capabilities—and enabling us to make our products simpler and better.
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
Competition
Our market is highly competitive, quickly evolving, fragmented, and subject to rapid changes in technology, shifting customer needs, and frequent introductions of new offerings. Our principal competitors include:
•For Elasticsearch and other platform use cases: offerings such as Apache Solr (open source offering), Lucidworks Fusion, and MongoDB Atlas, and search tools including Algolia, Coveo, Google, Pinecone, and Microsoft Azure Cognitive Search.

•For Elastic Observability: software vendors with specific observability solutions, such as AppDynamics (owned by Cisco Systems), Datadog, Dynatrace, New Relic, and Splunk (owned by Cisco Systems).
•For Elastic Security: security vendors such as Azure Sentinel (by Microsoft), CrowdStrike, Google SecOps, Palo Alto Networks. and Splunk (owned by Cisco Systems).
•Certain cloud hosting providers and managed service providers, including AWS, which offer products or services based on a forked version of our platform. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
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
•adoption of products by many types of users and decision makers (including developers, architects, DevOps personnel, IT professionals, security analysts, and departmental and organizational leaders);
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
Intellectual Property
We rely on a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures to safeguard our core technology and other intellectual property assets. In addition, we maintain a policy requiring our employees, contractors, and consultants to enter into confidentiality and invention assignment agreements. As of April 30, 2025, we had a number of active patents, issued in both the United States and outside of the United States, with expirations ranging from 2031 to 2042. In addition, as of April 30, 2025, we had numerous U.S. and international trademark registrations.

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
In addition, our technology incorporates software components licensed to the general public under open source software licenses such as the Apache Software License Version 2.0 (“Apache 2.0”) and other permissive licenses. We obtain many components from software developed and released by contributors for independent open source components of our technology. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute our platform. As a result, open source development and licensing practices can limit the value of our software copyright assets.
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
Human Capital Management
We believe that our employees (whom we call “Elasticians”) and our culture are vital to Elastic’s long-term success. We support both with human capital management efforts focused on:
•Attracting, engaging and retaining a talented employee base that values different perspectives, experiences, and backgrounds
•Facilitating strong employee engagement
•Promoting continuous employee learning and development
•Providing a comprehensive total rewards package that seeks to offer fair and consistent pay practices with an emphasis on employee well-being
Our management regularly updates our board of directors and its committees on human capital trends and employee-focused activities and initiatives.
As of April 30, 2025, we had a total of 3,537 employees in over 40 countries globally. None of our U.S. employees are represented by a labor union. In certain countries, we have works councils or follow statutory requirements for employee representation through industry-wide collective bargaining agreements.
Distributed Workforce
Elastic originated as a distributed company and continues to be distributed by design. We have built our processes, systems, and teams so that employees can generally perform their jobs without needing to be physically present in the same room—or even in the same time zone—as their colleagues. Just as distributed systems are more resilient, we believe that a distributed workforce helps build a strong company that can scale and adapt as new challenges arise. Our distributed model also expands our reach, broadening our ability to attract talent across regions.
Culture and Values
At the core of our culture is our “Source Code”—a shared set of ideas that guide our approach to business with an emphasis on delivering value for our customers while providing flexibility and balance for our employees, empowering them to be their whole, creative selves.
We endeavor to be an employer of choice and strive to sustain a sense of inclusion and belonging among all employees with programs designed to foster community and an appreciation for the unique experiences and perspectives represented across Elasticians globally. We are committed to ensuring that our employees have a voice and the opportunity to share their ideas and insights. We formally seek employee feedback through regular employee experience surveys, and the results of these surveys are reviewed at the company, functional, team, and manager level.
We support the continuous learning and development of all Elasticians through programs that develop skills for individual contributors, leaders of others, and leaders of the business. We deliver learning and development both through on-demand virtual learning and programs for specific teams or groups of emerging leaders. To promote and reinforce our high standards of ethics and integrity throughout the entire company, we require all employees to acknowledge their compliance with our Code of Business Conduct and Ethics and complete mandatory training on this code, and on whistleblowing, anti-harassment, discrimination, anti-retaliation, and other key policies and standards.

Total Rewards
We aim to provide all our employees with a total rewards package that is market-competitive, emphasizing global consistency and local relevance. We are committed to fair pay without regard to gender, race, or ethnicity. We partner with an external firm to conduct pay equity analysis on a regular basis using established job groupings and control factors to promote appropriate comparisons. We provide benefit programs designed to enable employees to meet their well-being goals, from starting a family to being at their physical and emotional best.
Through our Elastic Cares program, our employees can support the charitable organizations that matter most to them on a local and global level. This program encompasses donation matching, our nonprofit organization program which provides our technology for free to certain nonprofit organizations, and our volunteer time-off initiative.
Government Regulations
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Our compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have material impacts on our business. See Item “1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of these potential impacts.
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
We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the U.S. Securities and Exchange Commission (“SEC”), press releases, public conference calls, our website (www.elastic.co), the investor relations section of our website (https://ir.elastic.co), our blog (www.elastic.co/blog), and/or social media, including our account on X (https://x.com/elastic), our Facebook page (www.facebook.com/elastic.co), and/or LinkedIn account (www.linkedin.com/company/elastic-co) to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. This list may be updated from time to time.
We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business, industry and ownership of our ordinary shares is set forth below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that could adversely affect our business, financial condition, operating results and prospects.

Risks Related to our Business and Industry
Our business and operations have experienced rapid growth, and if we do not appropriately manage our future growth or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects may be adversely affected.
We have experienced rapid growth and increased demand for our offerings. The growth and expansion of our business and offerings place a significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to leverage, develop and retain qualified employees effectively enough to realize our growth plans. Any failure by us to continue to improve our information technology and financial infrastructure, our operating and administrative systems, our relationships with our partners and other third parties, and our ability to manage headcount and processes in an efficient manner could result in increased costs, negatively affect our customers’ satisfaction with our offerings, and harm our results of operations.
We have a history of losses and may not be able to achieve profitability on a consistent basis.
We incurred net losses of $108.1 million and $236.2 million for the years ended April 30, 2025 and 2023, respectively, and have incurred losses in all but one of our prior fiscal years since our inception. As a result, we had an accumulated deficit of $1.100 billion as of April 30, 2025. Although we had net income of $61.7 million for the year ended April 30, 2024, we may incur net losses in future years. Our operating expenses will continue to increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities and other operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently expect, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline because of slowing demand for our offerings, increasing competition, economic downturns, or other factors, including as a result of rising rates of inflation and other macroeconomic events. You should not consider our revenue growth in prior periods as indicative of our future performance. Any failure by us to continue to increase our revenue and grow our business could prevent us from achieving profitability at all or on a consistent basis.
Unfavorable or uncertain conditions in our industry or the global economy or reductions in information technology spending, including as a result of adverse macroeconomic conditions, international trade policies, or geopolitical conflicts, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current, future, or sustained economic uncertainties or downturns, whether actual or perceived, could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and in international markets, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade policies, changes in inflation, foreign exchange and interest rate environments, recessionary fears, supply chain constraints, energy costs, political instability and conflict, natural catastrophes, warfare, infectious diseases and terrorist attacks, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. For example, inflation rates recently reached levels not seen in decades and have continued to create economic volatility as governments adjust interest rates in an attempt to manage the inflationary environment, which may further lead to our customers tightening their technology expenditures and investment. Further, the evolving conflicts in the Middle East and Russia’s war with Ukraine could continue to have significant negative macroeconomic consequences, including on the businesses of our customers, which could negatively impact their spending on our offerings.
Heightened global economic uncertainty and changes in economic conditions, including in international trade relations, legislation and regulations (including those related to trade policies, and taxation), enforcement priorities, or economic and monetary policies, could result in heightened diplomatic tensions or political and civil unrest, among other potential impacts, may have an adverse effect on the global economy as a whole and on our business, or may require us, our customers, and other stakeholders to significantly modify current business practices. Any further disruptions or other adverse developments, or concerns or rumors about any such events or similar risks, in the financial services industry, both in the United States and in international markets, may lead to market-wide liquidity problems and may impact our or our customers’ liquidity and, as a result, negatively affect the level of customer spending on our offerings.

As a result of the foregoing conditions, our revenue may be disproportionately affected by longer and more unpredictable sales cycles, delays or reductions in customer consumption or in general information technology spending, and further impacts of changing foreign exchange rates. Further, current and potential customers may choose to develop in-house software as an alternative to using our paid products. These factors could increase the amount of customer attrition we have experienced recently and further slow consumption and overall customer expenditure. Moreover, competitors may respond to market conditions by lowering prices. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.
We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make, continued investments to integrate AI and machine learning technology into our offerings, including increasing our technical operations and engineering in these applications. Rapid technological progress in the industry regarding new and emerging AI technologies, such as generative AI, may require additional investment in the development, integration, and maintenance of our product offerings, as well as the development of appropriate technical protections and safeguards to maintain a responsible and ethical AI framework. These requirements may add costs and could increase our expenses as we continue to expand the breadth of use and applications of AI technologies, including generative AI, further into our product offerings, or to address changes to AI technologies, frameworks, or regulations. In addition, we may incur substantial costs in our sales and marketing efforts to promote and sell our offerings based on AI technologies, including costs for branding, product promotion, and demand generation, as well as for technical training, training material generation, and investments in resources for our sales personnel and partners. Despite such investments in building our product offerings and in sales and marketing, our product offerings may not be adopted by customers. We may not achieve significant revenue directly related to all of our AI-related initiatives for several years, if at all.
Further, AI presents risks, challenges, and unintended consequences that could affect our ability to continue to incorporate the use of AI successfully in our business and solutions in new ways. Further, given the complex nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Competitors may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our financial results. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions, which could undermine confidence in the decisions, predictions, analysis, or other content that our AI-related initiatives produce. Any of the foregoing could adversely affect our business, reputation, or financial results.
Ethical and regulatory issues relating to the use of AI and similar evolving technologies in our offerings may result in new or enhanced governmental or regulatory scrutiny, reputational harm, damage to our competitive position, and liability.
We view our continued investment in AI and generative AI research and development as an opportunity to enhance our products and services, strengthen our competitive advantage, and contribute to the responsible advancement of AI and generative AI technology. While we aim to do so in a responsible manner, the use of AI and generative AI in our products and services presents ethical and legal risks to our business, financial condition, and results of operations. If our use of AI becomes controversial, we may experience loss of user trust, as well as brand or reputational harm, competitive injury, or legal liability. The use of AI technologies also could expose us to an increased risk of cybersecurity threats and incidents and claims or other adverse effects from infringements or violations of intellectual property or other regulated activity. Our use of such technologies could increase the risk of exposure of our or other parties’ proprietary confidential information, or other confidential or sensitive information, to unauthorized recipients, including inadvertent disclosure of confidential or sensitive information into publicly available third-party training sets. Such risks related to the use of AI could, whether directly or indirectly, harm our results of operations, competitive position and business.
AI is the subject of evolving review by various domestic and international governmental and regulatory agencies, including the SEC and the Federal Trade Commission (“FTC”), and laws, rules, directives, and regulations governing the use of AI, such as the EU Artificial Intelligence Act, are changing and evolving rapidly. We may not always be able to anticipate how to respond to these legal frameworks for AI use and we may have to expend resources to adjust or audit our products and services in certain jurisdictions, especially if the legal frameworks are not consistent across jurisdictions. Any failure or perceived failure by us to comply with laws, rules, directives, and regulations governing the use of AI could have an adverse impact on our business.

If we experience a security incident, or unauthorized access to or other unauthorized processing of confidential information, including personal data, otherwise occurs, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.
In the normal course of our business, we receive, collect, manage, store, transmit and otherwise process large amounts of proprietary information and confidential data, including personal data and other sensitive information, relating to our operations, products, customers, and business partners. Any cybersecurity incident affecting our networks, systems or those on which we rely could result in our loss of confidential information, including personal data, disruption to our operations, significant remediation costs, lost revenue, increased insurance premiums, damage to our reputation, litigation, regulatory investigations, fines, or other liabilities. We face sophisticated and evolving cyber threats from individual hackers, criminal groups, and state-sponsored organizations, as well as risks that employees, contractors or other insiders, particularly those with connectivity to our systems, may introduce vulnerabilities into our environments, facilitate a cyber attack, or take action to misappropriate our intellectual property and proprietary information.
As a provider of security solutions, we provide security services to many entities that are frequently and intensively targeted by some cyber threat actions, such as U.S. government agencies, defense contractors, and non-U.S. governments. Our work protecting these entities increases the likelihood that we may be targeted by nation-state actors, including those from countries with a history of conducting cyber operations against such organizations. We have been and may continue to be specifically targeted by threat actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry continues to see a large volume of unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. Attempted cyber attacks of our systems can deploy such malicious techniques, among others, as phishing, ransomware, credential stuffing, distributed denial of service, network intrusions, malware, domain name system spoofing, exploitation of zero-day vulnerabilities, and structural query language injection. While our security systems and controls have successfully protected us against, and mitigated the impacts of, many past attacks of this nature, we expect that we will experience similar incidents in the future.
If our security measures are compromised, we may face a loss in intellectual property protection, our data, or our customers’ data, and our reputation may be damaged, our business may suffer, and we could be subject to claims, demands, regulatory investigations, and other proceedings and indemnity obligations and otherwise incur significant liability. Even the perception of inadequate security or an inability to maintain security certifications, maintain a security program in line with industry standards, or to comply with our customer or user agreements, contracts with third-party vendors or service providers, or other contracts may damage our reputation, cause a loss of confidence in our security solutions and negatively affect our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security incident, and we may face difficulties or delays in identifying and responding to any cybersecurity incident. If our systems or networks or those on which we rely suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely produce, distribute, invoice and collect payments for our products and services.
In addition, many of our customers may use our software for processing their confidential information, including business strategies, financial and operational data, personal information and other related data. As a result, unauthorized access to or use of our software or such data could result in the loss, compromise, corruption or destruction of our customers’ confidential information. Such access or use could also hinder our ability to obtain and maintain information security certifications that support customers’ adoption of our products and our retention of those customers. We expect to continue incurring significant costs in connection with our implementation of administrative, technical, and physical measures designed to protect the integrity of our customers’ data and prevent data loss, misappropriation, and other security incidents.
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. There have been and may continue to be significant supply chain attacks generally, and our third-party vendors and service providers may be targeted or affected by such attacks and other efforts to exploit cybersecurity vulnerabilities. Our ability to monitor our third-party vendors and service providers’ data security is limited. Threat actors may be able to circumvent those security measures and gain unauthorized access to, or cause misuse, disclosure, loss, destruction, or other unauthorized processing of, our and our customers’ data, including sensitive and personal information. Further, threat actors may attempt to deploy malicious code to users of the open source libraries leveraged by our products, which could negatively affect us and those users.
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react to them in a timely manner, or implement adequate preventative measures. Because of the complexity and interconnectedness of our systems and networks and those on which we rely, the process of upgrading or patching our protective measures could itself create a risk of cybersecurity intrusions or system disruptions, including for customers who rely upon, or have exposure to, such systems and networks.

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
We derive a significant portion of our revenue from renewals of existing subscriptions, although our customers may choose not to renew their subscriptions upon completion of the contract term. Our subscriptions for self-managed deployments typically range from one to three years, while many of our Elastic Cloud customers purchase subscriptions either on a month-to-month basis or on a committed contract of generally one to three years in duration.
Decisions by our customers concerning whether to renew their contracts depend on a number of factors, including their budgets, their satisfaction with our products and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of product outages, our product uptime or latency, and the pricing of our products or competing products. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less financially advantageous to us. If our existing customers do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline.
Our revenue growth rate may decline or even become negative if we are unable to increase sales of our subscriptions to new customers, sell additional subscriptions to our existing customers, or expand the value of our existing customers’ subscriptions.
We offer certain features of our products with no payment required. Customers purchase subscriptions to gain access to additional functionality and support. Our future success depends on our ability to sell our subscriptions to new customers, including to large enterprises, and to expand the deployment of our offerings with existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions. Our ability to sell new subscriptions depends on a number of factors, including the prices of our offerings, the prices of products offered by our competitors, and the budgets of our customers. We also face difficulty in displacing the products of incumbent competitors. In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our existing customers purchase additional subscriptions and expand the value of existing subscriptions depends upon customers’ level of satisfaction with our offerings, the nature and size of the deployments, the desire to address additional use cases, the perceived need for additional features, and general economic conditions. If our existing customers do not purchase additional subscriptions or expand the value of their subscriptions, our Net Expansion Rate may decline. We rely in large part on our customers to identify new use cases for our products in order to expand such deployments and grow our business. If our customers do not recognize the potential of our offerings, our business would be materially and adversely affected. If our efforts to sell subscriptions to new customers and to expand deployments with existing customers are not successful, our total revenue may decline and revenue growth rate may decline or even become negative, and our business could suffer.

Our ability to grow our business may suffer if we are unable to expand adoption of or realize expected return on investments in our Elastic Cloud offerings.
We believe that we must offer cloud-based products to address the market segment that prefers a cloud-based solution, and that our future success will depend significantly on the growth in adoption of Elastic Cloud, our family of cloud-based offerings. For the years ended April 30, 2025, 2024, and 2023, Elastic Cloud contributed 46%, 43%, and 40% of our total revenue, respectively. As the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption, and retention rates of our cloud-based offerings. We have incurred and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have entered into non-cancelable multi-year cloud hosting capacity commitments with some third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. Further, as our cloud offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Demand for these offerings could decrease for reasons within or outside of our control, including, among other factors, lack of customer acceptance, technological challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy concerns, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market, or deliver cloud-based offerings that satisfy customer requirements technically or commercially, if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition, and results of operations may be harmed.
Our operating results are likely to fluctuate from quarter to quarter, and our financial results in any one quarter should not be relied upon as indicative of future performance.
Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flows and deferred revenue, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. These variations may be further impacted as more of our Elastic Cloud customers adopt consumption-based arrangements or as Elastic Cloud customers already on consumption-based arrangements adjust their usage in response to the current macroeconomic environment. These variations may also be impacted by internal reorganizations, including reassignment of personnel to new roles or to new sales territories. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include the risks and uncertainties described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Fluctuations in our results could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially and result in costly lawsuits, including securities class action suits against us, which could have an adverse effect on our business.
Seasonality in our sales cycle causes fluctuations in our results of operations.
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
Because we recognize revenue under a consumption-based arrangement based on actual customer consumption, we do not have the same ability to predict the timing of revenue recognition as we do under subscription arrangements in which revenue is recognized on a predetermined schedule over the subscription term. Moreover, customers may consume our products at a different pace than we expect. For example, we have experienced and, if adverse economic conditions persist, may continue to experience slowing consumption as customers look to optimize their usage. Additionally, we have seen and may continue to see newer customers increase their consumption of our solutions at a slower pace than our more tenured customers. For these reasons, our revenue may be less predictable or more variable than our historical revenue, and our actual results may differ materially from our forecasts.

If we are not able to maintain and enhance our brand, especially among developers and executives with budgetary control, our ability to expand our customer base will be impaired and our business and operating results may be adversely affected.
We believe that developing and maintaining widespread awareness of our brand, especially with developers and executives with budgetary control within their organizations, is critical to achieving widespread acceptance of our software and attracting new users and customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capability from competitive products. Brand promotion activities may not generate user or customer awareness or increase revenue. Even if they do increase revenue, any such increase may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in our ElasticON user conferences and similar investments in our brand, user engagement, and customer engagement may not generate the desired customer awareness or a sufficient financial return. If we fail to successfully promote and maintain our brand, we may fail to attract or retain users and customers necessary to achieve the widespread brand awareness that is critical for broad customer adoption of our products, which would adversely affect our business and results of operations.
We may not be able to compete successfully against current and future competitors.
The market for our products is highly competitive, quickly evolving, fragmented, and subject to rapid changes in technology, shifting customer needs, and frequent introductions of new offerings. We believe that our ability to compete depends upon many factors, some of which are beyond our control.
Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, stronger brand recognition, broader global distribution and presence, more established relationships with current or potential customers and partners, and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching and successful sales and marketing campaigns, have more experienced sales professionals, execute more successfully on their go-to-market strategy and have greater access to more markets and decision makers, and adopt more aggressive pricing policies, which may allow them to build larger customer bases than we have. Claims made about our products by current and future competitors, even if misleading, may also negatively impact customer perceptions about us. New start-up companies that innovate and large competitors that are making significant investments in research and development may develop offerings that compete with or achieve greater market acceptance than our offerings, which could attract customers away from our offerings and reduce our market share. As market segments become increasingly crowded and competition intensifies, we could potentially face increasing costs of goods and services sold. If we are unable to anticipate or react effectively to these competitive challenges, our competitive position would weaken, which could adversely affect our business and results of operations.
If we are not able to keep pace with technological and competitive developments, our performance may be negatively affected.
The market for search technologies, including search, observability and security, is subject to rapid technological change, innovation (such as the use of AI), evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. Our success depends on our ability to continue to innovate, enhance existing products, expand the use cases of our products, anticipate and respond to changing customer needs, requirements, and preferences, and develop and introduce in a timely manner new offerings that keep pace with technological and competitive developments.

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
The success of new product introductions depends on a number of factors that include timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have defects in the early stages of introduction. We have experienced bugs, errors, or other defects in new products and product updates and may have similar experiences in the future. Further, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products, and other assets that we expect will expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. If we are unable to enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, or develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, our business, results of operations, and financial condition could be adversely affected.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend upon sales to new customers, including large customers, and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions, can vary substantially from customer to customer based on the complexity of our offerings as well as whether a sale is made directly by us or through a channel partner. Our sales cycle can extend to more than a year for some customers, and the length of sales cycles may be further extended as a result of worsening economic conditions. In addition, some customers have been scrutinizing their spending more carefully and reducing their consumption spending given the current uncertain economic environment, and we generally expect this caution to continue. We have also experienced and, if adverse economic conditions persist, may continue to experience longer and more unpredictable sales cycles. As we target more of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. A customer’s decision to use our solutions may be an enterprise-wide decision, which could require greater levels of education regarding the use cases of our products or protracted negotiations. In addition, larger customers may demand more configuration, integration services, and features. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales in some cases have occurred in quarters subsequent to those we expected, or have not occurred at all. Lengthened or unpredictable sales cycles that cause a loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. These impacts are amplified in the short term when customers slow their consumption in response to the uncertain macroeconomic environment. Because a substantial proportion of our expenses are relatively fixed in the short term, our cash flows and results of operations could suffer if revenue falls below our expectations in a particular quarter.

Because we recognize the vast majority of the revenue from subscriptions, either based on actual consumption or ratably over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for the substantial majority of our revenue, constituting 93% of total revenue for the years ended April 30, 2025 and 2024, and 92% of total revenue for the year ended April 30, 2023. The effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods. We recognize the vast majority of our subscription revenue either based on actual consumption or ratably over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter represents the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters.
The sales prices of our offerings may decrease, which may reduce our revenue and gross profits and adversely affect our financial results.
We may not be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability. The sales prices for our offerings may decline or we may introduce new pricing models for a variety of reasons, including competitive pricing pressures, discounts, in anticipation of or in conjunction with the introduction of new offerings, or promotional programs. Competition continues to increase in the market segments in which we operate, and we expect competition to continue to increase and lead to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings. Additionally, currency fluctuations in some countries and regions and pressures from uncertain inflation and interest rate environments may negatively impact actual prices that customers and channel partners are willing to pay in those countries and regions. Any decrease in the sales prices for our offerings may reduce our revenue and gross profit, unless accompanied by an increase in volume to offset the effects of price decreases or, in the case of gross profit, unless accompanied by a corresponding decrease of sufficient magnitude in costs. Gross profit could also be adversely impacted by a shift in the mix of our subscriptions from self-managed to our cloud offering, for which we incur hosting costs, as well as by any increase in our mix of services relative to subscriptions.
We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time as a result of a number of factors, any one of which or the cumulative effect of which may result in significant fluctuations in our gross margin and operating results. We expect that revenue from Elastic Cloud, which contributed 46%, 43%, and 40% of our total revenue in fiscal 2025, 2024 and 2023, respectively, will continue to become a larger part of our revenue mix. We may experience a shift in revenue mix from cloud to self-managed in areas particularly affected by evolving international trade policies. Under the differing revenue recognition policies applicable to our subscriptions and services, shifts in our business mix from quarter to quarter could produce substantial variation in the revenue we recognize. The variation in our revenue also may result from the growth of consumption-based arrangements for our Elastic Cloud offerings, where the revenue we recognize is tied to our customers’ actual usage of our products, and from a further reduction in usage by customers already using a consumption-based arrangement due to the uncertain macroeconomic environment. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including our entry into new markets or growth in lower margin markets; our entry into markets with different pricing and cost structures; pricing discounts; and increased price competition.
The loss of one or more members of our senior management and other key employees or an inability to attract and retain highly skilled employees could harm our business.
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

Our future performance also depends on the continued service and continuing contributions of our senior management to execute our business strategy and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of members of our senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations. Any search for senior managers in the future or any search to replace the loss of any senior managers may be protracted, and we may not be able to attract a qualified candidate or replacement in a timely manner or at all, particularly as potential candidates may be less willing to change jobs in periods of unstable economic conditions caused by macroeconomic and geopolitical events.
The industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. The increased availability of hybrid or remote working arrangements within our industry has further expanded the pool of companies that can compete for our employees and employment candidates. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Further, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.
If we do not effectively develop and expand our sales and marketing capabilities, including expanding, training, and compensating our sales force, we may be unable to add new customers, increase sales to existing customers or expand the value of our existing customers’ subscriptions.
We dedicate significant resources to sales and marketing initiatives, including in markets in which we have limited or no experience. Our business and results of operations will be harmed if our sales and marketing efforts do not generate significant revenue increases or generate increases that are smaller than anticipated.
We may not achieve revenue growth from expanding our sales force if we are unable to hire, train, and retain talented and effective sales personnel. We depend upon our sales force to obtain new customers and to drive additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the requisite skills and technical knowledge. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient sales personnel to support our growth, and as we introduce new products, solutions, and marketing strategies, we may need to re-train existing sales personnel. Newly hired employees also require extensive training, which may take significant time before they achieve full productivity. Employees we have recently hired may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. As we continue to grow rapidly, a large portion of our sales force will have relatively little experience working with us, our subscriptions, and our business model. Additionally, we may need to evolve our sales compensation plans to drive the growth of our Elastic Cloud offerings with consumption-based arrangements. Such changes may have adverse consequences if they are not designed effectively. Our growth and results of operations could be negatively impacted if we are unable to hire and train sufficient numbers of effective sales personnel, our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or our sales and marketing programs, including our sales compensation plans, are not effective.
Our failure to offer high-quality customer support could have an adverse effect on our business and results of operations.
After our products are deployed within our customers’ IT environments, our customers depend upon our technical support services to resolve issues relating to our products. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education with respect to our products, our ability to renew or sell additional subscriptions to existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with potential customers could be damaged. Many larger enterprise and government entity customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these larger customers, we may be unsuccessful in increasing our sales to them.
In addition, it can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such employees fast enough to keep up with demand, particularly if the sales of our offerings exceed our internal forecasts. The uncertainty related to macroeconomic conditions may result in more competition for qualified employees and delays in hiring, onboarding, and training new employees. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our offerings will be adversely affected. Our failure to provide and maintain, or a market perception that we do not provide or maintain, high-quality support services could have an adverse effect on our business and results of operations.

If we cannot maintain the corporate culture that has contributed to our success, we could lose the innovation, creativity, and entrepreneurial spirit we have worked to foster, which could harm our business.
We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Moreover, many of our existing employees may be able to receive significant proceeds from sales of our ordinary shares in the public markets, which could lead to employee attrition and disparities of wealth among our employees that might adversely affect relations among employees and our culture in general. Additional headcount growth and employee turnover also may contribute to a change to our corporate culture, which could harm our business.
We may not be able to realize the benefits of our marketing strategies to offer some of our product features free of charge and to provide free trials of some of our paid features.
We are dependent on lead generation strategies, including offers of free use of some of our product features and free trials of some of our paid features. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many users never convert from the free use model or from free trials to the paid versions of our products. To the extent that users do not become, or we are unable to attract, paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
Our international operations and expansion expose us to a variety of risks.
As of April 30, 2025, we had customers located in over 125 countries as we pursue our strategy to continue to expand internationally. In addition, as of April 30, 2025, as a result of our strategy of leveraging a distributed workforce, we had employees located in over 40 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
•political and economic instability related to international disputes, such as the evolving conflicts in the Middle East and Russia’s war with Ukraine and the related impact on macroeconomic conditions as a result of such conflicts, which may negatively impact our customers, partners, and vendors;
•unexpected changes in regulatory requirements, taxes, trade laws, export quotas, custom duties or other trade restrictions;
•different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees than in the United States, including hourly wage and overtime regulations in these locations;
•compliance with requirements to hire local employees to perform particular functions, which may not align with the manner in which we would otherwise operate our business;
•exposure to many stringent regulations relating to privacy, data protection, and information security, particularly in the European Union, and potentially inconsistent laws and regulations in these areas across countries;
•changes in a country’s or region’s political or economic conditions;
•changes in relations between the United States and the European Union, including individual member states, such as the Netherlands;
•risks resulting from changes in currency exchange rates and inflationary pressures;
•risks resulting from the migration of invoicing from local billing entities to centralized regional billing entities;
•the impact of public health epidemics or pandemics on our employees, partners, and customers;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
•risks relating to enforcement of U.S. export control laws and regulations that include the Export Administration Regulations (“EAR”), trade and economic sanctions, including restrictions promulgated by the Office of Foreign Assets Control (“OFAC”), and other similar trade protection regulations and measures in the United States or in other jurisdictions;
•risks relating to our third-party vendors and service providers’ storage and processing of some of our and our customers’ data, including any supply chain cybersecurity attacks;
•reduced ability to timely collect amounts owed to us by our customers in countries where our recourse for delinquent payments may be more limited;

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
Our future results depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We sell our offerings in international markets through direct sales and our channel partner relationships. Our ability to expand internationally will depend on our ability to deliver functionality and foreign language translations that reflect the needs of the international clients that we target. International expansion involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through other partnerships. If we are unable to identify partners or negotiate favorable terms for our partnership arrangements, our international growth may be limited. In addition, we have incurred and may continue to incur significant expenses before we generate material revenue in particular international markets as we attempt to establish our presence in those markets.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
A portion of our revenue is generated, and a portion of our expenses is incurred, outside the United States in foreign currencies, which exposes us to risk of fluctuations in foreign currency markets. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in Euro, British Pound Sterling, Japanese Yen, Australian Dollar against the US Dollar. Exchange rates have been volatile as a result of geopolitical conflicts and uncertain macroeconomic conditions, and this volatility may continue. The fluctuation of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any fiscal period. In addition, increased international sales and operating expenses incurred in future periods outside the United States in foreign currencies will increase our foreign currency risk. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected.
Any need by us to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could limit our ability to compete and could harm our business.
We may need to raise additional funds in the future, and may not be able to obtain additional debt or equity financing on favorable terms, if at all, particularly during times of market volatility, changes in the interest rate environment, and general economic instability. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Further, if we engage in debt financing, the holders of debt would have priority for payment over the holders of our ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other financial ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able, among other actions, to:
•develop or enhance our products;
•continue to expand our sales and marketing and research and development organizations;
•acquire complementary technologies, products, or businesses;
•expand operations in the United States or internationally;
•hire, train, and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.

Our failure to have sufficient capital to take any of these actions could limit our ability to compete and harm our business.
Our generation of a portion of our revenue by sales to government entities subjects us to a number of risks.
We generate an increasing portion of our revenue from sales to U.S. and non-U.S. government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification and security requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government sector, U.S. state or local government sector, or government sectors of countries other than the United States until we have obtained the revised certification or met the changed security requirements. If we are unable to timely meet such requirements, our ability to compete for and retain federal government contracts may be diminished, which could adversely affect our business, results of operations, and financial condition.
Government entities may have statutory, contractual, or other legal rights to terminate contracts with us or our channel partners for convenience or due to a default, and any such termination may adversely affect our future results. Government demand and payment for our offerings may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings or preventing the exercise of options under multi-year contracts. There is pressure on governments to reduce spending, both domestically and internationally, particularly with respect to U.S. federal government agencies. Actions by government entities to maximize efficiency and productivity may create further delays in government contracting due to uncertainties and employee reductions, and create additional uncertainty regarding budgetary priorities, all of which could adversely affect the timing, funding, and purchases of our offerings by U.S. and non-U.S. government organizations.
Contracts with government agencies, including classified contracts, are subject to extensive, evolving, and sometimes complex regulations, as well as audits and reviews of contractors’ administrative processes and other contract-related compliance obligations. Breaches of government contracts, failure to comply with applicable regulations, failure to obtain and maintain required facility and/or security clearances, or unfavorable findings from government audits or reviews could result in contract terminations, reputational harm or other adverse consequences, including ineligibility to sell to government agencies in the future, government refusal to continue buying our subscriptions, or fines or civil or criminal liability, which could adversely affect our results of operations.
If we are unable to maintain successful relationships with our partners, or if our partners fail to perform or we are unable to maintain successful relationships with them, our business operations, financial results, and growth prospects could be adversely affected.
We maintain partnership relationships with a variety of enterprises, including cloud providers such as Amazon, Google, and Microsoft, systems integrators, channel partners, referral partners, OEM and MSP partners, and technology partners, to deliver offerings to our end customers and complement our broad community of users. In particular, we partner with various cloud providers to jointly market, sell and deliver our Elastic Cloud offerings, which in some instances also involves technical integration with such cloud providers. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our partners and in helping our partners enhance their ability to market and sell our subscriptions. If we are unable to maintain our relationships with these partners, our business, results of operations, financial condition or cash flows could be harmed.
Our agreements with our partners are generally non-exclusive, so that our partners may offer customers the offerings of several different companies, including offerings that compete with ours, or may themselves be or become competitors. Some of these partners may also market, sell, and support offerings that compete with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our offerings or may cease selling our offerings altogether. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own offerings or those of our competitors, fail to provide adequate technical integration with their own offerings, fail to meet the needs of our customers, fail to deliver services to our customers, or if we lose one or more of our channel partners, our ability to expand our business and sell our offerings may be harmed. Our partners may cease marketing our offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our performance.
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
In February 2021, with the release of version 7.11 of our platform, we changed the source code of Elasticsearch and Kibana, which had historically been licensed under Apache 2.0, to be dual licensed under Elastic License 2.0 and the Server Side Public License Version 1.0 (“SSPL”), at the user’s election. Neither the Elastic License nor the SSPL has been approved by the Open Source Initiative or is included in the Free Software Foundation’s list of free software licenses. Further, neither has been interpreted by any court. While the vast majority of downloads of Elasticsearch and Kibana from mid-2018 through early 2021 were licensed under the Elastic License, the removal of the Apache 2.0 alternative could negatively impact certain developers for whom the availability of an open source license was important. In addition, some developers and the companies for whom they work may be hesitant to download or upgrade to new versions of Elasticsearch or Kibana under the Elastic License or SSPL because of uncertainty regarding how these licenses may be interpreted and enforced. Other developers, including competitors of Elastic such as Amazon, have announced that they have “forked” Elasticsearch and Kibana, which means they have developed their own product or service that is based on features of Elasticsearch and Kibana that we had previously made available under an open source license. For example, Amazon has launched an open source project called OpenSearch based on a forked version of our platform, which is licensed under Apache 2.0, and has rebranded its existing Elasticsearch Service as OpenSearch Service. The combination of uncertainty regarding our dual license model and the potential competition from the forked versions of our software may negatively impact adoption of Elasticsearch and Kibana, which in turn could lead to reduced brand and product awareness and to a decline in paying customers, which could harm our ability to grow our business or achieve profitability.
We could be negatively impacted if the source code licenses under which some of our software is licensed, is not enforceable.
We make the source code of our products available under Apache 2.0, the Elastic License, as dual licensed under the Elastic License and SSPL, depending on the product and version, or the GNU Affero General Public License v3. Apache 2.0 is a permissive open source license that allows licensees to freely copy, modify and distribute Apache 2.0-licensed software if they meet certain conditions. The Elastic License is our proprietary source available license. The Elastic License permits licensees to use, copy, modify and distribute the licensed software so long as they do not offer access to the software as a cloud service, interfere with the license key or remove proprietary notices. SSPL is a source-available license that is based on the AGPL open source license, and both SSPL and AGPL permit licensees to copy, modify and distribute SSPL-licensed software, but expressly require licensees that offer the SSPL-licensed software as a third-party service to open source all of the software that they use to offer such service. We rely upon the enforceability of the restrictions set forth in the Elastic License and SSPL to protect our proprietary interests. If a court were to hold that the Elastic License or SSPL or certain aspects of these licenses are unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the Elastic License or SSPL.
If third parties offer inadequate or defective implementations of software that we have previously made available under an open source license, we could experience lost sales and lack of market acceptance of our products.
Certain cloud hosting providers and managed service providers, including AWS, offer hosted products or services based on a forked version of our platform, which means they offer a service that includes some of the features that we had previously made available under an open source license. These offerings are not supported by us and are delivered without any of our proprietary features, whether free or paid. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their offerings. Users, customers, and potential customers could confuse these third-party products with our products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products. Any damage to our reputation and brand from defective implementations of our open source software could result in lost sales and lack of market acceptance of our products and could adversely affect our business and growth prospects.

Limited technological barriers to entry into the markets in which we compete may facilitate entry by other enterprises into our markets to compete with us.
Any person may obtain access to source code for the features of our software that we have licensed under open source or source available licenses. Depending on the product and version of the Elastic software, this source code is available under Apache 2.0, SSPL, AGPL, or the Elastic License. Each of these licenses allows anyone, subject to compliance with the conditions of the applicable license, to redistribute our software in modified or unmodified form and use it to compete in our markets. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies because of the rights granted to licensees of open source and source available software. It is possible for competitors to develop their own software, including software based on our products, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, Amazon offers some of the features that we had previously made available under an open source license as part of its AWS offering. Through these offerings, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon’s offerings may reduce the demand for our products and the pricing of Amazon’s offerings may limit our ability to adjust the prices of our products. Competitive pressure in our markets generally may result in price reductions, reduced operating margins, and loss of market share.
A real or perceived defect, security vulnerability, error, or performance failure in our software could cause us to lose revenue, damage our reputation, and expose us to liability.
Our products are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or otherwise not perform as contemplated. These defects, security vulnerabilities, errors, or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancelations, service terminations, or lack of market acceptance of our software. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission-critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability if our software should fail to perform as contemplated in such deployments. We have issued in the past, and may need to issue in the future, corrective releases of our software to fix these defects, errors, or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.
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
We rely on third-party cloud platforms to host our cloud offerings. If we experience an interruption in service for any reason, our cloud offerings would similarly be interrupted. The ongoing effects of geopolitical conflicts, adverse economic conditions, and increased energy prices could also disrupt the supply chain of hardware needed to maintain our third-party data center operations. An interruption in our services to our customers, particularly as we increasingly attract more large customers than in the past, could cause our customers’ internal and consumer-facing applications to cease functioning, which could have a material adverse effect on our business, results of operations, customer relationships, and reputation.
In addition, our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions, capacity constraints, technical failures, natural disasters, or fraud or security attacks. Our use of third-party open source software may increase this risk. If our website is unavailable or our users are unable to download our products or order subscriptions or services within a reasonable amount of time or at all, our business could be harmed. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for our products. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

Incorrect implementation or use of our software, or our customers’ failure to update our software, could result in customer dissatisfaction and negatively affect our reputation and growth prospects.
Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of, and the benefits that can be derived from, our products to maximize their potential value. If our products are not implemented, configured, updated, or used correctly or as intended, or in a timely manner, inadequate performance, errors, loss of data, corruptions, or security vulnerabilities may result. For example, there have been, and may in the future continue to be, reports that some of our customers have not properly secured implementations of our products, which can result in unprotected data. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software, our customers’ failure to update our software, or our failure to train customers on how to use our software productively, may result in customer dissatisfaction or negative publicity and may adversely affect our reputation and brand. Failure by us to provide adequate training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, and adversely affect our business and growth prospects.
If our website fails to rank prominently in unpaid (organic) search results, traffic to our website could decline and revenue could be adversely affected.
Our success depends in part on our ability to attract users through unpaid (organic) Internet search results on traditional web search engines, such as Google. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. Any reduction in the number of users directed to our website could reduce our revenue or require us to increase our customer acquisition expenditures.
Our business operations and sales performance could be disrupted if we fail to maintain satisfactory relationships with third-party service providers on which we rely for many aspects of our business.
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions such as a security incident, or increase their fees, if our relationships with any of these providers deteriorate, or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer liabilities, penalties, fines, increased costs, and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Further, our business operations may be disrupted by negative impacts of the evolving conflicts in the Middle East and Russia’s war with Ukraine on supply chains of our third-party service providers. Any such disruptions may adversely affect our financial condition, results of operations, or cash flows until we replace such providers or develop replacement technology or operations. In addition, our business may suffer if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships.
Failure to establish, maintain and protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to establish, maintain and protect our proprietary technology, methodologies, know-how, and brand. We rely on a combination of trademarks, service marks, copyrights, patents, trade secrets, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. The steps we take to protect our intellectual property rights may be inadequate.

We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of proprietary features for some versions of our platform offered under certain licenses is publicly available, which may enable others to replicate our proprietary technology and compete more effectively with us. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense and resource allocation. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. Patent applications we file may not result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for certain aspects of our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and vary by jurisdiction.
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
To protect and monitor our intellectual property rights, we may be required to spend significant resources. Litigation has previously been, and may in the future be, necessary to enforce and protect our intellectual property rights. Even if we prevail in such disputes, we may not be able to recover all or a portion of any judgments, and litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to our management. If unsuccessful, litigation could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of those rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our being required to substitute inferior or more costly technologies into our products or incur warranty and indemnifications costs with our customers, or injure our reputation.
We could incur substantial costs as a result of any claim of infringement, misappropriation, or violation of another party’s intellectual property rights.
In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement, misappropriation, or violation of proprietary rights, particularly patent rights, and to the extent we gain greater market prominence, we face a higher risk of being the subject of intellectual property infringement, misappropriation, or violation claims. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole or principal business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. While we do not provide large language models, our products and solutions may contain integrations of third-party large language models, which may indirectly expose us to copyright infringement or other intellectual property misappropriation claims depending on the datasets and training models used by such third parties in their AI and generative AI offerings. If we sue to enforce our rights or are sued by a third party that claims that our products infringe, misappropriate or violate its rights, the litigation could be expensive and could divert our management resources from operations.
Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using products that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•make substantial payments for legal fees, settlement payments, or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible to effect.
If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation or violation claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, violation, and other losses.
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation, or violation, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.
Our use of third-party open source software within our products could negatively affect our ability to sell our products and subject us to litigation.
Our technologies strategically incorporate open source software from other developers, and we expect to continue to incorporate such open source software in our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we may not have incorporated third-party open source software in our software in a manner that is consistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses. In addition, some open source software may include output from generative AI software or other software that incorporates or relies on generative AI or other AI technologies. The use of such open source software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation or those of other international legal jurisdictions in which we do business. Attempting to ensure our compliance in integrating such open source and generative AI components with licensing terms, regulatory changes, and our required intellectual property guidelines and legal requirements to do business may result in the expenditure of significant resources and in our failure to meet all relevant, material software release timetables and requirements. Moreover, changes in supply chain and export control regulations imposed by the United States and other governments due to geopolitical changes and government policies may require us to make changes to some of our open source and other third-party dependencies, which may result in additional costs and may adversely impact customer use and adoption of our solutions.
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products if re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation, or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations, and financial condition.

Risks Related to Taxation
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States, and other jurisdictions, are subject to change and interpretation. Any new legislation or interpretations of existing legislation could impact our tax obligations in countries where we do business or cause us to change the way we operate our business and result in increased taxation of our international earnings.
For example, the Organisation for Economic Co-operation and Development (“OECD”)/G20 Inclusive Framework has been addressing the tax challenges arising from the digitalization of the economy, including by releasing the OECD’s Pillar One and Pillar Two blueprints on October 12, 2020. Pillar One refers to the re-allocation of taxing rights to jurisdictions where sustained and significant business is conducted, regardless of a physical presence, while Pillar Two establishes a minimum tax to be paid by multinational enterprises. On December 15, 2022, the Council of the EU formally adopted Directive (EU) 2022/2523 (the “Pillar Two Directive”) to achieve a coordinated implementation of Pillar Two in EU Member States consistent with EU law. In the Netherlands, this directive is implemented in the Minimum Tax Rate Act 2024 (Wet minimumbelasting 2024). This measure ensures that multinational enterprises that are within the scope of the Pillar Two rules are subject to a corporate tax rate of at least 15%. The Minimum Tax Rate Act 2024 currently does not have a material adverse effect on our financial results.
The U.S. government has indicated that it intends to propose significant changes to the U.S. tax system. Many aspects of these potential proposals are still under discussion and we are unable to predict which, if any, changes to the U.S. tax system will be enacted into law, and what effects any enacted legislation might have on our tax liabilities. The U.S. government also has indicated that the United States may impose retaliatory measures with respect to jurisdictions that have, or are likely to, put in place tax rules that are extraterritorial or disproportionately affect American companies. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if they are adopted, the impact such changes will have on our business.
The United States has an alternative minimum tax called the Base Erosion and Anti-Abuse Tax (the “BEAT”) that applies to certain U.S. corporations, including Elastic for these purposes. The BEAT is imposed on certain deductible amounts paid by a U.S. corporation that (i) has aggregate gross receipts of at least $500 million over its three prior taxable years and (ii) is at least 25%-owned by a non-U.S. person (or otherwise related to a non-U.S. person in specified circumstances). The BEAT taxes “modified taxable income” of a U.S. corporation described above at a rate which increased to 10% in 2019 and will increase further to 12.5% in 2026. Thresholds for BEAT applicability could change or the BEAT tax rate could increase in connection with potential tax legislation sought by the U.S. government. In general, modified taxable income is calculated by adding back to the U.S. corporation’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds the U.S. corporation’s regular corporate income tax liability (determined without regard to certain tax credits). Compliance with and any changes to the BEAT, under proposed U.S. government legislation or otherwise, could have an adverse impact on our U.S. tax obligations, operating results and cash flows.
The applicability of sales, use, and other indirect tax laws or regulations on our business is uncertain. Tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our services and adversely impact our business.
The application of U.S. federal, state, local, and non-U.S. tax laws to services provided electronically is evolving. New sales, use, value-added, goods and services, consumption, or other direct or indirect tax laws could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet, directly or through partners, or could otherwise materially affect our financial position and operating results. As we expand the scale of our international business activities, any changes in the U.S. or non-U.S. taxation of such activities may increase our worldwide effective tax rate and harm our business, operating results, and financial condition.

In addition, tax jurisdictions have differing rules and regulations governing sales, use, value-added, goods and services, consumption, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts on prior and future sales, as well as require us or our customers to pay fines or penalties and interest for past amounts. Although our customer contracts typically provide that our customers must pay all applicable sales and similar taxes, our customers may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our customers, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our services in future periods could also adversely affect our sales activity and have an adverse impact on our operating results and cash flows.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions under which we could be obligated to pay additional taxes.
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. The taxing authorities of some of such jurisdictions may contest our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Tax authorities examine and may audit our income tax returns and other non-income tax returns, such as payroll, sales, value-added, net worth or franchise, property, goods and services, and excise taxes, in both the United States and foreign jurisdictions. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for, or benefit from, income taxes and other tax liabilities requires significant judgment by management, and there are transactions for which the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of April 30, 2025, we had net operating loss carryforwards (“NOL”) for Netherlands, United States (federal and state, respectively), and United Kingdom income tax purposes of $1.407 billion, $546.3 million, $551.2 million and $97.9 million, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize NOLs could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Further, we may not be able to generate sufficient taxable income to utilize affected NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.
U.S. persons who hold our ordinary shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
A non-U.S. corporation will generally be considered a passive foreign investment company (“PFIC”), for U.S. federal income tax purposes, in any taxable year if either (i) at least 75% of its gross income for such year is passive income or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income (“the PFIC asset test”). For purposes of the PFIC asset test, the value of our assets will generally be determined by reference to our market capitalization. Based on our past and current projections of our income and assets, we do not expect to be a PFIC for the current taxable year or for the foreseeable future. Nevertheless, a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year). Since our projections may differ from our actual business results and our market capitalization and the value of our assets may fluctuate, we cannot assure you that we will not be or become a PFIC in the current taxable year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. person (as defined in Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended) holds our ordinary shares, such U.S. person may be subject to adverse tax consequences. Each U.S. person who holds our ordinary shares is strongly urged to consult such person’s tax advisor regarding the application of these rules and the availability of any potential elections.

If a U.S. person is treated as owning at least 10% of our ordinary shares, such U.S. person may be subject to adverse U.S. federal income tax consequences.
If a U.S. person is treated as owning (directly, indirectly, or constructively) at least 10% of the total combined voting power of our shares, or of the total value of our shares, such shareholder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to any such controlled foreign corporation or furnish to any investor who may be a United States shareholder information that may be necessary to comply with the reporting and tax paying obligations referred to above. Failure to comply with these reporting obligations may subject a shareholder who is a United States shareholder to significant monetary penalties and may prevent from starting the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. A U.S. person should consult its tax advisors regarding the potential application of these rules to an investment in our ordinary shares.
We may not be able to make distributions or repurchase our shares without subjecting our shareholders to Dutch withholding tax.
We have not paid a cash dividend on our ordinary shares in the past and we do not intend to pay any cash dividends to holders of our ordinary shares in the foreseeable future. However, if we ever do pay dividends or repurchase our shares, then under current Dutch tax law, the dividend paid or repurchase price paid may be subject to Dutch dividend withholding tax at a rate of 15% under the Dutch Dividend Withholding Tax Act (Wet op de dividendbelasting 1965, “Regular Dividend Withholding Tax”), unless a domestic or treaty exemption applies.
In addition, dividends paid to related entities in designated low-tax jurisdictions may be subject to an alternative withholding tax (“Alternative Withholding Tax”) at the highest Dutch corporate income tax rate in effect at the time of the distribution (currently 25.8%). An entity is considered related if (i) it has a “Qualifying Interest” in our company, (ii) our company has a “Qualifying Interest” in the entity holding the ordinary shares, or (iii) a third party has a "Qualifying Interest" in both our company and the entity holding the ordinary shares. The term “Qualifying Interest” means a direct or indirectly held interest either by an entity individually or jointly if an entity is part of a qualifying unity (kwalificerende eenheid) that enables such entity or such qualifying unity to exercise a definite influence over the decisions of another entity, such as our company or an entity holding ordinary shares, as the case may be, and allows it to determine the other entity’s activities. The Alternative Withholding Tax will be reduced, but not below zero, with any Regular Dividend Withholding Tax imposed on distributions. Based on currently applicable rates, the overall effective rate of withholding of Regular Dividend Withholding Tax and Alternative Withholding Tax will not exceed the highest corporate income tax rate in effect at the time of the distribution (currently 25.8%).

If we cease to be a Dutch tax resident for the purposes of a tax treaty concluded by the Netherlands and in certain other events, we could potentially be subject to a proposed Dutch dividend withholding tax in respect of a deemed distribution of our entire market value less paid-up capital.
Under a proposal of law currently pending before the Dutch Parliament, referred to as the Emergency act conditional exit dividend withholding tax (Spoedwet conditionele eindafrekening dividendbelasting, “DWT Exit Tax”), we will be deemed to have distributed an amount equal to our entire market capitalization less recognized paid-up capital immediately before the occurrence of certain events, including if we cease to be a Dutch tax resident for purposes of a tax treaty concluded by the Netherlands with another jurisdiction and become, for purposes of such tax treaty, exclusively a tax resident of that other jurisdiction which is a qualifying jurisdiction. A qualifying jurisdiction is a jurisdiction other than a member state of the EU/EEA which does not impose a withholding tax on distributions, or that does impose such a tax but that grants a step-up for earnings attributable to the period before we become exclusively a resident in such jurisdiction. This deemed distribution will be subject to a 15% tax insofar as it exceeds a franchise of EUR 50 million. The tax will be payable by us as a withholding agent. A full exemption applies to entities and individuals that are resident in an EU/EEA member state or a state that has concluded a tax treaty with the Netherlands that contains a dividend article, provided we submit a declaration confirming the satisfaction of applicable conditions by qualifying shareholders within one month following the taxable event. We will be deemed to have withheld the tax on the deemed distribution and have a statutory right to recover this from our shareholders. Dutch resident shareholders qualifying for the exemption are entitled to a credit or refund, and non-Dutch resident shareholders qualifying for the exemption are entitled to a refund, subject to applicable statutory limitations, provided the tax has been actually recovered from them.
The DWT Exit Tax proposal has been amended several times since the initial proposal and is under ongoing discussion. In addition, a critical reaction from authorities to the latest proposal of law has been published. It is therefore not certain whether the DWT Exit Tax will be enacted and if so, in what form. If enacted in its present form, the DWT Exit Tax will have retroactive effect as from December 8, 2021.

Risks Related to Regulatory Matters
Any actual or perceived failure by us to comply with government or other obligations related to privacy, data protection, and information security could adversely affect our business.
We are subject to compliance risks and uncertainties under a variety of federal, state, local, and foreign laws and regulations governing privacy, data protection, information security, and the collection, storage, transfer, use, retention, sharing, disclosure, protection, and processing of personal data. Privacy, data protection, and information security laws may be interpreted and applied differently depending on the jurisdiction and continue to evolve, making it difficult to predict how they may develop and apply to us.
The regulatory frameworks for these issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or non-U.S. government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may enact amendments to existing laws and regulations affecting data protection, data privacy, or information security or regulating the use of the Internet as a commercial medium.
In the United States, many states have enacted such legislation. These laws and regulations may include a private right of action for certain data breaches or for noncompliance with privacy or security obligations, may provide for penalties and other remedies, and may require us to incur substantial costs and expenses and liabilities in connection with our compliance. Other U.S. states and the U.S. federal government are considering or are currently in the process of enacting similar privacy legislation or regulations. Many obligations under these laws and legislative or regulatory proposals remain uncertain, and we cannot fully predict their impact on our business. Failure to comply with these varying laws and standards may subject us to investigations, enforcement actions, civil litigation, fines, and other penalties, all of which may generate negative publicity and have a negative impact on our business.
Internationally, most jurisdictions in which we operate have established their own privacy, data protection, and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) applies to the processing of personal data. The GDPR imposes significant obligations upon our business, and compliance with these obligations can vary depending on how different regulators may interpret them. Failure to comply, or perceived failure to comply, can result in administrative fines of up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Similarly, the United Kingdom has implemented legislation that is substantially similar to the GDPR under which penalties for violations, actual or perceived, can be up to 17.5 million British Pound Sterling or four percent of the group’s annual global turnover, whichever is higher. This legislation may be subject to change with the introduction of the Data Protection and Digital Information (“DPDI”) Bill in 2023. The potential impact of these legal requirements on our business remains unclear.
We monitor privacy European case law, regulatory changes, and guidance from privacy authorities, and we have been regularly refining and updating our data transfer risk assessments to document that in relying on the GDPR’s Standard Contractual Clauses (“SCCs”) and their international equivalents we maintain the requisite level of privacy protection for our cross-border transfers of personal data. In July 2023, the European Commission adopted its adequacy decision on data transfers under the EU-U.S. Data Privacy Framework (“DPF”). The adequacy decision provides a new lawful basis for trans-Atlantic data transfers from data exporters in the EU to U.S. data importers who certify compliance with the DPF principles. After the European Commission confirmed the good functioning of the DPF upon the first anniversary of the adequacy decision, we successfully completed our self-certification under the DPF for both our employee data and our customer data and, we also have continued to maintain the SCCs in our internal and external agreements, as a backup data transfer mechanism in case the DPF were to fail. In light of these and other ongoing developments relating to EU-U.S. trade relations and other cross-border data transfers, we may experience additional costs associated with increased compliance burdens, which may negatively affect our ability to transfer personal data across our organization, to customers, or to third parties.
In addition to government regulation, industry groups have established or may establish new and different self-regulatory standards that may legally or contractually apply to us or to our customers. Moreover, our customers increasingly expect us to comply with more stringent privacy, data protection, and information security requirements than those imposed by laws, regulations, or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.

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
Data protection authorities and other regulatory bodies are increasingly focused on the use of online tracking tools and have issued or plan to issue rulings which may affect our marketing practices. Any restrictions on using online analytics and tracking tools could lead to substantial costs, require significant changes to our policies and practices, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.
We publicly post privacy statements and other documentation regarding our practices concerning the processing, use and disclosure of personal data. Any failure, or perceived failure, by us to comply with such statements could result in potential actions by private parties, regulatory bodies or government entities if the statements are alleged or found to be unfair or misrepresentative of our actual practices or inconsistent with legal requirements for such statements, which could result in increased costs, changes in our business practices, or reputational harm.
We are subject to governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our software and services, in some cases, are subject to U.S. export control laws and regulations including the EAR, and trade and economic sanctions maintained by OFAC as well as similar laws and regulations in the countries in which we do business. An export license may be required to export or re-export our software and services to, or import our software and services into, certain countries and to certain end-users or for certain end-uses. If we were to fail to comply with such U.S. and foreign export control laws and regulations, trade and economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities. Further, export control laws and economic sanctions in many cases prohibit the export of software and services to certain embargoed or sanctioned countries, governments, and persons, as well as for prohibited end uses. Monitoring and ensuring compliance with these complex U.S. export control laws involves uncertainties because our offerings are widely distributed throughout the world, and information available on the users of these offerings is, in some cases, limited. Even though we take precautions in an effort to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.
Various countries have enacted laws that could limit our ability to distribute our products and services or could limit our end customers’ ability to implement our products in those countries based on encryption in our offerings. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end customers with international operations from deploying our products globally or, in some cases, prevent or delay altogether the export or import of our products and services to certain countries, governments, or persons. Reduced use of our products and services by, or decreased ability by us to export or sell our products to, existing or potential end customers with international operations could result from changes in export or import laws or regulations, economic sanctions, or related legislation; shifts in the enforcement or scope of existing export, import, or sanctions, laws or regulations; or changes in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are required to comply with the FCPA, the U.K. Bribery Act and other anti-bribery, anti-corruption, and anti-money laundering laws in various U.S. and non-U.S. jurisdictions. We are subject to compliance risks as a result of our use of channel partners to sell our offerings abroad and our use of other third parties, including recruiting firms, professional employer organizations, legal, accounting and other professional advisors, and local vendors to meet our needs in international markets. We and these third parties may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of our channel partners and third-party representatives, as well as our employees, representatives, contractors, partners, and agents, even if we do not authorize such activities. While we have policies and procedures to address compliance with such laws, our channel partners, third-party representatives, employees, contractors, or agents may take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, U.K. Bribery Act, or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results, and prospects.

Risks Related to Ownership of our Ordinary Shares
The market price for our ordinary shares has been and is likely to continue to be volatile or may decline regardless of our operating performance.
The market price of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including those resulting from the risks and uncertainties described in this “Risk Factors” section. The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, stock prices of companies with significant operating losses have recently declined significantly, and in many instances more significantly than stock prices of companies with operating profits. The economic impact and uncertainty of changes in the inflation, interest and macroeconomic environments, international trade relations, and geopolitical conflicts exacerbated this volatility in both the overall stock markets and the market price of our ordinary shares. A significant decline in the price of our shares could subject us to securities class action litigation, such as the purported class action lawsuit filed against us in February 2025. Our involvement in securities litigation could subject us to substantial costs, divert resources and the attention of management from our operations and adversely affect our business.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance and other expectations regarding our future performance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or other public disclosures. Guidance, as well as other expectations, are forward-looking and represent our management’s estimates as of the date of release and are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Further, analysts and investors may develop and publish their own forecasts concerning our financial results, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or other expectations or that consensus due to a number of factors, many of which are outside of our control, including the global economic uncertainty and volatile financial market conditions characterizing the current macroeconomic environment, and which could adversely affect our business and future operating results. Further, if we make downward revisions of our previously announced guidance or other expectations, if we withdraw our previously announced guidance or other expectations, or if our publicly announced guidance or other expectations of future operating results fail to meet expectations of securities analysts, investors or other interested parties, the price of our ordinary shares could decline. In light of the foregoing, investors should not unduly rely upon our guidance or other expectations in making an investment decision regarding our ordinary shares.
The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.
Our executive officers and directors together beneficially own a significant amount of our outstanding ordinary shares. As a result, these shareholders, acting together, will have significant influence over matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our articles of association, and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.
The issuance of additional ordinary shares in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other shareholders.
Our articles of association authorize us to issue up to 165 million ordinary shares and up to 165 million preference shares with such rights and preferences as are included in our articles of association. On October 1, 2024, our general meeting of shareholders (“general meeting”) empowered our board of directors to issue ordinary shares up to 20% of our issued share capital as of August 21, 2024, for a period of 18 months until April 1, 2026 (the “2024 share issuance authorization”). In line with market practice for Dutch publicly traded companies, we expect to renew this authorization annually at our general meeting. Subject to compliance with applicable rules and regulations and the above authorization limitation, we may issue ordinary shares or securities convertible into ordinary shares from time to time in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing shareholders unless pre-emptive rights exist and cause the market price of our ordinary shares to decline.

Certain holders of our ordinary shares may not be able to exercise pre-emptive rights and as a result may experience substantial dilution upon future issuances of ordinary shares.
Holders of our ordinary shares in principle have a pro rata pre-emptive right with respect to any issue of ordinary shares or the granting of rights to subscribe for ordinary shares, unless Dutch law or our articles of association state otherwise or unless explicitly provided otherwise in a resolution by our general meeting, or if authorized by the annual general meeting or an extraordinary general meeting, by a resolution of our board of directors. Our 2024 general meeting has empowered our board of directors to restrict or exclude pre-emptive rights on ordinary shares issued pursuant to the 2024 share issuance authorization, up to 10% of our issued share capital as of August 21, 2024 for a period of 18 months until April 1, 2026, which could cause existing shareholders to experience substantial dilution of their interest in us. In line with market practice for Dutch publicly traded companies, we expect to renew this authorization annually at our general meeting.
As of April 30, 2025, there were no preference shares issued or outstanding. Preference shares in the capital of the Company may currently be issued pursuant to a resolution adopted by the general meeting at the proposal of the board of directors. Pre-emptive rights do not exist with respect to the issue of preference shares and holders of preference shares, if any, have no pre-emptive right to acquire newly issued ordinary shares. Also, pre-emptive rights do not exist with respect to the issue of shares or grant of rights to subscribe for shares to our employees or contributions in kind.
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

We are subject to the Dutch Corporate Governance Code but do not comply with all the suggested governance provisions of that law, which may affect your rights as a shareholder.
As a Dutch company, we are subject to the Dutch Corporate Governance Code. The DCGC contains both principles and suggested governance provisions for management boards, supervisory boards, shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the suggested governance provisions of the DCGC. If they do not comply with those provisions, for example because of a conflicting requirement, companies are required to give the reasons for such noncompliance. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including the NYSE. The principles and suggested governance provisions apply to our board of directors (in relation to role and composition, conflicts of interest and independence requirements, board committees and remuneration), shareholders and the general meeting (for example, regarding anti-takeover protection and our obligations to provide information to our shareholders) and financial reporting (such as external auditor and internal audit requirements). We aim to comply with all applicable provisions of the DCGC except where such provisions conflict with U.S. exchange listing requirements or with market practices in the United States or the Netherlands, in which case we comply with such exchange listing requirements and market practices. This compliance position may affect your rights as a shareholder, and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the suggested governance provisions of the DCGC.
We do not intend to pay cash dividends in the foreseeable future, so your ability to achieve a return on your investment will depend upon appreciation in the price of our ordinary shares.
We have never declared or paid any cash dividends on our shares. We do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. Were this position to change, payment of future dividends may be made only if our equity exceeds the amount of the paid-in and called-up part of the issued share capital, increased by the reserves required to be maintained by Dutch law or by our articles of association. Accordingly, investors must rely on sales of their ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
There is no treaty between the United States and the Netherlands for the mutual recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Therefore, a final judgment rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would not be enforceable in the Netherlands unless the underlying claim is re-litigated before a Dutch court of competent jurisdiction. In such proceedings, however, a Dutch court may be expected to recognize the binding effect of a judgment of a federal or state court in the United States without re-examination of the substantive matters adjudicated thereby, if (i) the jurisdiction of the U.S. federal or state court has been based on internationally accepted principles of private international law, (ii) the judgment resulted from legal proceedings compatible with Dutch notions of due process, (iii) the judgment does not contravene public policy of the Netherlands and (iv) the judgment is not incompatible with an earlier judgment of a Dutch court between the same parties, or an earlier judgment of a foreign court between the same parties in a dispute regarding the same subject and based on the same cause, if that earlier foreign judgment is recognizable in the Netherlands.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred contract acquisition costs, acquired intangible assets, and income taxes.

Risks Related to our Outstanding Senior Notes
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of April 30, 2025, we had $575.0 million aggregate principal amount of our 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) outstanding. Our indebtedness could have important consequences, including:
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend upon, among other factors, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the Senior Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Any of these circumstances could have a material adverse effect on our business, results of operations and financial condition.
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
As part of our business strategy, we have in the past made, and may in the future make, investments through acquisition or otherwise in complementary companies, products, or technologies to augment our existing business. We may not be able to identify suitable acquisition candidates or complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention from operations, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize acquired technology or personnel, realize anticipated synergies from acquisitions, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ordinary shares. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. We may incur unforeseen legal liability arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process or that prove to have a greater than anticipated adverse impact. There is no assurance that acquired businesses will have invested sufficient efforts in their own regulatory compliance, and we may need to invest in and seek to improve the regulatory compliance controls and systems of such businesses. We may acquire development stage companies that are not yet profitable, and that require continued investment, thereby reducing our cash available for other corporate purposes. The occurrence of any of these risks could harm our business, results of operations, and financial condition.
Catastrophic events, or man-made events such as terrorism, may disrupt our business.
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage, could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we or our suppliers and customers conduct business. Some of our management members and other employees are located in the San Francisco Bay Area, a region known for seismic activity, wildfires and other extreme weather events. If our or our partners’ operations are hindered by any of the foregoing events, we could experience sales delays, supply chain disruptions, and other negative impacts on our business. In addition, acts of terrorism, acts of war, including conflicts in the Middle East and Russia’s war with Ukraine, other geopolitical unrest or health issues, such as a pandemic outbreak, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. The potential impacts of these risks may be further increased if our disaster recovery plans prove to be inadequate.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, customers, and other stakeholders concerning ESG matters, both in the United States and internationally, and companies across all industries are experiencing increased scrutiny of their ESG practices, positions, and reporting. Investors, customers, regulators, employees, and other stakeholders have focused increasingly on ESG issues, including, among other matters, climate change and greenhouse gas emissions, human and civil rights, and diversity and inclusion matters. Expectations surrounding appropriate corporate behavior in these areas are continually evolving and often reflect a wide spectrum of viewpoints and interests. In recent periods, regulators have expressed contrary views with respect to a range of ESG matters. Given the divergent nature of regulations and a lack of harmonization of ESG legal and regulatory environments across the jurisdictions in which we operate, we may experience enhanced compliance risks and costs as well as opposing views from various stakeholders who may disagree with our actual or perceived positions on these matters.

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
We are, or in the future will be, obligated to comply with new stringent climate-related reporting requirements under California climate-related reporting statutes, laws of member states of the European Union implementing the EU Corporate Sustainability Reporting Directive, and other laws and regulations. These sustainability reporting frameworks will require us to provide, at least annually, detailed public disclosures about the greenhouse gas emissions and other climate-related effects our activities produce, the climate-related operating and financial impacts, risks, and opportunities we face, and the strategies we pursue to manage and adapt to the impacts of climate change. We expect to incur substantial costs to prepare these disclosures. If we fail to compile, assess and report the required operating and accounting information in a timely manner and in accordance with mandatory reporting standards, we could be exposed to fines and other sanctions and sustain harm to our reputation.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We face rapidly evolving and sophisticated threats of breaches of our systems and networks as well as those of our suppliers and third-party service providers. To mitigate this threat to our business, we take a comprehensive approach to cybersecurity and expend corresponding resources on cybersecurity risk management, strategy, and governance.
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

Management’s Role. Our cybersecurity program efforts are directed by our CISO who, with the support of the Chief Financial Officer, the Chief Product Officer, and the Chief Legal Officer, has the primary responsibility for assessing and managing material cybersecurity risks. The CISO along with these members of our management, acting as a group, drive alignment on security decisions across the Company. The CISO and various members of this group meet quarterly with the Audit Committee to review security performance metrics, identify security risks and review mitigation strategies, and assess the status of approved security enhancements. Our CISO has served in various roles in information technology, information security and risk management for over 28 years, including serving as the Information Security Officer and Chief Security Officer of multiple companies.
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
Item 2. Properties
As a distributed company, we employ a distributed workforce with offices and employee hubs around the world. All offices are leased and we do not own any real property. We believe that our current facilities are adequate to meet our current needs and that, if needed in the future, suitable additional space will be available either to expand existing offices or hubs or to open offices or hubs in new locations.
Item 3. Legal Proceedings
The information required by this Item is incorporated herein by reference to Part II, Item 8. “Financial Statements and Supplementary Data,” Note 8, “Commitments and Contingencies—Legal Matters” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Holders of Record
As of May 31, 2025 there were 47 shareholders of record of our ordinary shares. The number of such holders does not include beneficial owners of our ordinary shares that are held of record by brokers and other institutions on behalf of such beneficial owners.
Dividend Policy
We have never declared or paid any cash dividends on our ordinary shares, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Stock Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index for our five most recent fiscal years. The graph assumes $100 was invested at the market close on April 30, 2020. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our ordinary shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
ESTC
S&P 500
S&P 500 IT
$300.00
$200.00
$100.00
$—
4/30/2020
10/31/2020
4/30/2021
10/31/2021
4/30/2022
10/31/2022
4/30/2023
10/31/2023
4/30/2024
10/31/2024
4/30/2025

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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the years ended April 30, 2025, 2024, and 2023, and year-to-year comparisons between the years ended April 30, 2025 and 2024. A discussion of our financial condition and results of operations for the year ended April 30, 2023 and year-to-year comparisons between the years ended April 30, 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2024, filed with the SEC on June 14, 2024.
Overview
Elastic, the Search AI Company, enables its customers to transform data into answers, actions, and outcomes with Search AI. Our platform combines the precision of search with the intelligence of AI to help our customers and community solve real-time business problems, unlock potential value, and achieve better outcomes. Our platform, available as either a cloud service or a self-managed software, allows our customers to find insights and drive AI and machine learning use cases from large amounts of data.
We offer three Search AI-powered solutions—Elasticsearch, Elastic Observability, and Elastic Security—that are built on our platform. We help organizations, their employees, and their customers find what they need faster, while keeping mission-critical applications and infrastructure running smoothly and protecting against cyber threats.
Our platform is able to ingest data from any source, in any format, and perform search, analysis, and visualization of that data. With Elasticsearch at its core, our platform is a highly scalable document store and search engine, and is the unified data store for all of our solutions and use cases. Featuring a common, solution-agnostic user interface with powerful drag-and-drop visual analytics, centralized management capabilities, and the world's most downloaded open source vector database, our platform gives developers a full suite of sophisticated retrieval algorithms and the ability to integrate with large language models (“LLM”). It delivers the comprehensive set of capabilities developers need to build, maintain, and secure next-generation applications and services. Our platform can be used by developers and IT decision makers to power a variety of use cases.
We make our platform available as a service across major cloud providers. Customers can also deploy our platform across hybrid clouds, public or private clouds, and multi-cloud environments. As digital transformation continues to drive mission-critical business functions to the cloud, we believe that every company must incorporate search AI capabilities across IT and line-of-business organizations to find the answers that matter from all of its data in real time and at scale.
Our business model is based primarily on a combination of paid service offerings (Elastic Cloud Hosted and Elastic Cloud Serverless) and free and paid proprietary self-managed software (Elastic Self-Managed). Our paid offerings for our platform are sold via subscription through resource-based pricing, and all customers and users have access to varying levels of features across all solutions. In Elastic Cloud, our family of cloud-based offerings, we offer various subscription tiers tied to different features. For users who download our software, we make some of the features of our software available free of charge, allowing us to engage with a broad community of developers and practitioners and introduce them to the value of our platform.
We believe in the importance of an open software development model, and we develop the majority of our software in public repositories under an open source AGPL license, as well as under a proprietary license. Unlike some companies, we do not build an enterprise version that is separate from our free distribution. We maintain a single code base across both our self-managed software and Elastic-hosted services. All of these actions help us build a powerful commercial business model that we believe is optimized for product-driven growth. Elastic has always been committed to open source and an open development process with transparent and direct engagement with our community. The core of Elasticsearch and Kibana (a user interface) are open source under an AGPL license, and our open source code is housed in public repositories.

We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 93% of total revenue for the years ended April 30, 2025 and 2024. We also generate revenue from consulting and training services.
We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. As of April 30, 2025, we had approximately 21,500 customers compared to approximately 21,000 customers as of April 30, 2024. The majority of our new customers use Elastic Cloud. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending on our products but can significantly increase their spending over time. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,510 and over 1,330 as of April 30, 2025 and 2024, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both seeking to obtain new customers and on pursuing additional sales to existing customers. In addition to our direct sales efforts, we maintain partnerships to further extend our reach and awareness of our products around the world.
We have experienced significant growth, with revenue increasing to $1.483 billion for the year ended April 30, 2025 from $1.267 billion for the year ended April 30, 2024 and $1.069 billion for the year ended April 30, 2023, representing year-over-year growth of 17% for the year ended April 30, 2025 and 19% for the year ended April 30, 2024. For the years ended April 30, 2025, 2024 and 2023, revenue from outside the United States accounted for 44%, 42%, and 41% of our total revenue, respectively.
We incurred net losses of $108.1 million and $236.2 million for the years ended April 30, 2025 and 2023, respectively, while we had net income of $61.7 million for the year ended April 30, 2024. Our net cash provided by operating activities was $266.2 million, $148.8 million, and $35.7 million for the years ended April 30, 2025, 2024 and 2023, respectively. We had an accumulated deficit of $1.100 billion as of April 30, 2025 due to losses in all but one of our prior years. We may incur net losses in the future and there can be no assurance whether, or when, we may become profitable on a consistent basis.
We continue to make substantial investments in developing our platform and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,537 employees as of April 30, 2025.
Current Economic Conditions
Macroeconomic events, including a possible resurgence in inflation, fluctuations in economic growth, changes in and uncertainty of international trade policies, and political unrest, continue to evolve and impact worldwide economic activity. Governmental and corporate responses to these factors, including changing interest rates and unpredictable and decreased spending, will continue to affect the macroeconomic conditions. We have experienced and, if economic conditions deteriorate, may continue to experience longer and more unpredictable sales cycles, increased scrutiny of prospective sales, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of additional risks.

Key Factors Affecting our Performance
We believe that the growth and future success of our business depends on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Developing new features for Elastic’s Search AI Platform. Our platform is applied to various use cases by customers, including through the solutions we offer. Our revenue is derived primarily from subscriptions of Search, Observability and Security built into our platform. We believe that releasing additional features of our platform, including our solutions, drives usage of our products and ultimately drives our growth. To that end, we plan to continue to invest in building new features and solutions that expand the capabilities of our platform. These investments may adversely affect our operating results prior to generating benefits, to the extent that they ultimately generate benefits at all.
Growing the Elastic community. Our strategy consists of providing access to source available software, on both a paid and free-of-charge basis, and fostering a community of users and developers. Our strategy is designed to pursue what we believe to be significant untapped potential for the use of our technology. After developers begin to use our software and start to participate in our developer community, they become more likely to apply our technology to additional use cases and promote our technology within their organizations. This reduces the time required for our sales force to educate potential customers on our solutions. To capitalize on our opportunity, we intend to make further investments to keep our platform accessible and well known to software developers around the world. We intend to continue to invest in our products and support and engage our user base and developer community through content, events, and conferences in the United States and internationally. Our results of operations may fluctuate as we make these investments.
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
We recently added the Affero General Public License as an option to license the free part of our Elasticsearch and Kibana source code that has been available under the Elastic License 2.0 and Server Side Public License Version 1.0. AGPL is an Open Source Initiative approved open-source license. We anticipate that the addition of this license will drive further engagement and adoption of our software in areas such as vector search within our large community, further increasing our appeal for driving AI and machine learning use cases from large amounts of data. Subject to compliance with the conditions of AGPL, anyone may also redistribute our software in modified or unmodified form or use it to provide a competitive product or service offering.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, or Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, or Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the same amount, the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 112% as of April 30, 2025.
As large organizations expand their use of our platform across multiple use cases, projects, divisions and users, they often begin to require centralized provisioning, management and monitoring across multiple deployments. To satisfy these requirements, our Enterprise subscription tier provides access to key orchestration and deployment management capabilities. We will continue to focus some of our direct sales efforts on driving adoption of our paid offerings.

Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of our platform subsequently become paying subscribers of Elastic Cloud. For the years ended April 30, 2025 and 2024, Elastic Cloud contributed 46% and 43% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to the Netherlands, U.S. federal and state, and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, non-deductible stock-based compensation, and one-time tax benefits, such as the release of a valuation allowance, or charges as well as the BEAT legislation in the United States.
Results of Operations
The following table sets forth our results of operations for the periods presented.

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Revenue
Subscription	$1,384,520	$1,176,606	$984,762
Services	98,776	90,715	84,227
Total revenue	1,483,296	1,267,321	1,068,989
Cost of revenue (1)(2)
Subscription	282,585	246,285	219,306
Services	97,288	83,794	77,320
Total cost of revenue	379,873	330,079	296,626
Gross profit	1,103,423	937,242	772,363
Operating expenses (1)(2)(3)
Research and development	365,758	341,951	313,454
Sales and marketing	617,176	559,648	503,537
General and administrative	175,186	160,628	143,247
Restructuring and other related charges	225	4,917	31,297
Total operating expenses	1,158,345	1,067,144	991,535
Operating loss (1)(2)(3)	(54,922)	(129,902)	(219,172)
Other income, net
Interest expense	(25,307)	(26,132)	(25,159)
Other income, net	48,660	33,278	27,454
Loss before income taxes	(31,569)	(122,756)	(216,877)
Provision for (benefit from) income taxes	76,545	(184,476)	19,284
Net (loss) income	$(108,114)	$61,720	$(236,161)

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Cost of revenue
Subscription	$10,161	$9,378	$8,730
Services	15,669	13,365	9,858
Research and development	102,180	98,174	82,628
Sales and marketing	90,973	82,023	71,363
General and administrative	50,932	47,519	38,593
Total stock-based compensation expense and related employer taxes	$269,915	$250,459	$211,172
(2) Includes amortization of acquired intangible assets as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Cost of revenue
Subscription	$9,213	$12,353	$11,781
Sales and marketing	—	2,143	4,887
Total amortization of acquired intangibles	$9,213	$14,496	$16,668
(3) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Research and development	$76	$1,385	$5,875
General and administrative	606	1,065	103
Total acquisition-related expenses	$682	$2,450	$5,978

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Year Ended April 30,
	2025	2024	2023
Revenue
Subscription	93%	93%	92%
Services	7%	7%	8%
Total revenue	100%	100%	100%
Cost of revenue (1)(2)
Subscription	19%	19%	21%
Services	7%	7%	7%
Total cost of revenue	26%	26%	28%
Gross profit	74%	74%	72%
Operating expenses (1)(2)(3)
Research and development	25%	27%	29%
Sales and marketing	41%	44%	47%
General and administrative	12%	13%	14%
Restructuring and other related charges	—%	—%	3%
Total operating expenses	78%	84%	93%
Operating loss (1)(2)(3)	(4)%	(10)%	(21)%
Other income, net
Interest expense	(1)%	(2)%	(2)%
Other income, net	3%	3%	2%
Loss before income taxes	(2)%	(9)%	(21)%
Provision for (benefit from) income taxes	5%	(14)%	1%
Net (loss) income	(7)%	5%	(22)%

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Year Ended April 30,
	2025	2024	2023
Cost of revenue
Subscription	1%	1%	1%
Services	1%	1%	1%
Research and development	7%	8%	9%
Sales and marketing	6%	6%	6%
General and administrative	3%	4%	3%
Total stock-based compensation expense and related employer taxes	18%	20%	20%
(2) Includes amortization of acquired intangible assets as follows:

	Year Ended April 30,
	2025	2024	2023
Cost of revenue
Subscription	1%	1%	1%
Sales and marketing	—%	—%	1%
Total amortization of acquired intangibles	1%	1%	2%
(3) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2025	2024	2023
Research and development	—%	—%	1%
General and administrative	—%	—%	—%
Total acquisition-related expenses	—%	—%	1%
Comparison of Fiscal Years Ended April 30, 2025 and 2024
Revenue

	Year Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Revenue
Subscription	$1,384,520	$1,176,606	$207,914	18%
Services	98,776	90,715	8,061	9%
Total revenue	$1,483,296	$1,267,321	$215,975	17%
Subscription revenue increased by $207.9 million, or 18%, for the year ended April 30, 2025 compared to the prior year. This increase was primarily driven by continued adoption of Elastic Cloud, which grew 26% over the prior year and increased to 46% of total revenue for the year ended April 30, 2025 from 43% for the year ended April 30, 2024.
Services revenue increased by $8.1 million, or 9%, for the year ended April 30, 2025 compared to the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Year Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue
Subscription	$282,585	$246,285	$36,300	15%
Services	97,288	83,794	13,494	16%
Total cost of revenue	$379,873	$330,079	$49,794	15%
Gross profit	$1,103,423	$937,242	$166,181	18%

Gross margin:
Subscription	80%	79%
Services	2%	8%
Total gross margin	74%	74%
Cost of subscription revenue increased by $36.3 million, or 15%, for the year ended April 30, 2025 compared to the prior year. This increase was primarily due to an increase of $38.4 million in cloud infrastructure costs, partially offset by a decrease of $3.1 million in intangible assets amortization. Subscription gross margin increased nominally to 80% for the year ended April 30, 2025 compared to 79% the prior year.
Cost of services revenue increased by $13.5 million, or 16%, for the year ended April 30, 2025 compared to the prior year. This increase was primarily due to increases of $6.8 million in personnel and related costs and $6.4 million in subcontractor costs. Gross margin for services revenue was 2% for the year ended April 30, 2025 compared to 8% for the same period of the prior year. The decrease in gross margin was primarily attributable to personnel and related costs and subcontractor costs growing at a higher rate than the growth in services revenue. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near-term as we seek to expand our services business.
Operating Expenses
Research and development

	Year Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Research and development	$365,758	$341,951	$23,807	7%
Research and development expense increased by $23.8 million, or 7%, for the year ended April 30, 2025 compared to the prior year as we continued to invest in the development of new and existing offerings. This increase was primarily due to increases of $22.2 million in personnel and related costs and $4.7 million in cloud infrastructure costs related to our research and development activities. These increases were partially offset by a decrease of $3.4 million in travel costs. The increase in personnel and related costs included increases of $16.5 million in salaries and related taxes, $3.8 million in stock-based compensation, and $3.1 million in employee benefits expense, partially offset by a decrease of $1.4 million in acquisition-related compensation.
Sales and marketing

	Year Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing	$617,176	$559,648	$57,528	10%
Sales and marketing expense increased by $57.5 million, or 10%, for the year ended April 30, 2025 compared to the prior year. This increase was primarily due to an increase of $55.8 million in personnel and related costs. The increase in personnel and related costs included increases of $22.4 million in salaries and related taxes, $15.5 million in commission expense, $8.7 million in stock-based compensation, and $6.8 million in employee benefits expense.

General and administrative

	Year Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
General and administrative	$175,186	$160,628	$14,558	9%
General and administrative expense increased by $14.6 million, or 9%, for the year ended April 30, 2025 compared to the prior year. This increase was primarily due to increases of $11.8 million in personnel and related costs and $2.0 million in software and equipment expense. The increase in personnel and related costs included increases of $5.8 million in salaries and related taxes, $3.2 million in stock-based compensation, and $1.5 million in employee benefits expense.
Restructuring and other related charges

	Year Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Restructuring and other related charges	$225	$4,917	$(4,692)	(95)%
Restructuring and other related charges decreased by $4.7 million for the year ended April 30, 2025 compared to the prior year due to lower employee-related severance and termination benefit charges.
Other Income, Net
Interest expense

	Year Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(25,307)	$(26,132)	$825	(3)%
Interest expense remained relatively flat for the year ended April 30, 2025 compared to the prior year.
Other income, net

	Year Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Other income, net	$48,660	$33,278	$15,382	46%
Other income, net increased by $15.4 million, or 46%, for the year ended April 30, 2025 compared to the prior year. The increase was due to increases of $10.3 million in interest and other investment income primarily from our marketable securities and $5.4 million in net foreign currency exchange gains.
Provision for (Benefit from) Income Taxes

	Year Ended April 30,		Change
	2025	2024	$	%

	(in thousands)
Provision for (benefit from) income taxes	$76,545	$(184,476)	$261,021	(141)%
The provision for income taxes was $76.5 million for the year ended April 30, 2025 compared to a benefit from income taxes of $184.5 million for the prior year. Our effective tax rate was (242)% and 150% of our net loss before income taxes for the years ended April 30, 2025 and 2024, respectively. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges.
The benefit from income taxes for the year ended April 30, 2024 was driven primarily by a release of a valuation allowance against U.S. federal and certain states’ deferred tax assets of $250.7 million.

We maintain a full valuation allowance against our deferred tax assets in the Netherlands and the United Kingdom. To the extent sufficient positive evidence becomes available, the Company may release all or a portion of the Netherlands valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.
Liquidity and Capital Resources
As of April 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.397 billion. Our cash, cash equivalents, and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.100 billion as of April 30, 2025. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations in the future due to the investments we intend to make. As a result, we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
In July 2021, we issued long-term debt of $575.0 million, represented by our Senior Notes, and we may be required to seek additional equity or debt financing. As market conditions warrant, we may from time to time seek to purchase our outstanding debt securities or loans, including the Senior Notes, in privately negotiated or open market transactions, by tender offer or otherwise.
In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$266,168	$148,762	$35,662
Net cash used in investing activities	$(118,668)	$(287,960)	$(272,952)
Net cash provided by financing activities	$40,947	$40,054	$17,471
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the year ended April 30, 2025 was $266.2 million, which resulted from adjustments for non-cash charges of $430.4 million, partially offset by net loss of $108.1 million and a net cash outflow of $56.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $257.8 million for stock-based compensation expense, $96.7 million for amortization of deferred contract acquisition costs, $57.4 million in deferred income taxes, and $12.3 million of depreciation and intangible asset amortization expense. The net cash outflow from changes in operating assets and liabilities resulted from a $106.7 million increase in deferred contract acquisition costs as our sales commissions increased due to increased business volume, a $48.9 million increase in accounts receivable, net, a $36.1 million increase in prepaid expenses and other assets, and a $11.9 million decrease in operating lease liabilities. These outflows were partially offset by inflows from a $147.1 million increase in deferred revenue.

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
Net Cash Used In Investing Activities
Net cash used in investing activities of $118.7 million during the year ended April 30, 2025 was primarily due to purchases of marketable securities of $549.6 million and purchases of property and equipment of $4.3 million, partially offset by sales, maturities, and redemptions of marketable securities of $435.3 million.
Net cash used in investing activities of $288.0 million during the year ended April 30, 2024 was primarily due to the purchase of marketable securities of $536.8 million, business acquisitions, net of cash acquired, of $19.1 million, and purchases of property and equipment of $3.5 million. These expenditures were offset by cash provided by maturities and redemptions of marketable securities of $271.4 million.
Net Cash Provided By Financing Activities
Net cash provided by financing activities of $40.9 million during the year ended April 30, 2025 was due to proceeds from stock option exercises and purchases under our employee stock purchase plan.
Net cash provided by financing activities of $40.1 million during the year ended April 30, 2024 was due to proceeds from stock option exercises and purchases under our employee stock purchase plan.
Contractual Obligations and Commitments
Our principal commitments consist of our purchase obligations under non-cancelable agreements for cloud hosting, subscription software, sales and marketing, and general corporate services, future non-cancelable minimum rental payments under operating leases for our offices, and interest payments due on our Senior Notes. As of April 30, 2025, we had purchase commitments of $812.3 million related to cloud hosting services, future minimum lease payment commitments of $29.9 million, and purchase commitments of $73.2 million related to other contracts. See Note 8, “Commitments and contingencies,” and Note 9, “Leases,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
In July 2021, we issued $575.0 million aggregate principal amount of Senior Notes in a private placement. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year. See Note 7, “Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
As of April 30, 2025, we had $2.9 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit expire on various dates through 2028, with some of these obligations renewing annually.
Our contractual commitment amounts are associated with agreements that are enforceable and legally binding and do not include obligations under contracts that we can cancel without a significant penalty. Purchase orders issued in the ordinary course of business are also excluded, as our purchase orders represent authorizations to purchase rather than binding agreements.
We have also excluded unrecognized tax benefits from the contractual obligations. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments. We believe that these matters will likely not be resolved in the next 12 months and accordingly we have classified the estimated liability as non-current in the consolidated balance sheets. See Note 13, “Income Taxes,” of our accompanying Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Critical Accounting Policies and Estimates
In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth below involve a higher degree of judgment and complexity in their application than our other significant accounting policies.
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
Revenue Recognition
Our contracts with customers include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, the customer’s credit, reputation, and financial or other pertinent information. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We have concluded that our contracts with customers generally do not contain warranties that give rise to a separate performance obligation.
Our contracts often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. We apply significant judgment in identifying and accounting for each performance obligation based on our evaluation of the terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on the prices at which we separately sell these products assuming the majority of such prices fall within a pricing range. For instances in which the SSP is not directly observable, such as when we do not sell the software license separately, we derive the SSP using information that may include market conditions and other observable and unobservable inputs, which can require significant judgment. Individual products and services typically have more than one SSP due to the stratification of such products and services by quantity, subscription term, sales channel, and other circumstances. If one of the performance obligations is outside of the SSP range, we allocate the transaction price considering the midpoint of the SSP range. We also consider whether there are any additional material rights inherent in a contract and, if so, we allocate a portion of the transaction price to such rights based on the relative SSP.
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
Acquired Intangible Assets
We apply significant judgment in determining the fair value of the intangible assets acquired, which involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, future expected cash flows from acquired customers and acquired technology from a market participant perspective, costs to rebuild developed technology, useful lives, and discount rates. While we use our best estimates and judgments, our estimates are inherently uncertain.
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
Future valuation allowance releases, if any, would result in the recognition of certain deferred tax assets which may include a material income tax benefit for the period in which such release is recorded. See Note 13, “Income Taxes” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to interest rate risk and foreign currency risk in the ordinary course of our business.
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.401 billion as of April 30, 2025. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
In July 2021, we issued $575.0 million aggregate principal amount of Senior Notes in a private placement. The fair value of the Senior Notes is subject to market risk. In addition, the fair market value of the Senior Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Senior Notes will increase as interest rates fall and decrease as interest rates rise. The interest rate and market value changes affect the fair value of the Senior Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Senior Notes at face value less unamortized debt issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.

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
We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net (loss) income. As a component of other income, net, we recognized foreign currency transaction losses of $2.5 million, $3.4 million, and $0.4 million for the years ended April 30, 2025, 2024, and 2023, respectively.
As of April 30, 2025, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $9.2 million on our cash, cash equivalents, restricted cash, and marketable securities balances.

Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elastic N.V.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Elastic N.V. and its subsidiaries (the “Company”) as of April 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of shareholders' equity and of cash flows for each of the three years in the period ended April 30, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Identification and Evaluation of Terms and Conditions in Contracts
As described in Note 2 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when the Company satisfies each performance obligation. The Company’s contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. For the fiscal year ended April 30, 2025, the Company’s revenue was $1,483 million.
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
June 9, 2025

We have served as the Company’s auditor since 2018.

Elastic N.V.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of April 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$727,543	$540,397
Restricted cash	3,671	2,692
Marketable securities	669,717	544,002
Accounts receivable, net of allowance for credit losses of $5,510 and $4,979 as of April 30, 2025 and April 30, 2024, respectively	375,613	323,011
Deferred contract acquisition costs	86,205	78,030
Prepaid expenses and other current assets	68,258	42,765
Total current assets	1,931,007	1,530,897
Property and equipment, net	6,589	5,453
Goodwill	319,417	319,380
Operating lease right-of-use assets	22,334	20,506
Intangible assets, net	11,404	20,620
Deferred contract acquisition costs, non-current	117,762	114,509
Deferred tax assets	168,045	225,544
Other assets	16,295	5,657
Total assets	$2,592,853	$2,242,566
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,150	$26,075
Accrued expenses and other liabilities	86,347	75,292
Accrued compensation and benefits	93,714	93,691
Operating lease liabilities	8,928	12,187
Deferred revenue	802,117	663,846
Total current liabilities	1,008,256	871,091
Deferred revenue, non-current	50,340	30,293
Long-term debt, net	569,729	568,612
Operating lease liabilities, non-current	16,357	12,898
Other liabilities, non-current	20,937	21,487
Total liabilities	1,665,619	1,504,381
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of April 30, 2025 and April 30, 2024	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 105,534,887 shares issued and outstanding as of April 30, 2025 and 101,705,935 shares issued and outstanding as of April 30, 2024	1,112	1,070
Treasury stock	(369)	(369)
Additional paid-in capital	2,049,416	1,750,729
Accumulated other comprehensive loss	(23,204)	(21,638)
Accumulated deficit	(1,099,721)	(991,607)
Total shareholders’ equity	927,234	738,185
Total liabilities and shareholders’ equity	$2,592,853	$2,242,566
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended April 30,
	2025	2024	2023
Revenue
Subscription	$1,384,520	$1,176,606	$984,762
Services	98,776	90,715	84,227
Total revenue	1,483,296	1,267,321	1,068,989
Cost of revenue
Subscription	282,585	246,285	219,306
Services	97,288	83,794	77,320
Total cost of revenue	379,873	330,079	296,626
Gross profit	1,103,423	937,242	772,363
Operating expenses
Research and development	365,758	341,951	313,454
Sales and marketing	617,176	559,648	503,537
General and administrative	175,186	160,628	143,247
Restructuring and other related charges	225	4,917	31,297
Total operating expenses	1,158,345	1,067,144	991,535
Operating loss	(54,922)	(129,902)	(219,172)
Other income, net
Interest expense	(25,307)	(26,132)	(25,159)
Other income, net	48,660	33,278	27,454
Loss before income taxes	(31,569)	(122,756)	(216,877)
Provision for (benefit from) income taxes	76,545	(184,476)	19,284
Net (loss) income	$(108,114)	$61,720	$(236,161)
Net (loss) earnings per share attributable to ordinary shareholders
Basic	$(1.04)	$0.62	$(2.47)
Diluted	$(1.04)	$0.59	$(2.47)
Weighted-average shares used to compute net (loss) earnings per share attributable to ordinary shareholders
Basic	103,661,704	99,646,231	95,729,844
Diluted	103,661,704	103,980,132	95,729,844
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended April 30,
	2025	2024	2023
Net (loss) income	$(108,114)	$61,720	$(236,161)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of taxes	3,995	(1,728)	(71)
Foreign currency translation adjustments	(5,561)	105	(1,814)
Other comprehensive loss	(1,566)	(1,623)	(1,885)
Total comprehensive (loss) income	$(109,680)	$60,097	$(238,046)
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2022	94,174,914	$990	$(369)	$1,250,108	$(18,130)	$(817,166)	$415,433
Issuance of ordinary shares upon exercise of stock options	1,127,036	12	—	17,459	—	—	17,471
Issuance of ordinary shares upon release of restricted stock units	2,064,997	22	—	(22)	—	—	—
Stock-based compensation	—	—	—	204,039	—	—	204,039
Net loss	—	—	—	—	—	(236,161)	(236,161)
Other comprehensive loss	—	—	—	—	(1,885)	—	(1,885)
Balances as of April 30, 2023	97,366,947	1,024	(369)	1,471,584	(20,015)	(1,053,327)	398,897
Issuance of ordinary shares upon exercise of stock options	1,292,375	14	—	20,905	—	—	20,919
Issuance of ordinary shares upon release of restricted stock units	2,701,448	28	—	(28)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	345,165	4	—	19,131	—	—	19,135
Stock-based compensation	—	—	—	239,137	—	—	239,137
Net income	—	—	—	—	—	61,720	61,720
Other comprehensive loss	—	—	—	—	(1,623)	—	(1,623)
Balances as of April 30, 2024	101,705,935	1,070	(369)	1,750,729	(21,638)	(991,607)	738,185
Issuance of ordinary shares upon exercise of stock options	791,874	9	—	17,845	—	—	17,854
Issuance of ordinary shares upon release of restricted stock units	2,672,842	29	—	(29)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	364,236	4	—	23,089	—	—	23,093
Stock-based compensation	—	—	—	257,782	—	—	257,782
Net loss	—	—	—	—	—	(108,114)	(108,114)
Other comprehensive loss	—	—	—	—	(1,566)	—	(1,566)
Balances as of April 30, 2025	105,534,887	$1,112	$(369)	$2,049,416	$(23,204)	$(1,099,721)	$927,234
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(108,114)	$61,720	$(236,161)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	12,315	17,999	20,233
Amortization of premium and accretion of discount on marketable securities, net	(7,186)	(8,808)	(772)
Amortization of deferred contract acquisition costs	96,688	78,549	68,900
Amortization of debt issuance costs	1,117	1,069	1,023
Non-cash operating lease cost	10,040	11,010	10,880
Asset impairment charges	—	—	6,242
Stock-based compensation expense	257,782	239,137	204,039
Deferred income taxes	57,431	(217,195)	(2,007)
Unrealized foreign currency transaction loss (gain)	2,211	1,930	(1,386)
Other	39	(34)	44
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	(48,903)	(63,519)	(46,353)
Deferred contract acquisition costs	(106,691)	(119,834)	(102,017)
Prepaid expenses and other current assets	(25,320)	(2,875)	1,323
Other assets	(10,794)	1,906	8,525
Accounts payable	(8,952)	(9,998)	6,304
Accrued expenses and other liabilities	9,845	18,144	4,310
Accrued compensation and benefits	(546)	17,357	8,324
Operating lease liabilities	(11,906)	(12,391)	(11,405)
Deferred revenue	147,112	134,595	95,616
Net cash provided by operating activities	266,168	148,762	35,662
Cash flows from investing activities
Purchases of property and equipment	(4,345)	(3,450)	(2,684)
Business acquisitions, net of cash acquired	—	(19,100)	—
Purchases of marketable securities	(549,574)	(536,833)	(270,268)
Sales, maturities, and redemptions of marketable securities	435,251	271,423	—
Net cash used in investing activities	(118,668)	(287,960)	(272,952)
Cash flows from financing activities
Proceeds from issuance of ordinary shares under employee stock purchase plan	23,093	19,135	—
Proceeds from issuance of ordinary shares upon exercise of stock options	17,854	20,919	17,471
Net cash provided by financing activities	40,947	40,054	17,471
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(322)	(4,407)	2,822
Net increase (decrease) in cash, cash equivalents, and restricted cash	188,125	(103,551)	(216,997)
Cash, cash equivalents, and restricted cash, beginning of period	543,089	646,640	863,637
Cash, cash equivalents, and restricted cash, end of period	$731,214	$543,089	$646,640
Supplemental disclosures of cash flow information
Cash paid for interest	$24,191	$25,063	$24,136
Cash paid for income taxes, net	$21,994	$24,219	$11,581
Cash paid for operating lease liabilities	$13,127	$14,000	$13,136
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$305	$398	$121
Operating lease right-of-use assets for new lease obligations	$11,771	$11,539	$10,902
Acquisition-related indemnity holdback	$—	$3,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Elastic N.V. (individually and together with its consolidated subsidiaries, “Elastic” or the “Company”) was incorporated under the laws of the Netherlands in 2012. The Company created Elastic’s Search AI Platform, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization on that data. Developers build on top of the Company’s platform to apply the power of search to their data and solve business problems. The Company offers three software solutions built into its platform: Elasticsearch, Elastic Observability, and Elastic Security. The Company’s platform and its solutions are designed to run across hybrid clouds, public or private clouds, and multi-cloud environments.
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
Use of Estimates and Judgments
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, the standalone selling price (“SSP”) for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred contract acquisition costs, allowance for credit losses, valuation of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, discount rate used for operating leases, and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.
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
For the subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency re-measurement and settlements are included in other income, net in the consolidated statements of operations. For the years ended April 30, 2025, 2024, and 2023, the Company recognized re-measurement losses of $2.5 million, $3.4 million, and $0.4 million, respectively.

For subsidiaries where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate shareholders’ equity into U.S. dollars. The Company records foreign currency translation gains and losses in accumulated other comprehensive loss as a component of shareholders’ equity in the consolidated balance sheets.
Other Comprehensive Loss
The Company’s other comprehensive loss includes net (loss) income, unrealized gain (loss) on available-for-sale securities, net of taxes, and foreign currency translation adjustments.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these instruments. The Company’s restricted cash consists primarily of cash deposits with financial institutions in support of letters of credit in favor of certain landlords for non-cancelable lease agreements.
Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheets. Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2025	2024
Cash and cash equivalents	$727,543	$540,397
Restricted cash	3,671	2,692
Cash, cash equivalents, and restricted cash	$731,214	$543,089
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
Available-for-sale debt securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale debt security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are reported as a separate component of accumulated other comprehensive loss until realized. Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.
For available-for-debt securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income, net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether the decline in fair value below amortized cost is due to credit or non-credit-related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit-related unrealized losses are recognized as an allowance for expected credit losses of available-for-sale securities on the consolidated balance sheets with a corresponding charge in other income, net in the consolidated statements of operations. Non-credit-related unrealized losses are included in accumulated other comprehensive loss.

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
The Company’s financial instruments consist of cash equivalents, marketable securities, mutual fund investments held in a rabbi trust, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities and mutual fund investments are recorded at fair value. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
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
Accounts Receivable, Unbilled Accounts Receivable, and Allowance for Credit Losses
Accounts receivable primarily consists of amounts billed currently due from customers. The Company’s accounts receivable are subject to collection risk. Gross accounts receivable are reduced for this risk by an allowance for credit losses. This allowance is for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the need for an allowance for credit losses based on various factors, including past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions, as well as specific circumstances arising with individual customers. Accounts receivables are written off against the allowance when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable. The Company does not typically offer right of refund in its contracts. The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio. Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to the Company’s revenue recognition policy for fulfilled obligations not yet billed.
Capitalized Software Development and Implementation Costs
Software development costs for software to be sold, leased, or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, costs to develop software that is marketed externally have not been capitalized as the current software development process is essentially completed concurrently with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in the consolidated statements of operations.

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
The Company also capitalizes qualifying implementation costs incurred in a hosting arrangement that is a service contract. These costs are amortized on a straight-line basis over the expected life of the service contract, including consideration of the reasonably certain renewal periods, and are presented in the same income statement line-items as the service for the related hosting arrangement. The Company did not capitalize any costs during the years ended April 30, 2025 and 2024. All previously capitalized costs are recorded in other assets, non-current on the consolidated balance sheets.
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the financial statements and any resulting gain or loss is reflected within the consolidated statements of operations. There was no material gain or loss incurred as a result of retirement or sale in the periods presented. Repair and maintenance costs are expensed as incurred.
Leases
Leases arise from contractual obligations that convey the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company determines whether an arrangement is or contains a lease at inception, based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. At the lease commencement date, the Company determines the lease classification between finance and operating, and recognizes a right-of-use asset and corresponding lease liability for each lease component. A right-of-use asset represents the Company’s right to use an underlying asset and a lease liability represents the Company’s obligation to make payments during the lease term. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component. Leases with an initial term of twelve months or less are classified as short-term leases and, therefore, are not recognized on the consolidated balance sheets and are expensed on a straight-line basis within the consolidated statements of operations.
The lease liability is initially measured as the present value of the remaining lease payments over the lease term. The discount rate used to determine the present value is the Company’s incremental borrowing rate, unless the interest rate implicit in the lease is readily determinable. The Company estimates its incremental borrowing rate based on the information available at the lease commencement date for borrowings with a similar term. The right-of-use asset is initially measured as the present value of the lease payments, adjusted for initial direct costs, prepaid lease payments to lessors, and lease incentives.
Acquisitions
When the Company acquires a business, the Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity, or a combination of the two, in a business combination to the identifiable assets and liabilities of the acquired business at their estimated respective fair values. The Company recognizes and measures contract assets and contract liabilities acquired in a business combination on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including, but not limited to, the selection of valuation methodologies, estimates of future revenue and cash flows, costs to rebuild developed technology, discount rates, and selection of comparable companies. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to other income, net in the consolidated statements of operations.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the acquisition method, and is not amortized. The Company tests goodwill for impairment at least annually, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than book value, then goodwill will be impaired by the amount that the carrying amount exceeds the implied fair value. There was no impairment of goodwill recorded for the years ended April 30, 2025, 2024, and 2023.
Acquired Intangible Assets
Acquired amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

Useful life (in years)
Developed technology	4-5
Customer relationships	4
Trade names	4
Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and amortizable acquired intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended April 30, 2023, the Company recorded asset impairment charges comprising impairment of operating lease right-of-use assets and the associated furniture, equipment, and leasehold improvements of $5.1 million and $1.1 million, respectively, for exited leased office spaces associated with the Company’s restructuring plan. The Company determined that there were no events or changes in circumstances that indicated that its long-lived assets were impaired during the years ended April 30, 2025 and 2024.
In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of property and equipment and amortizable intangible assets. If the estimated useful life assumption for any asset is changed, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life on a prospective basis.
Revenue Recognition
The Company generates revenue primarily from the sale of self-managed subscriptions (which include licenses for proprietary features, support, and maintenance) and from the sale of software-as-a-service (“SaaS”) subscriptions. The Company also generates revenue from services, which consist of consulting and training.

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company’s contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:
(i)    identification of the contract with a customer;
The Company contracts with its customers through order forms which, in some cases, are governed by master sales agreements. The Company determines that it has a contract with a customer when the order form has been approved, each party’s rights regarding the products or services to be transferred can be identified, the payment terms for the services can be identified, the Company has determined the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, the customer’s credit, reputation, and financial or other pertinent information. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company has concluded that its contracts with customers generally do not contain warranties that give rise to a separate performance obligation.
(ii)    identification of the performance obligations in the contract;
Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the products or services, either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products and services is separately identifiable from other promises in the contract.
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
(iv)    allocation of the transaction price to the performance obligations; and
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative SSP. The SSP is determined based on the prices at which the Company separately sells these products assuming the majority of such prices fall within a pricing range. For instances in which the SSP is not directly observable, such as when the Company does not sell the software license separately, the Company derives the SSP using information that may include market conditions and other observable and unobservable inputs, which can require significant judgment. Individual products and services typically have more than one SSP due to the stratification of such products and services by quantity, subscription term, sales channel, and other circumstances. If one of the performance obligations is outside of the SSP range, the Company allocates the transaction price considering the midpoint of the SSP range. The Company also considers whether there are any additional material rights inherent in a contract and, if so, the Company allocates a portion of the transaction price to such rights based on the relative SSP.
(v)    recognition of revenue when the Company satisfies each performance obligation;
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to the customer. Revenue for SaaS offerings that relate to a specified amount of services is recognized on a consumption basis as the customer utilizes the services. Revenue from SaaS offerings that are stand-ready arrangements is recognized ratably over the contract period as the Company satisfies the performance obligation. The Company’s self-managed subscriptions include both upfront revenue recognition when the license is delivered, as well as revenue recognized ratably over the contract period for support and maintenance based on the stand-ready nature of these subscription elements.

Services comprise consulting services as well as public and private training. Revenue from services is recognized as these services are delivered.
The Company generates sales directly through its sales team and through its channel partners. Sales to channel partners are made at a discount and revenues are recorded at this discounted price once all the revenue recognition criteria above are met. To the extent that the Company offers rebates, incentives, or joint marketing funds to such channel partners, recorded revenues are reduced by this amount. Channel partners generally receive an order from an end customer prior to placing an order with the Company. Payment from channel partners is not contingent on the partner’s collection from end customers.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. For annual contracts, the Company typically invoices customers at the time of entering into the contract. For multi-year agreements, the Company generally invoices customers on an annual basis prior to each anniversary of the contract start date. The Company records unbilled accounts receivable related to revenue recognized in excess of amounts invoiced as the Company has an unconditional right to invoice and receive payment in the future related to those fulfilled obligations. Contract liabilities consist of deferred revenue, which is recognized over the contractual period.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs represent costs that are incremental to the acquisition of customer contracts, which consist mainly of sales commissions and associated payroll taxes. The Company determines whether costs should be deferred based on sales compensation plans if the commissions are, in fact, incremental and would not have occurred absent the customer contract.
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
Cost of Revenue
Cost of revenue consists primarily of costs related to providing subscriptions and services to the Company’s customers, including personnel costs (salaries, bonuses and benefits, and stock-based compensation) and related expenses for customer support and services personnel, as well as cloud infrastructure costs, third-party contractors, depreciation of fixed assets, amortization associated with acquired intangible assets, and allocated overhead.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs including salaries, bonuses and benefits, and stock-based compensation. Research and development costs also include depreciation and allocated overhead.
Advertising
Advertising costs are charged to operations as incurred and recorded in sales and marketing expense in the consolidated statements of operations. Advertising costs were $22.5 million, $26.0 million, and $22.4 million for the years ended April 30, 2025, 2024, and 2023, respectively.

Stock-Based Compensation
Compensation expense related to stock awards issued to employees and directors, including stock options and restricted stock units (“RSUs”), which include performance share units (“PSUs”), is measured at the fair value on the date of the grant and recognized over the requisite service period. The fair value of stock options and purchase rights issued to employees under the 2022 Employee Stock Purchase Plan (“2022 ESPP”) is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of RSUs is estimated on the date of the grant based on the fair value of the Company’s underlying ordinary shares. Compensation expense for stock options and RSUs is recognized on a straight-line basis over the requisite service period, and over the six-month offering period for ordinary shares purchased under the 2022 ESPP. Compensation expense relating to PSUs is recognized using the accelerated attribution method over the requisite service period when it is probable that the performance condition will be satisfied. The Company recognizes forfeitures as they occur.
Debt Issuance Costs
Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the carrying amount of the outstanding borrowings.
Net (Loss) Earnings Per Share Attributable to Ordinary Shareholders
The Company calculates basic net (loss) earnings per share by dividing the net (loss) income by the weighted-average number of ordinary shares outstanding during the period, less shares subject to repurchase. Diluted net (loss) earnings per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period, including stock options, RSUs, and ESPP shares.
Treasury Shares
Ordinary shares of the Company that are repurchased are recorded as treasury shares at cost and are included as a component of shareholders’ equity. As of April 30, 2025 and 2024, the Company had 35,937 treasury shares that were repurchased at an average price of $10.30 per share.
Segments
The Company’s Chief Executive Officer is its chief operating decision maker (“CODM”). The Company’s CODM reviews discrete financial information at the consolidated level to make operating decisions, allocate resources, and evaluate financial performance. The Company operates in one operating segment and, therefore, one reportable segment.
The CODM uses consolidated net (loss) income to measure segment profit or loss to evaluate the Company's overall performance and identify any underlying trends in the business to facilitate the allocation of resources to support strategic priorities and capital allocation needs (including personnel-related and other financial or capital resources).
Significant segment expenses that are reviewed and utilized by the CODM at the consolidated level to manage the Company’s operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are presented in the Company’s consolidated statements of operations. Other segment items that impact net loss (income) include interest expense, other income, net, and the provision for (benefit from) income taxes, which are presented in the Company’s consolidated statements of operations.
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

The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based on the Company’s evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than a 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized.
Although the Company believes that it has adequately reserved for its uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. As the Company expands internationally, it will face increased complexity and the Company’s unrecognized tax benefits may increase in the future. The Company makes adjustments to its reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for (benefit from) income taxes in the period in which such determination is made.
Recently Adopted Accounting Pronouncements
Segment Reporting: In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The Company adopted ASU No. 2023-07 during the fiscal year ended April 30, 2025 on a retrospective basis. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.
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
Comprehensive Income: In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring more detailed disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. The guidance becomes effective for the Company for fiscal years beginning after April 30, 2027, and interim periods within fiscal years beginning after April 30, 2028. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Year Ended April 30,
	2025		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Elastic Cloud	$687,619	46%	$547,520	43%	$424,053	40%
Other subscription	696,901	47%	629,086	50%	560,709	52%
Total subscription	1,384,520	93%	1,176,606	93%	984,762	92%
Services	98,776	7%	90,715	7%	84,227	8%
Total revenue	$1,483,296	100%	$1,267,321	100%	$1,068,989	100%

Concentration of Credit Risk
No customer accounted for 10% or more of net accounts receivable as of April 30, 2025. One customer, a channel partner, accounted for 13% of net accounts receivable as of April 30, 2024. The same customer accounted for 12% and 11% of total revenue during the years ended April 30, 2025 and 2024, respectively. No customer accounted for 10% or more of the Company’s total revenue for the year ended April 30, 2023.
Deferred Revenue
The Company recognized revenue of $660.9 million, $522.8 million, and $430.7 million for the years ended April 30, 2025, 2024, and 2023, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of April 30, 2025 and April 30, 2024, unbilled accounts receivable was $2.5 million.
Remaining Performance Obligations
Remaining performance obligations (RPO) represent the amount of contracted future revenue that has not been recognized, including deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s RPO excludes performance obligations from on-demand arrangements as there are no minimum purchase commitments associated with such arrangements.
As of April 30, 2025, the Company had $1.545 billion of RPO, of which the Company expects to recognize approximately 65% as revenue over the next twelve months, approximately 90% over the next twenty-four months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $96.7 million, $78.5 million, and $68.9 million for the years ended April 30, 2025, 2024, and 2023, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the years ended April 30, 2025, 2024, and 2023.

4. Fair Value Measurements
Financial Assets
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$197,710	$—	$—	$197,710
U.S. treasury securities	90,642	—	—	90,642
U.S. agency securities	—	20,001	—	20,001
Commercial paper	—	9,462	—	9,462
Certificates of deposit	—	6,020	—	6,020
Corporate debt securities	—	3,128	—	3,128
Total included in cash equivalents	288,352	38,611	—	326,963

Marketable securities:
U.S. treasury securities	113,440	—	—	113,440
Corporate debt securities	—	390,077	—	390,077
Certificates of deposit	—	63,377	—	63,377
International treasuries	—	40,135	—	40,135
Municipal securities	—	34,966	—	34,966
Commercial paper	—	17,739	—	17,739
U.S. agency securities	—	9,983	—	9,983
Total marketable securities	113,440	556,277	—	669,717

Mutual fund investments (1)	2,646	—	—	2,646
Total financial assets	$404,438	$594,888	$—	$999,326
(1) Mutual fund investments are held in an irrevocable rabbi trust for payment obligations to non-qualified deferred compensation plan participants. The investments are recorded as part of other assets in the Company’s consolidated balance sheets.

The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$180,248	$—	$—	$180,248
U.S. treasury securities	35,407	—	—	35,407
Corporate debt securities	—	699	—	699
Total included in cash equivalents	215,655	699	—	216,354

Marketable securities:
U.S. treasury securities	112,471	—	—	112,471
Corporate debt securities	—	269,168	—	269,168
Commercial paper	—	43,051	—	43,051
Certificates of deposit	—	42,972	—	42,972
U.S. agency securities	—	35,892	—	35,892
Municipal securities	—	27,806	—	27,806
International treasuries	—	12,642	—	12,642
Total marketable securities	112,471	431,531	—	544,002

Mutual fund investments (1)	461	—	—	461
Total financial assets	$328,587	$432,230	$—	$760,817
(1) Mutual fund investments are held in an irrevocable rabbi trust for payment obligations to non-qualified deferred compensation plan participants. The investments are recorded as part of other assets in the Company’s consolidated balance sheets.
Interest income from the Company’s cash, cash equivalents, and marketable securities was $48.3 million, $28.1 million, and $17.7 million for the years ended April 30, 2025, 2024, and 2023, respectively, and is included in other income, net in the consolidated statements of operations.
As of April 30, 2025 and April 30, 2024, gross unrealized gains and losses on the marketable securities were insignificant. The fluctuations in market interest rates impacted the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of April 30,
	2025	2024
Due within 1 year	$368,374	$298,876
Due between 1 year and 3 years	299,522	245,126
Due between 3 years and 5 years	1,821	—
Total marketable securities	$669,717	$544,002
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of April 30, 2025 was approximately $543.3 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Acquisitions
Opster Ltd.
On November 30, 2023, the Company acquired 100% of the share capital of Opster Ltd. (“Opster”) for a total purchase consideration of $23.0 million. The purchase consideration includes $3.0 million held back by the Company for indemnity obligations, which will be released upon the 18-month anniversary of the acquisition.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and, accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total purchase price allocated to developed technology and goodwill was $6.0 million and $15.9 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 5 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the efficiency and management of Elastic’s Search AI Platform and is not deductible for income tax purposes.
The financial results of Opster have been included in the Company’s consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented as they were not material to the consolidated results of operations.
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

		As of April 30,
	Useful Life (in years)	2025	2024
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$14,780	$12,683
Computer hardware and software	3	4,390	3,464
Furniture and fixtures	3-5	8,025	7,395
Assets under construction		33	428
Total property and equipment		27,228	23,970
Less: accumulated depreciation		(20,639)	(18,517)
Property and equipment, net		$6,589	$5,453
Depreciation expense related to property and equipment was $3.1 million, $3.5 million, and $3.6 million for the years ended April 30, 2025, 2024, and 2023, respectively. During the year ended April 30, 2023, the Company recorded asset impairment charges related to the exit from leased office space, which included $1.1 million of furniture, equipment, and leasehold improvements.
Intangible Assets, Net
Intangible assets consisted of the following as of April 30, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$64,702	$11,428	2.2
Foreign currency translation adjustment			(24)
Total			$11,404

Intangible assets consisted of the following as of April 30, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$55,489	$20,641	2.7
Foreign currency translation adjustment			(21)
Total			$20,620
Amortization expense for the intangible assets for the years ended April 30, 2025, 2024, and 2023 was as follows (in thousands):

	Year Ended April 30,
	2025	2024	2023
Cost of revenue – subscription	$9,213	$12,353	$11,781
Sales and marketing	—	2,143	4,887
Total amortization of acquired intangible assets	$9,213	$14,496	$16,668
The expected future amortization expense related to the intangible assets as of April 30, 2025 was as follows (in thousands, by fiscal year):

2026	$6,255
2027	3,244
2028	1,202
2029	703
Total	$11,404
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2023	$303,642
Addition from acquisition	15,854
Foreign currency translation adjustment	(116)
Balance as of April 30, 2024	$319,380
Foreign currency translation adjustment	37
Balance as of April 30, 2025	$319,417
There was no impairment of goodwill during the years ended April 30, 2025, 2024, and 2023.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of April 30,
	2025	2024
Accrued expenses	$36,585	$34,779
Income taxes payable	11,690	10,596
Value added taxes payable	9,872	8,849
Accrued interest	6,918	6,918
Other	21,282	14,150
Total accrued expenses and other liabilities	$86,347	$75,292

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30,
	2025	2024
Accrued vacation	$42,136	$35,005
Accrued commissions	28,051	34,339
Accrued payroll and withholding taxes	10,007	9,830
Other	13,520	14,517
Total accrued compensation and benefits	$93,714	$93,691
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Year Ended April 30,
	2025	2024	2023
Beginning balance	$4,979	$3,409	$2,700
Bad debt expense	3,909	3,864	2,722
Accounts written off	(3,378)	(2,294)	(2,013)
Ending balance	$5,510	$4,979	$3,409
7. Senior Notes
In July 2021, the Company issued $575.0 million aggregate principal amount of Senior Notes in a private placement.
Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year. Total debt issuance costs of $9.3 million are being amortized to interest expense using the effective interest method over the term of the Senior Notes. The Company may at its election redeem all or a part of the Senior Notes, on any one or more occasions, at the redemption prices set forth in the indenture governing the Senior Notes (the “Indenture”), plus, in each case, accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. The Company may also at its election redeem the Senior Notes in whole, but not in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, if certain changes in tax law occur as set forth in the Indenture.
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
The net carrying amount of the Senior Notes was as follows (in thousands):

	As of April 30,
	2025	2024
Principal	$575,000	$575,000
Unamortized debt issuance costs	(5,271)	(6,388)
Net carrying amount	$569,729	$568,612
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Year Ended April 30,
	2025	2024	2023
Contractual interest expense	$23,719	$23,719	$23,719
Amortization of debt issuance costs	1,117	1,069	1,023
Total interest expense related to the Senior Notes	$24,836	$24,788	$24,742

8. Commitments and Contingencies
Cloud Hosting Commitments
The table below reflects the Company’s future minimum purchase obligations relating to non-cancelable agreements for cloud hosting as of April 30, 2025 (in thousands):

Years Ending April 30,	Purchase Obligations
2026	$219,170
2027	213,776
2028	141,033
2029	130,000
2030	108,333
Total	$812,312
Actual timing may vary depending on services used and total payments under these capacity commitments may be higher than the total minimum depending on services used.
Other Purchase Commitments
The Company has future purchase obligations related to general corporate services, subscription software, and sales and marketing contracts. As of April 30, 2025, the Company had purchase commitments of $73.2 million related to these contracts, primarily due within the next twelve months.
Letters of Credit
The Company had a total of $2.9 million in letters of credit outstanding in favor of certain landlords for office space as of April 30, 2025.
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
On February 11, 2025, an alleged shareholder of the Company filed a complaint in the United States District Court for the Eastern District of New York against the Company and one of its executive officers, Ashutosh Kulkarni, as well as a former executive officer of the Company, Janesh Moorjani, on behalf of a putative class of shareholders of the Company who purchased or otherwise acquired the Company’s ordinary shares during the period from May 31, 2024 to August 29, 2024. The complaint, captioned “In re Elastic N.V. Securities Litigation” alleges that the defendants made materially false and misleading statements and omitted material information about the Company’s business and financial results during the foregoing period in violation of Sections 10(b) and 20(a) of the Exchange Act and Exchange Act Rule 10b-5, which allegedly resulted in artificially inflated prices of the Company’s shares. The complaint states that plaintiffs seek damages and attorneys’ fees and costs. The Company intends to defend this case vigorously. At this early state of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
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
Gain Contingencies
From time to time the Company may realize a gain contingency, although recognition will not occur until cash is received or the gain is deemed as realizable. In connection with a favorable settlement of a legal claim, the Company recognized a gain of $0.4 million and $10.4 million included in other income, net in the accompanying consolidated statements of operations for the years ended April 30, 2024 and 2023, respectively.
9. Leases
The Company’s leases provide for rental of corporate office space under non-cancelable operating lease agreements that expire at various dates through fiscal 2036. The Company does not have any finance leases.
Lease Costs
Components of lease costs included in the consolidated statements of operations were as follows (in thousands):

	Year Ended April 30,
	2025	2024	2023
Operating lease cost	$11,102	$12,114	$12,411
Short-term lease cost	2,232	1,921	2,217
Variable lease cost	1,456	1,342	726
Total lease cost	$14,790	$15,377	$15,354
Lease term and discount rate information are summarized as follows:

As of April 30, 2025
Weighted average remaining lease term (in years)	5.1
Weighted average discount rate	5.5%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of April 30, 2025 were as follows (in thousands, by fiscal year):

2026	$10,151
2027	5,483
2028	3,732
2029	2,279
2030	1,264
Thereafter	7,007
Total minimum lease payments	29,916
Less imputed interest	(4,631)
Present value of future minimum lease payments	25,285
Less current lease liabilities	(8,928)
Operating lease liabilities, non-current	$16,357
Future minimum lease payments as of April 30, 2025 include future cash payments on leases with corresponding right-of-use assets which were written down for impairment due to facilities-related cost optimization actions during the year ended April 30, 2023. During the year ended April 30, 2023, the Company recorded an impairment charge of $5.1 million related to the exit from leased office space.
10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.

Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through April 30, 2025.
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
Ordinary Shares Reserved for Issuance
The Company has reserved ordinary shares for issuance as follows:

	As of April 30,
	2025	2024
Stock options issued and outstanding	1,775,723	2,640,423
Restricted stock units issued and outstanding	6,523,077	7,076,836
Available for future grants	23,291,765	20,252,732
Available for 2022 ESPP	5,290,599	5,654,835
Total ordinary shares reserved	36,881,164	35,624,826
Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of April 30, 2025, there were no preference shares issued or outstanding.
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
The Company issued 364,236 and 345,165 ordinary shares under the 2022 ESPP during the years ended April 30, 2025 and 2024, respectively. Stock-based compensation expense recognized related to the 2022 ESPP was $9.2 million, $7.1 million, and $0.9 million for the years ended April 30, 2025, 2024, and 2023, respectively.
The fair value of the 2022 ESPP offerings was estimated on the offering date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2025	2024
Expected term (in years)	0.5	0.5
Expected stock price volatility	50.4% - 59.2%	47.3% - 63.3%
Risk-free interest rate	4.3% - 4.6%	5.4% - 5.5%
Dividend yield	—%	—%

2012 Stock Option Plan
In September 2012, the Company’s board of directors adopted and the Company’s shareholders approved the 2012 Stock Option Plan, which was amended and restated in September 2018 and further amended in December 2021 (as amended and restated, the “2012 Plan”). Under the 2012 Plan, the board of directors, the compensation committee, as administrator of the 2012 Plan, and any other duly authorized committee may grant stock options and other equity-based awards, such as RSUs (which include PSUs) to eligible employees, directors, and consultants to attract and retain talented personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business.
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
The equity awards available for grant were as follows:

	Year Ended April 30,
	2025	2024
Available at beginning of fiscal year	20,252,732	17,564,133
Shares authorized	5,085,297	4,868,347
Options canceled	72,819	104,137
RSUs granted	(3,177,238)	(3,399,494)
RSUs canceled	1,058,155	1,115,609
Available at end of period	23,291,765	20,252,732
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
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2023	4,038,238	$32.74	5.35	$134,778
Stock options exercised	(1,292,375)	$16.19
Stock options canceled	(104,137)	$98.35
Stock options assumed in acquisition canceled	(1,303)	$76.12
Balance as of April 30, 2024	2,640,423	$38.23	4.67	$178,081
Stock options exercised	(791,874)	$22.54
Stock options canceled	(72,819)	$113.23
Stock options assumed in acquisition canceled	(7)	$76.82
Balance as of April 30, 2025	1,775,723	$42.16	3.88	$88,617
Exercisable as of April 30, 2025	1,692,783	$39.97	3.74	$88,120
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. No stock options were granted during the years ended April 30, 2025 and 2024.

As of April 30, 2025, the Company had unrecognized stock-based compensation expense of $3.8 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 0.89 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2023	7,494,399	$74.52
RSUs granted	3,399,494	$102.23
RSUs released	(2,701,448)	$80.51
RSUs canceled	(1,115,609)	$75.60
Outstanding and unvested at April 30, 2024	7,076,836	$85.38
RSUs granted	3,177,238	$106.55
RSUs released	(2,672,842)	$89.04
RSUs canceled	(1,058,155)	$86.87
Outstanding and unvested at April 30, 2025	6,523,077	$93.95
As of April 30, 2025, the Company had unrecognized stock-based compensation expense of $564.6 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.54 years.
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
Fair Value of Ordinary Shares:    The fair value of the underlying ordinary shares is determined by the closing price of the Company’s ordinary shares, which are traded publicly on the New York Stock Exchange, on the date of the grant.
Expected Term:    The expected term represents the period that options are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.
Expected Volatility:    Due to the fact that the Company has limited trading history of its ordinary shares, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its own business over a period equivalent to the option’s expected term.
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

The fair value of stock options granted and assumed was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2025	2024	2023
Expected term (in years)	N/A	N/A	6.02
Expected stock price volatility	N/A	N/A	60.7% - 62.0%
Risk-free interest rate	N/A	N/A	3.1% - 3.4%
Dividend yield	N/A	N/A	—%
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended April 30,
	2025	2024	2023
Cost of revenue
Subscription	$9,443	$8,774	$8,308
Services	14,747	12,539	9,435
Research and development	97,412	93,588	80,170
Sales and marketing	86,743	78,069	68,943
General and administrative	49,437	46,167	37,183
Total stock-based compensation expense	$257,782	$239,137	$204,039
12. Net (Loss) Earnings Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net (loss) earnings per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Year Ended April 30,
	2025	2024	2023
Numerator:
Net (loss) income	$(108,114)	$61,720	$(236,161)
Denominator:
Weighted-average shares used to compute net (loss) earnings per share attributable to ordinary shareholders
Basic	103,661,704	99,646,231	95,729,844
Diluted	103,661,704	103,980,132	95,729,844
Net (loss) earnings per share attributable to ordinary shareholders
Basic	$(1.04)	$0.62	$(2.47)
Diluted	$(1.04)	$0.59	$(2.47)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net (loss) earnings per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended April 30,
	2025	2024	2023
Stock options	1,775,723	634,519	4,038,238
RSUs	6,523,077	1,496,213	7,494,399
2022 ESPP	147,488	4,010	197,077
Total	8,446,288	2,134,742	11,729,714

13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The geographical breakdown of loss before provision for (benefit from) income taxes is summarized as follows (in thousands):

	Year Ended April 30,
	2025	2024	2023
Dutch	$(135,145)	$(233,089)	$(283,010)
Foreign	103,576	110,333	66,133
Loss before income taxes	$(31,569)	$(122,756)	$(216,877)
The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended April 30,
	2025	2024	2023
Current:
Dutch	$5,815	$4,297	$2,910
Foreign	15,540	24,558	17,042
Total current tax expense	21,355	28,855	19,952
Deferred:
Dutch	448	43	(71)
Foreign	54,742	(213,374)	(597)
Total deferred tax expense (income)	55,190	(213,331)	(668)
Total provision for (benefit from) income taxes	$76,545	$(184,476)	$19,284
The Company’s effective tax rate substantially differed from the Dutch statutory tax rate of 25.8% primarily due to the valuation allowance for the Netherlands and waiver of certain deductions subject to the BEAT. A reconciliation of income taxes at the statutory income tax rate to the provision for (benefit from) income taxes included in the consolidated statements of operations is as follows (in thousands, except for rates):

	Year Ended April 30,
	2025		2024		2023
	Tax	Rate	Tax	Rate	Tax	Rate
Dutch statutory income tax	$(8,145)	25.8%	$(31,671)	25.8%	$(55,954)	25.8%
Foreign income taxed at different rates	(5,561)	17.6%	(2,406)	2.0%	(1,305)	0.6%
Tax credits	(13,508)	42.8%	(10,149)	8.3%	(7,349)	3.4%
Stock-based compensation	(9,282)	29.4%	(10,296)	8.4%	5,018	(2.3)%
Change in valuation allowance	48,539	(153.8)%	(186,166)	151.6%	69,271	(31.9)%
Intellectual property migration	610	(1.9)%	7,353	(6.0)%	—	—%
BEAT waiver election	45,321	(143.6)%	40,141	(32.7)%	—	—%
Foreign-Derived Intangible Income (“FDII”) exclusion	(2,241)	7.1%	(2,328)	1.9%	—	—%
Executive compensation	6,523	(20.7)%	4,091	(3.3)%	—	—%
Foreign withholding taxes	2,701	(8.6)%	2,864	(2.3)%	3,201	(1.5)%
State taxes	6,867	(21.8)%	1,866	(1.5)%	455	(0.2)%
Unrecognized tax benefit	6,713	(21.3)%	1,406	(1.1)%	1,414	(0.7)%
Tax credit add-back	1,215	(3.8)%	950	(0.8)%	809	(0.4)%
Meals and entertainment	598	(1.9)%	566	(0.5)%	454	(0.2)%
Prior-year true-ups	(3,680)	11.7%	(846)	0.7%	11	—%
Other	(125)	0.5%	149	(0.2)%	3,259	(1.5)%
Provision for (benefit from) income taxes	$76,545	(242.5)%	$(184,476)	150.3%	$19,284	(8.9)%

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
Significant components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of April 30,
	2025	2024
Deferred tax assets:
Accrued compensation	$5,837	$5,324
Net operating loss carryforwards	537,912	547,590
Intangible assets	5,641	5,768
Deferred revenue	7,478	8,057
Stock-based compensation	20,613	18,858
Tax credits	32,271	31,373
Disallowed interest expense	13,183	12,380
Lease liabilities	4,727	3,706
Other	11,018	6,657
Gross deferred tax assets	638,680	639,713
Less valuation allowance	(437,497)	(386,882)
Total deferred tax assets	201,183	252,831
Deferred tax liabilities:
Deferred contract acquisition costs	(38,629)	(37,005)
Right of use assets	(4,133)	(2,546)
Gross deferred tax liabilities	(42,762)	(39,551)
Net deferred tax assets	$158,421	$213,280
The valuation allowance for deferred tax assets as of April 30, 2025 and 2024 was $437.5 million and $386.9 million, respectively. As the Company has generated losses since inception in the Netherlands and is anticipated to have cumulative losses for the foreseeable future, management maintains a full valuation allowance against the net deferred tax assets in this jurisdiction. In addition, the United Kingdom jurisdiction is also anticipated to have cumulative losses for the foreseeable future and, as such, a valuation allowance has been established for this jurisdiction. The valuation allowance for the Netherlands deferred tax assets as of April 30, 2025 and 2024 was $390.5 million and $344.5 million, respectively, and the valuation allowance for the United Kingdom deferred tax assets as of April 30, 2025 and 2024 was $24.3 million and $19.4 million, respectively. In addition, the Company carries a valuation allowance against certain United States state deferred tax assets, which was $22.7 million and $23.0 million as of April 30, 2025 and 2024, respectively. To the extent sufficient positive evidence becomes available, the Company may release all or a portion of the Netherlands valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.
As of April 30, 2025, the Company had net operating loss carryforwards for Netherlands, United States (federal and state, respectively), and United Kingdom income tax purposes of $1.407 billion, $546.3 million, $551.2 million, and $97.9 million, respectively, with losses being carried forward indefinitely and beginning to expire in the year ending April 30, 2026 for the United States (federal and state, respectively), with Netherlands and United Kingdom losses being carried forward indefinitely. The Company also has research and development tax credit carryforwards for United States (federal and state, respectively), Canada, and Spain for income tax purposes of $34.6 million, $9.3 million, $1.1 million, and $1.4 million, respectively, which begin to expire on April 30, 2039, April 30, 2026, April 30, 2042, and April 30, 2041, respectively. The Company also has research and development tax credit carryforwards for Australia income tax purposes of $0.6 million being carried forward indefinitely. The deferred tax assets associated with the net operating loss carryforwards and other tax attributes in the Netherlands and the United Kingdom are subject to a full valuation allowance.

Uncertain Tax Positions
The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based on the Company’s evaluation of the facts, circumstances, and information available at each period end.
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
The Company had unrecognized tax benefits of $29.6 million as of April 30, 2025, of which none would impact the effective tax rate before consideration of any valuation allowance. The activity within the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	As of April 30,
	2025	2024	2023
Balance as of beginning of year	$22,691	$18,157	$16,622
Increase (decrease) related to tax positions taken in prior periods	1,553	1,201	(1,050)
Increase related to tax positions taken in the current period	5,381	3,333	2,585
Balance as of end of year	$29,625	$22,691	$18,157
Approximately $1.6 million of the increase for the year ended April 30, 2025 for tax positions taken in prior periods is primarily due to the filing of tax returns during the fiscal year. Approximately $5.4 million of the increase in tax positions related to the current period is primarily from research and development tax credits generated for the year ended April 30, 2025.
The Company’s policy is to recognize penalties and interest accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized interest and penalties of $0.9 million for the year ended April 30, 2025, and $0.2 million for both of the years ended April 30, 2024 and 2023. The amount of accrued interest and penalties recorded on the consolidated balance sheets as of April 30, 2025 and 2024 was $1.3 million and $0.4 million, respectively.
The Company is subject to periodic examination of income tax returns by various domestic and international tax authorities. During the year ended April 30, 2025, the Company was subject to new audits by various tax authorities.
The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in multiple jurisdictions, including the Netherlands and United States. The Company’s tax filings for fiscal years starting with the year ended April 30, 2018 remain open in various tax jurisdictions.
Withholding taxes associated with the repatriation of earnings or for temporary differences related to investments in non-Dutch subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely. As of April 30, 2025, there were cumulative earnings of $213.4 million from the non-U.S. subsidiaries and a deficit from the U.S. subsidiaries of $825.6 million. If such earnings were to be repatriated, they would be exempt from taxation in the Netherlands and the amount of dividend withholding taxes from such foreign jurisdictions would be $5.7 million, due to the various income tax treaties between the Netherlands and the respective foreign jurisdictions.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules concerning the implementation of the Pillar Two global minimum tax. A number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on the Company’s consolidated financial statements for the year ended April 30, 2025. The Company continues to monitor the impact of proposed and enacted global tax legislation.

14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan of up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $19.6 million, $18.4 million, and $17.9 million for the years ended April 30, 2025, 2024, and 2023, respectively, related to the 401(k) Plan.
The Company also has defined-contribution and other employee benefit plans in certain other countries for which the Company recorded $14.6 million, $12.7 million, and $9.4 million for the years ended April 30, 2025, 2024, and 2023, respectively.
15. Segment Information
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Year Ended April 30,
	2025	2024	2023
United States	$836,226	$730,488	$626,688
Rest of world	647,070	536,833	442,301
Total revenue	$1,483,296	$1,267,321	$1,068,989
Other than the United States, no individual country accounted for 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of April 30,
	2025	2024
United States	$16,514	$10,571
The Netherlands	2,824	3,716
United Kingdom	2,817	3,470
Rest of world	6,768	8,202
Total long-lived assets	$28,923	$25,959
16. Subsequent Events
On May 21, 2025, the Company acquired 100% of the share capital of Keep Alerting Ltd., an open source AIOps company, for cash consideration of approximately $10.0 million. Headquartered in Israel, Keep Alerting Ltd. unifies alerts and automates incident remediation, helping users manage alerts to improve operational efficiency and service reliability.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2025. The effectiveness of our internal control over financial reporting as of April 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended April 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information
Form 8-K Disclosures
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).
Appointment of Principal Accounting Officer
On June 9, 2025, Navam Welihinda, the Company’s Chief Financial Officer, ceased to act as Elastic’s principal accounting officer upon the appointment of Jane Bone to that position, as reported below.
On June 5, 2025, the Company appointed Ms. Bone, who currently serves as Group Vice President, Chief Accounting Officer at the Company, as Elastic’s principal accounting officer to succeed Mr. Welihinda in such position, effective as of June 9, 2025.
Ms. Bone, age 59, has served in her current role at the Company since April 2019. Prior to her current position, Ms. Bone served in various senior leadership and finance roles at Wind River, a global leader in delivering software for the intelligent edge, from September 2000 to December 2018, including as Chief Financial Officer & Senior Vice President of Finance and Administration, Chief Accounting Officer and Corporate Controller. Ms. Bone qualified as a Chartered Accountant in England and holds a B.Sc. degree in Economics with honors, emphasis in accounting, from the University of Hull, United Kingdom.
There has been no change in Ms. Bone’s compensation in connection with this appointment.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (other than the information set forth in the next paragraph) is incorporated herein by reference to our definitive proxy statement for our 2025 annual general meeting of shareholders (the “2025 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our year ended April 30, 2025.
We have adopted our Code of Conduct, applicable to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other senior financial officers. The full text of the Code of Conduct is available on our website at elastic.co. The audit committee of our board of directors is responsible for overseeing the Code of Conduct. The board of directors, or its designated committee, must approve any waivers of the Code of Conduct for members of the board of directors or executive officers, including our Chief Executive Officer, Chief Financial Officer and other senior financial officers. To the extent required by SEC rules, we intend to disclose any amendments to the Code of Conduct, or any waivers of its requirements, for the benefit of our Chief Executive Officer, Chief Financial Officer or other senior financial officers on our website within any period that may be required under SEC rules from time to time.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.

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
(a)(3) Exhibits
We have filed or incorporated by reference the exhibits listed on the accompanying Exhibit Index.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
4.1	Description of share capital.	10-K	001-38675	4.2	6/28/2019
4.2	Indenture, dated as of July 6, 2021, by and between Elastic N.V. and U.S. Bank National Association, as trustee.	8-K	001-38675	4.1	7/6/2021
4.3	Form of 4.125% Senior Note due 2029 (included in Exhibit 4.3).	8-K	001-38675	4.1	7/6/2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227191	10.1	9/24/2018
10.2+	Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.2	6/16/2023
10.3+	Form of Change in Control and Severance Agreement.	10-Q	001-38675	10.3	12/2/2022
10.4+	Amended and Restated Employment Agreement between the Company and Shay Banon, dated June 19, 2023.	10-Q	001-38675	10.1	9/1/2023
10.5+	Employment Letter between the Company and Janesh Moorjani, dated as of August 1, 2018.	S-1	333-227191	10.6	9/5/2018
10.6+	Amended and Restated Offer Letter between the Company and Ashutosh Kulkarni, dated as of January 11, 2022.	10-Q	001-38675	10.1	3/10/2022
10.7+	Offer Letter between the Company and Ken Exner, dated as of July 19, 2022.	10-Q	001-38675	10.1	8/29/2022
10.8+	Endgame, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended, and related form agreements.	10-Q	001-38675	10.1	12/9/2021
10.9+	Build Security Ltd. 2020 Share Incentive Plan, as amended, and related form agreements.	S-8	333-261544	4.2	12/8/2021
10.10+	cmdWatch Security Inc. Stock Option Plan, as amended, and related form agreements.	S-8	333-261544	4.3	12/8/2021
10.11+	Elastic N.V. 2022 Employee Stock Purchase Plan.	10-K	001-38675	10.12	6/14/2024
10.12+	Form of Stock Option Agreement under the Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.14	6/16/2023

10.13+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.15	6/16/2023
10.14+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.15	6/14/2024
10.15+	Form of Performance Unit Agreement under the Amended and Restated 2012 Stock Option Plan.	10-Q	001-38675	10.2	9/1/2023
10.16+	Form of Performance Unit Agreement under the Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.17	6/14/2024
10.17+	Elasticsearch Inc. Executive Deferred Compensation Plan, effective January 1, 2024.	10-Q	001-38675	10.1	3/1/2024
10.18+	Offer Letter between the Company and Mark Dodds, dated as of December 1, 2023.	10-K	001-38675	10.19	6/14/2024
10.19+	Offer Letter between the Company and Eric Prengel, dated as of December 11, 2024.					X
10.20+	Offer Letter between the Company and Navam Welihinda, dated as of February 14, 2025.					X
10.21+	Non-Executive Director Compensation Policy.					X
19.1	Elastic N.V. Insider Trading Policy.					X
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained in the signature page of this report).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Elastic N.V. Incentive-Based Compensation Recovery Policy.	10-K	001-38675	97.1	6/14/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	The cover page from Elastic N.V.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025 formatted in Inline XBRL (included as Exhibit 101).	X
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

Elastic N.V.

Date: June 9, 2025	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ashutosh Kulkarni and Navam Welihinda, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ashutosh Kulkarni	Chief Executive Officer and Director (Principal Executive Officer)	June 9, 2025
Ashutosh Kulkarni

/s/ Navam Welihinda	Chief Financial Officer (Principal Financial Officer)	June 9, 2025
Navam Welihinda

/s/ Jane Bone	Chief Accounting Officer (Principal Accounting Officer)	June 9, 2025
Jane Bone

/s/ Shay Banon	Chief Technology Officer and Director	June 9, 2025
Shay Banon

/s/ Chetan Puttagunta	Chairman and Director	June 9, 2025
Chetan Puttagunta

/s/ Sohaib Abbasi	Director	June 9, 2025
Sohaib Abbasi

/s/ Paul Auvil	Director	June 9, 2025
Paul Auvil

/s/ Alison Gleeson	Director	June 9, 2025
Alison Gleeson

/s/ Shelley Leibowitz	Director	June 9, 2025
Shelley Leibowitz

/s/ Caryn Marooney	Director	June 9, 2025
Caryn Marooney

/s/ Steven Schuurman	Director	June 9, 2025
Steven Schuurman