Form 10-Q
period 2025-07-31
Elastic N.V.
filed 2025-08-29
CIK 1707753

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
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 21, 2025, the registrant had 106,270,940 ordinary shares, par value €0.01 per share, outstanding.

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
•our product offerings, initiatives and investments involving artificial intelligence (“AI”);
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
•our service performance and security, including the resources and costs required to prevent, detect and remediate potential cybersecurity incidents and other security breaches;
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
•the impact that changes in tax laws could have on our estimated effective tax rates;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of July 31, 2025	As of April 30, 2025
Assets
Current assets:
Cash and cash equivalents	$662,338	$727,543
Restricted cash	3,652	3,671
Marketable securities	832,000	669,717
Accounts receivable, net of allowance for credit losses of $5,238 and $5,510 as of July 31, 2025 and April 30, 2025, respectively	221,989	375,613
Deferred contract acquisition costs	85,009	86,205
Prepaid expenses and other current assets	73,323	68,258
Total current assets	1,878,311	1,931,007
Property and equipment, net	6,335	6,589
Goodwill	326,081	319,417
Operating lease right-of-use assets	21,582	22,334
Intangible assets, net	13,828	11,404
Deferred contract acquisition costs, non-current	114,868	117,762
Deferred tax assets	146,506	168,045
Other assets	16,491	16,295
Total assets	$2,524,002	$2,592,853
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,513	$17,150
Accrued expenses and other liabilities	73,295	86,347
Accrued compensation and benefits	82,826	93,714
Operating lease liabilities	8,043	8,928
Deferred revenue	710,136	802,117
Total current liabilities	900,813	1,008,256
Deferred revenue, non-current	44,519	50,340
Long-term debt, net	570,016	569,729
Operating lease liabilities, non-current	16,112	16,357
Other liabilities, non-current	21,186	20,937
Total liabilities	1,552,646	1,665,619
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of July 31, 2025 and April 30, 2025	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 106,268,106 shares issued and outstanding as of July 31, 2025 and 105,534,887 shares issued and outstanding as of April 30, 2025	1,120	1,112
Treasury stock	(369)	(369)
Additional paid-in capital	2,119,669	2,049,416
Accumulated other comprehensive loss	(24,740)	(23,204)
Accumulated deficit	(1,124,324)	(1,099,721)
Total shareholders’ equity	971,356	927,234
Total liabilities and shareholders’ equity	$2,524,002	$2,592,853
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,
	2025	2024
Revenue
Subscription	$388,583	$323,774
Services	26,705	23,646
Total revenue	415,288	347,420
Cost of revenue
Subscription	69,418	68,347
Services	27,328	23,410
Total cost of revenue	96,746	91,757
Gross profit	318,542	255,663
Operating expenses
Research and development	109,122	89,332
Sales and marketing	174,054	157,357
General and administrative	44,806	42,673
Restructuring and other related charges	—	139
Total operating expenses	327,982	289,501
Operating loss	(9,440)	(33,838)
Other income, net
Interest expense	(6,351)	(6,526)
Other income, net	15,782	11,208
Loss before income taxes	(9)	(29,156)
Provision for income taxes	24,594	20,071
Net loss	$(24,603)	$(49,227)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.23)	$(0.48)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	105,961,879	102,284,435
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2025	2024
Net loss	$(24,603)	$(49,227)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(1,213)	2,451
Foreign currency translation adjustments	(323)	(279)
Other comprehensive (loss) income	(1,536)	2,172
Total comprehensive loss	$(26,139)	$(47,055)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2025	105,534,887	$1,112	$(369)	$2,049,416	$(23,204)	$(1,099,721)	$927,234
Issuance of ordinary shares upon exercise of stock options	22,835	—	—	326	—	—	326
Issuance of ordinary shares upon release of restricted stock units	710,384	8	—	(8)	—	—	—
Stock-based compensation	—	—	—	69,935	—	—	69,935
Net loss	—	—	—	—	—	(24,603)	(24,603)
Other comprehensive loss	—	—	—	—	(1,536)	—	(1,536)
Balances as of July 31, 2025	106,268,106	$1,120	$(369)	$2,119,669	$(24,740)	$(1,124,324)	$971,356

	Ordinary Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances as of April 30, 2024	101,705,935	$1,070	$(369)	$1,750,729	$(21,638)	$(991,607)	$738,185
Issuance of ordinary shares upon exercise of stock options	312,808	3	—	4,742	—	—	4,745
Issuance of ordinary shares upon release of restricted stock units	705,623	8	—	(8)	—	—	—
Stock-based compensation	—	—	—	63,543	—	—	63,543
Net loss	—	—	—	—	—	(49,227)	(49,227)
Other comprehensive income	—	—	—	—	2,172	—	2,172
Balances as of July 31, 2024	102,724,366	$1,081	$(369)	$1,819,006	$(19,466)	$(1,040,834)	$759,418
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2025	2024
Cash flows from operating activities
Net loss	$(24,603)	$(49,227)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,316	4,173
Amortization of premium and accretion of discount on marketable securities, net	(1,393)	(2,200)
Amortization of deferred contract acquisition costs	26,173	23,181
Amortization of debt issuance costs	287	275
Non-cash operating lease cost	2,316	2,838
Stock-based compensation expense	69,935	63,543
Deferred income taxes	21,562	14,723
Unrealized foreign currency transaction gain	(364)	(181)
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	153,982	127,203
Deferred contract acquisition costs	(22,284)	(13,900)
Prepaid expenses and other current assets	(5,066)	176
Other assets	(1,075)	(1,939)
Accounts payable	9,570	(16,400)
Accrued expenses and other liabilities	(14,892)	(9,028)
Accrued compensation and benefits	(10,987)	(17,789)
Operating lease liabilities	(2,730)	(3,374)
Deferred revenue	(97,912)	(69,320)
Net cash provided by operating activities	104,835	52,754
Cash flows from investing activities
Purchases of property and equipment	(656)	(747)
Business acquisitions, net of cash acquired	(8,489)	—
Purchases of marketable securities	(248,596)	(95,163)
Sales, maturities, and redemptions of marketable securities	87,366	92,390
Net cash used in investing activities	(170,375)	(3,520)
Cash flows from financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	326	4,745
Net cash provided by financing activities	326	4,745
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	1,239
Net (decrease) increase in cash, cash equivalents, and restricted cash	(65,224)	55,218
Cash, cash equivalents, and restricted cash, beginning of period	731,214	543,089
Cash, cash equivalents, and restricted cash, end of period	$665,990	$598,307
Supplemental disclosures of cash flow information
Cash paid for interest	$11,993	$12,181
Cash paid for income taxes, net	$5,061	$4,910
Cash paid for operating lease liabilities	$2,989	$3,668
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$137	$43
Operating lease right-of-use assets for new lease obligations	$1,569	$—
Acquisition-related indemnity holdback	$1,425	$—
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2025 and interim condensed consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the three months ended July 31, 2025 and 2024 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of July 31, 2025; results of the Company’s operations for the three months ended July 31, 2025 and 2024; statements of shareholders’ equity for the three months ended July 31, 2025 and 2024; and statements of cash flows for the three months ended July 31, 2025 and 2024. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three-month periods are also unaudited. The results for the three months ended July 31, 2025 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2026, or any other future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet data as of April 30, 2025 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025 filed with the SEC on June 10, 2025 (the “Company’s Annual Report on Form 10-K”).
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2026, for example, refer to the fiscal year ending April 30, 2026.
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

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
The Company did not adopt any accounting pronouncements during the three months ended July 31, 2025.
New Accounting Pronouncements Not Yet Adopted
Income Taxes: In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancements and further transparency for certain income tax disclosures. The new guidance mandates consistent categories and greater disaggregation of information in the tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This guidance is effective for the Company for fiscal years beginning after April 30, 2025. The Company plans to adopt this standard in its fourth quarter of fiscal 2026 and is currently assessing the appropriate transition method.
Financial Instruments: In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The guidance becomes effective for the Company for fiscal years beginning after April 30, 2026, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects the practical expedient should apply the guidance prospectively. The Company is currently evaluating the impact of adopting this update on its condensed consolidated financial statements.
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

3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended July 31,
	2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue
Annual Elastic Cloud	$145,912	35%	$111,031	32%
Monthly Elastic Cloud	49,862	12%	46,250	13%
Total Elastic Cloud	195,774	47%	157,281	45%
Other subscription	192,809	47%	166,493	48%
Total subscription	388,583	94%	323,774	93%
Services	26,705	6%	23,646	7%
Total revenue	$415,288	100%	$347,420	100%
Concentration of Credit Risk
One customer, a channel partner, accounted for 12% of total revenue during the three months ended July 31, 2025 and 2024. The same customer accounted for 12% of net accounts receivable as of July 31, 2025. No customer accounted for 10% or more of net accounts receivable as of April 30, 2025.
Deferred Revenue
The Company recognized revenue of $311.6 million and $261.4 million for the three months ended July 31, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2025 and April 30, 2025, unbilled accounts receivable was $2.4 million and $2.5 million, respectively.
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
As of July 31, 2025, the Company had $1.461 billion of RPO, of which the Company expects to recognize approximately 65% as revenue over the next twelve months, approximately 91% over the next twenty-four months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $26.2 million and $23.2 million for the three months ended July 31, 2025 and 2024, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the three months ended July 31, 2025 and 2024.
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

The Company’s marketable securities are classified as available for sale and considered to be available for use in current operations and, therefore, the Company classifies them within current assets on the condensed consolidated balance sheets.
The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments. For Level 2 investments, the Company uses inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
The following table summarizes assets that are measured at fair value on a recurring basis as of July 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$326,372	$—	$—	$326,372
U.S. treasury securities	21,986	—	—	21,986
U.S. agency securities	—	46,528	—	46,528
Commercial paper	—	7,958	—	7,958
Total included in cash equivalents	348,358	54,486	—	402,844

Marketable securities:
U.S. treasury securities	158,836	—	—	158,836
Corporate debt securities	—	453,028	—	453,028
Certificates of deposit	—	103,384	—	103,384
International treasuries	—	44,881	—	44,881
Municipal securities	—	36,669	—	36,669
Commercial paper	—	25,125	—	25,125
U.S. agency securities	—	10,077	—	10,077
Total marketable securities	158,836	673,164	—	832,000

Mutual fund investments (1)	3,434	—	—	3,434
Total financial assets	$510,628	$727,650	$—	$1,238,278
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
Interest income from the Company’s cash, cash equivalents, and marketable securities was $15.1 million and $11.4 million for the three months ended July 31, 2025 and 2024, respectively, and is included in other income, net in the condensed consolidated statements of operations.
As of July 31, 2025 and April 30, 2025, gross unrealized gains and losses on the marketable securities were insignificant. The fluctuations in market interest rates impacted the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of July 31, 2025	As of April 30, 2025
Due within 1 year	$481,008	$368,374
Due between 1 year and 3 years	350,992	299,522
Due between 3 years and 5 years	—	1,821
Total marketable securities	$832,000	$669,717
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of July 31, 2025 was approximately $547.4 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Acquisitions
Paladin Data Inc.
On May 21, 2025, Elasticsearch, Inc., a wholly-owned subsidiary of the Company, acquired 100% of the share capital of Paladin Data Inc., including its wholly-owned subsidiary, Keep Alerting Ltd. (collectively, “Keep”), for a total purchase consideration of $10.9 million. The purchase consideration includes $1.4 million held back by the Company for indemnity obligations, which will be released upon the 18-month anniversary of the acquisition.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and, accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total purchase price allocated to developed technology and goodwill was $4.0 million and $6.6 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 5 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing Elastic’s Search AI-powered solutions and the value of the acquired workforce. The resulting goodwill is not deductible for income tax purposes.
The financial results of Keep have been included in the Company’s condensed consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented as they were not material to the condensed consolidated results of operations.
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of July 31, 2025	As of April 30, 2025
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$15,072	$14,780
Computer hardware and software	3	4,423	4,390
Furniture and fixtures	3-5	8,137	8,025
Assets under construction		107	33
Total property and equipment		27,739	27,228
Less: accumulated depreciation		(21,404)	(20,639)
Property and equipment, net		$6,335	$6,589
Depreciation expense related to property and equipment was $0.7 million and $0.9 million for the three months ended July 31, 2025 and 2024, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of July 31, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$78,791	$64,939	$13,852	3.0
Foreign currency translation adjustment			(24)
Total			$13,828

Intangible assets consisted of the following as of April 30, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$64,702	$11,428	2.2
Foreign currency translation adjustment			(24)
Total			$11,404
Amortization expense for the intangible assets for the three months ended July 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended July 31,
	2025	2024
Cost of revenue – subscription	$1,576	$3,275
Total amortization of acquired intangible assets	$1,576	$3,275
The expected future amortization expense related to the intangible assets as of July 31, 2025 was as follows (in thousands, by fiscal year):

Remainder of 2026	$5,434
2027	4,044
2028	2,004
2029	1,502
2030	800
Thereafter	44
Total	$13,828
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2025	$319,417
Addition from acquisition	6,637
Foreign currency translation adjustment	27
Balance as of July 31, 2025	$326,081
There was no impairment of goodwill during the three months ended July 31, 2025 and 2024.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of July 31, 2025	As of April 30, 2025
Accrued expenses	$37,579	$36,585
Income taxes payable	14,795	11,690
Value added taxes payable	2,978	9,872
Accrued interest	988	6,918
Other	16,955	21,282
Total accrued expenses and other liabilities	$73,295	$86,347

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31, 2025	As of April 30, 2025
Accrued vacation	$41,740	$42,136
Accrued commissions	15,903	28,051
Accrued payroll and withholding taxes	5,667	10,007
Other	19,516	13,520
Total accrued compensation and benefits	$82,826	$93,714
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Three Months Ended July 31,
	2025	2024
Beginning balance	$5,510	$4,979
Bad debt expense	845	786
Accounts written off	(1,117)	(1,395)
Ending balance	$5,238	$4,370
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
The net carrying amount of the Senior Notes was as follows (in thousands):

	As of July 31, 2025	As of April 30, 2025
Principal	$575,000	$575,000
Unamortized debt issuance costs	(4,984)	(5,271)
Net carrying amount	$570,016	$569,729
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended July 31,
	2025	2024
Contractual interest expense	$5,930	$5,930
Amortization of debt issuance costs	287	275
Total interest expense related to the Senior Notes	$6,217	$6,205

8. Commitments and Contingencies
Cloud Hosting Commitments
During the three months ended July 31, 2025, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company’s Annual Report on Form 10-K.
Letters of Credit
The Company had a total of $2.9 million in letters of credit outstanding in favor of certain landlords for office space as of July 31, 2025.
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
On February 11, 2025, an alleged shareholder of the Company filed a complaint in the United States District Court for the Eastern District of New York against the Company and one of its executive officers, Ashutosh Kulkarni, as well as a former executive officer of the Company, Janesh Moorjani, on behalf of a putative class of shareholders of the Company who purchased or otherwise acquired the Company’s ordinary shares during the period from May 31, 2024 to August 29, 2024. The complaint, captioned “In re Elastic N.V. Securities Litigation,” alleges that the defendants made materially false and misleading statements and omitted material information about the Company’s business and financial results during the foregoing period in violation of Sections 10(b) and 20(a) of the Exchange Act and Exchange Act Rule 10b-5, which allegedly resulted in artificially inflated prices of the Company’s shares. The complaint states that plaintiffs seek damages and attorneys’ fees and costs. In May 2025, the Court appointed Lucid Alternative Fund, LP and Jeff Milan as co-lead plaintiffs in this matter. On August 1, 2025, the plaintiffs filed an amended complaint, citing the same core theories and claims but extending the class period such that it covers the period June 2, 2023 to August 29, 2024. The Company intends to defend this case vigorously. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
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
In addition, the Company indemnifies its officers, directors and certain key employees against certain liabilities that may arise as a result of their service on behalf of the Company. To date, there have been no claims under any indemnification provisions.
9. Leases
The Company’s leases provide for rental of corporate office space under non-cancelable operating lease agreements that expire at various dates through fiscal 2036. The Company does not have any finance leases.

Lease Costs
Components of lease costs included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,
	2025	2024
Operating lease cost	$2,634	$3,137
Short-term lease cost	670	540
Variable lease cost	475	402
Total lease cost	$3,779	$4,079
Lease term and discount rate information are summarized as follows:

As of July 31, 2025
Weighted average remaining lease term (in years)	5.2
Weighted average discount rate	5.4%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of July 31, 2025 were as follows (in thousands, by fiscal year):

Remainder of 2026	$7,475
2027	6,132
2028	3,974
2029	2,617
2030	1,438
Thereafter	7,006
Total minimum lease payments	28,642
Less imputed interest	(4,487)
Present value of future minimum lease payments	24,155
Less current lease liabilities	(8,043)
Operating lease liabilities, non-current	$16,112
Future minimum lease payments as of July 31, 2025 include future cash payments on leases with corresponding right-of-use assets which were written down for impairment due to facilities-related cost optimization actions during the year ended April 30, 2023.
10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through July 31, 2025.
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

Ordinary Shares Reserved for Issuance
The Company has reserved ordinary shares for issuance as follows:

	As of July 31, 2025	As of April 30, 2025
Stock options issued and outstanding	1,752,632	1,775,723
Restricted stock units issued and outstanding	6,699,912	6,523,077
Available for future grants	27,681,290	23,291,765
Available for 2022 ESPP	5,290,599	5,290,599
Total ordinary shares reserved	41,424,433	36,881,164
Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of July 31, 2025, there were no preference shares issued or outstanding.
Preference shares in the capital of the Company may currently only be issued pursuant to a resolution adopted by the general meeting of shareholders at the proposal of the board of directors.
11. Equity Incentive Plans
2022 Employee Stock Purchase Plan
The Company reserved 6.0 million of its ordinary shares for purchase and issuance under the 2022 Employee Stock Purchase Plan (“2022 ESPP”). The 2022 ESPP allows eligible employees to acquire ordinary shares of the Company at a discount at periodic intervals through accumulated payroll deductions. Eligible employees purchase ordinary shares of the Company during a purchase period at 85% of the market value of the ordinary shares at either the beginning or end of an offering period, whichever is lower. Offering periods under the 2022 ESPP are approximately six months long and begin on each of March 16 or September 16 or the next trading day thereafter.
No ordinary shares were purchased under the 2022 ESPP during the three months ended July 31, 2025 and 2024. Stock-based compensation expense recognized related to the 2022 ESPP was $2.0 million and $2.2 million for the three months ended July 31, 2025 and 2024, respectively.
2012 Stock Option Plan
Under the Company’s 2012 Stock Option Plan (as amended and restated, the “2012 Plan”), the board of directors, the compensation committee, as administrator of the 2012 Plan, and any other duly authorized committee may grant stock options and other equity-based awards, such as restricted stock units (“RSUs”) (which include performance share units) to eligible employees, directors, and consultants to attract and retain talented personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business.
The Company’s board of directors, compensation committee, or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award as it may deem appropriate. Stock options expire ten years after the date of grant. Shares subject to stock options and RSUs that are canceled under certain conditions become available for future grant of awards under the 2012 Plan unless the 2012 Plan is terminated.
The equity awards available for grant were as follows:

Three Months Ended July 31, 2025
Available at beginning of fiscal year	23,291,765
Shares authorized	5,276,744
RSUs granted	(1,144,655)
RSUs canceled	257,436
Available at end of period	27,681,290

Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2025	1,775,723	$42.16	3.88	$88,617
Stock options exercised	(22,835)	$14.31
Stock options assumed in acquisition canceled	(256)	$79.89
Balance as of July 31, 2025	1,752,632	$42.51	3.65	$83,154
Exercisable as of July 31, 2025	1,693,630	$40.99	3.55	$82,919
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. No stock options were granted during the three months ended July 31, 2025 and 2024.
As of July 31, 2025, the Company had unrecognized stock-based compensation expense of $2.6 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 0.68 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2025	6,523,077	$93.95
RSUs granted	1,144,655	$86.39
RSUs released	(710,384)	$91.06
RSUs canceled	(257,436)	$90.93
Outstanding and unvested at July 31, 2025	6,699,912	$93.08
As of July 31, 2025, the Company had unrecognized stock-based compensation expense of $573.3 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.49 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,
	2025	2024
Cost of revenue
Subscription	$2,468	$2,297
Services	3,932	3,467
Research and development	26,623	24,021
Sales and marketing	23,067	21,079
General and administrative	13,845	12,679
Total stock-based compensation expense	$69,935	$63,543

12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended July 31,
	2025	2024
Numerator:
Net loss	$(24,603)	$(49,227)
Denominator:
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	105,961,879	102,284,435
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.23)	$(0.48)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended July 31,
	2025	2024
Stock options	1,752,632	2,322,860
RSUs	6,699,912	6,775,874
2022 ESPP	146,803	113,055
Total	8,599,347	9,211,789

13. Income Taxes
The Company recorded a provision for income taxes of $24.6 million and $20.1 million for the three months ended July 31, 2025 and 2024, respectively. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law. The Company’s effective tax rate is affected by recurring items, such as tax rates in jurisdictions both within and outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, one-time tax benefits or charges, and Base Erosion and Anti-abuse Tax (the “BEAT”) legislation in the United States.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing significant changes to U.S. federal tax law. While certain provisions of OBBBA are effective in the current fiscal period and have been reflected in the Company’s provision for income taxes for the three months ended July 31, 2025, based on available guidance, other provisions are effective in future periods and may impact the Company’s provision for income taxes prospectively. Some aspects of the legislation remain subject to further clarification and interpretive guidance. The Company continues to assess the impact of the law on the Company’s condensed consolidated financial statements and will update the estimates as additional guidance becomes available.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules concerning the implementation of the Pillar Two global minimum tax. Many countries in which the Company operates continue to announce changes in their tax laws and regulations based on the Pillar Two framework. The Company determined that Pillar Two did not have a material impact on the Company’s tax provision for the three months ended July 31, 2025. The Company continues to monitor the impact of proposed and enacted global tax legislation. On June 28, 2025, the G7 (comprising Canada, France, Germany, Italy, Japan, the United Kingdom, and the United States) released a statement that outlines a shared understanding of a “side-by-side” solution to United States concerns with respect to Pillar Two. Significant details regarding the provisions of the existing guidance and the future side-by-side system are still uncertain as the OECD, G7, and participating countries continue to work toward defining the underlying rules and administrative procedures.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as the 401(k) Plan’s custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes contributions to the 401(k) Plan of up to 6% of the participating employee’s W-2 earnings and wages. The Company recorded $5.7 million and $5.2 million for the three months ended July 31, 2025 and 2024, respectively, related to the 401(k) Plan.
The Company also has defined-contribution and other employee benefit plans in certain other countries for which the Company recorded $4.3 million and $3.9 million for the three months ended July 31, 2025 and 2024, respectively.
15. Segment Information
The Company’s Chief Executive Officer is its chief operating decision maker (“CODM”). The Company’s CODM reviews discrete financial information at the consolidated level to make operating decisions, allocate resources, and evaluate financial performance. The Company operates in one operating segment and, therefore, one reportable segment.
The CODM uses consolidated net loss to measure segment profit or loss to evaluate the Company's overall performance and identify any underlying trends in the business to facilitate the allocation of resources to support strategic priorities and capital allocation needs (including personnel-related and other financial or capital resources).

Significant segment expenses that are reviewed and utilized by the CODM at the consolidated level to manage the Company’s operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are presented in the Company’s condensed consolidated statements of operations. Other segment items that impact net loss include interest expense, other income, net, and the provision for income taxes, which are presented in the Company’s condensed consolidated statements of operations.
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Three Months Ended July 31,
	2025	2024
United States	$230,263	$198,289
Rest of world	185,025	149,131
Total revenue	$415,288	$347,420
Other than the United States, no individual country accounted for 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of July 31, 2025	As of April 30, 2025
United States	$15,377	$16,514
The Netherlands	2,725	2,824
United Kingdom	2,707	2,817
Rest of world	7,108	6,768
Total long-lived assets	$27,917	$28,923

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 filed with the SEC on June 10, 2025 (the “Company’s Annual Report on Form 10-K”). As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K.
Our fiscal year end is April 30, and our fiscal quarters end on July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2025 is referred to as fiscal 2025, and our fiscal year ending April 30, 2026 is referred to as fiscal 2026.
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
Our platform is able to ingest data from any source, in any format, and perform search, analysis, and visualization of that data. With Elasticsearch at its core, our platform is a highly scalable document store and search engine and is the unified data store for all of our solutions and use cases. Featuring a common, solution-agnostic user interface with powerful drag-and-drop visual analytics and centralized management capabilities, our platform gives developers a full suite of sophisticated retrieval algorithms and the ability to integrate with large language models (“LLM”). It delivers the comprehensive set of capabilities developers need to build, maintain, and secure next-generation applications and services. Our platform can be used by developers and IT decision makers to power a variety of use cases.
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

We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 94% and 93% of total revenue for the three months ended July 31, 2025 and 2024, respectively. We also generate revenue from consulting and training services.
We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud, or download our software directly from our website without any sales interaction and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces. We conduct low-touch campaigns to keep users and customers engaged once they have begun using Elastic Cloud or have downloaded our software. We define a customer as an entity that generated revenue in the quarter ending on the measurement date from an annual or month-to-month subscription. Affiliated entities are typically counted as a single customer.
Many of these customers start with limited initial spending on our products but can significantly increase their spending over time. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,550 and over 1,370 as of July 31, 2025 and 2024, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both seeking to obtain new customers and on pursuing additional sales to existing customers. In addition to our direct sales efforts, we maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing our platform and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,711 employees as of July 31, 2025.
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
Recent Developments
On July 4, 2025, OBBBA was enacted into law, introducing significant changes to U.S. federal tax law. The legislation includes provisions that impacted the Company in the three months ended July 31, 2025 and other provisions that will be effective in future periods. The Company will continue to assess the impact of the laws as further clarifications and interpretive guidance become available. See Note 13, “Income Taxes,” of our accompanying Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
On November 12, 2024, we added the AGPL as an option to license the free part of our Elasticsearch and Kibana source code that has been available under the Elastic License 2.0 and Server Side Public License Version 1.0. AGPL is an Open Source Initiative-approved open source license. We anticipate that the addition of this license will drive further engagement and adoption of our software in areas such as vector search within our large community, further increasing our appeal for driving AI and machine learning use cases from large amounts of data. Subject to compliance with the conditions of AGPL, anyone may also redistribute our software in modified or unmodified form or use it to provide a competitive product or service offering.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, which we refer to as Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, which we refer to as Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the same amount, the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 112% as of July 31, 2025.
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

Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of our platform subsequently become paying subscribers of Elastic Cloud. For the three months ended July 31, 2025 and 2024, Elastic Cloud contributed 47% and 45% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal and state, and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, non-deductible stock-based compensation, and one-time tax benefits, such as the BEAT legislation in the United States.
Results of Operations
The following table sets forth our results of operations for the periods presented.

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Revenue
Subscription	$388,583	$323,774
Services	26,705	23,646
Total revenue	415,288	347,420
Cost of revenue (1)(2)
Subscription	69,418	68,347
Services	27,328	23,410
Total cost of revenue	96,746	91,757
Gross profit	318,542	255,663
Operating expenses (1)(2)(3)
Research and development	109,122	89,332
Sales and marketing	174,054	157,357
General and administrative	44,806	42,673
Restructuring and other related charges	—	139
Total operating expenses	327,982	289,501
Operating loss (1)(2)(3)	(9,440)	(33,838)
Other income, net
Interest expense	(6,351)	(6,526)
Other income, net	15,782	11,208
Loss before income taxes	(9)	(29,156)
Provision for income taxes	24,594	20,071
Net loss	$(24,603)	$(49,227)

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Cost of revenue
Subscription	$2,653	$2,520
Services	4,190	3,789
Research and development	27,773	25,722
Sales and marketing	24,069	22,449
General and administrative	14,178	13,087
Total stock-based compensation expense and related employer taxes	$72,863	$67,567
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Cost of revenue
Subscription	$1,576	$3,275
Total amortization of acquired intangibles	$1,576	$3,275
(3) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Research and development	$8	$48
General and administrative	119	—
Total acquisition-related expenses	$127	$48

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended July 31,
	2025	2024
Revenue
Subscription	94%	93%
Services	6%	7%
Total revenue	100%	100%
Cost of revenue (1)(2)
Subscription	17%	19%
Services	6%	7%
Total cost of revenue	23%	26%
Gross profit	77%	74%
Operating expenses (1)(2)(3)
Research and development	26%	26%
Sales and marketing	42%	46%
General and administrative	11%	12%
Restructuring and other related charges	—%	—%
Total operating expenses	79%	84%
Operating loss (1)(2)(3)	(2)%	(10)%
Other income, net
Interest expense	(2)%	(2)%
Other income, net	4%	3%
Loss before income taxes	—%	(9)%
Provision for income taxes	6%	5%
Net loss	(6)%	(14)%

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended July 31,
	2025	2024
Cost of revenue
Subscription	1%	1%
Services	1%	1%
Research and development	7%	7%
Sales and marketing	6%	6%
General and administrative	3%	4%
Total stock-based compensation expense and related employer taxes	18%	19%
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2025	2024
Cost of revenue
Subscription	—%	1%
Total amortization of acquired intangibles	—%	1%
(3) Includes acquisition-related expenses as follows:

Three Months Ended July 31,
	2025	2024
Research and development	—%	—%
General and administrative	—%	—%
Total acquisition-related expenses	—%	—%
Comparison of Three Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Revenue
Subscription	$388,583	$323,774	$64,809	20%
Services	26,705	23,646	3,059	13%
Total revenue	$415,288	$347,420	$67,868	20%
Subscription revenue increased by $64.8 million, or 20%, for the three months ended July 31, 2025 compared to the same period of the prior year. This increase was primarily driven by continued adoption of both Elastic Cloud and Other subscriptions, which grew 24% and 16%, respectively, over the prior year. The increase in Elastic Cloud revenue is primarily attributable to growth in revenue from Annual Elastic Cloud by 31%.
Services revenue increased by $3.1 million, or 13%, for the three months ended July 31, 2025 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue
Subscription	$69,418	$68,347	$1,071	2%
Services	27,328	23,410	3,918	17%
Total cost of revenue	$96,746	$91,757	$4,989	5%
Gross profit	$318,542	$255,663	$62,879	25%

Gross margin:
Subscription	82%	79%
Services	(2)%	1%
Total gross margin	77%	74%
Cost of subscription revenue increased by $1.1 million, or 2%, for the three months ended July 31, 2025 compared to the same period of the prior year. This increase was primarily due to an increase of $0.9 million in cloud infrastructure costs, $0.7 million in personnel and related costs, $0.7 million in third-party costs, and $0.7 million in travel and training expenses. These increases were partially offset by decreases of $1.7 million in intangible assets amortization and $0.3 million software and equipment costs. Subscription gross margin increased to 82% for the three months ended July 31, 2025 compared to 79% the same period of the prior year due to lower cloud infrastructure costs.
Cost of services revenue increased by $3.9 million, or 17%, for the three months ended July 31, 2025 compared to the same period of the prior year. This increase was primarily due to increases of $1.7 million in personnel and related costs, $1.4 million in travel expenses, and $0.7 million in subcontractor costs. Gross margin for services revenue was (2)% for the three months ended July 31, 2025 compared to 1% for the same period of the prior year. The decrease in gross margin was primarily attributable to personnel and related costs, travel expenses, and subcontractor costs growing at a higher rate than the growth in services revenue. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near term as we seek to expand our services business.
Operating Expenses
Research and development

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Research and development	$109,122	$89,332	$19,790	22%
Research and development expense increased by $19.8 million, or 22%, for the three months ended July 31, 2025 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. This increase was primarily due to increases of $12.3 million in personnel and related costs, $5.1 million in travel expenses, $1.1 million in cloud infrastructure costs, and $1.0 million in software and equipment costs. The increase in personnel and related costs included increases of $8.3 million in salaries and related taxes, $2.6 million in stock-based compensation, and $1.4 million in employee benefits expense.
Sales and marketing

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing	$174,054	$157,357	$16,697	11%

Sales and marketing expense increased by $16.7 million, or 11%, for the three months ended July 31, 2025 compared to the same period of the prior year. The increase was primarily due to increases of $15.3 million in personnel and related costs, $1.7 million in travel expenses, and $0.6 million in consulting fees. The increases were partially offset by a decrease of $1.3 million in marketing expenses. The increase in personnel and related costs included increases of $6.4 million in salaries and related taxes, $4.0 million in commission expense, $2.0 million in stock-based compensation, and $1.4 million in employee benefits expense.
General and administrative

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
General and administrative	$44,806	$42,673	$2,133	5%
General and administrative expense increased by $2.1 million, or 5%, for the three months ended July 31, 2025 compared to the same period of the prior year. This increase was primarily due to increases of $1.6 million in personnel and related costs and $1.1 million in legal and professional fees. These increases were partially offset by decreases of $0.4 million in non-income based taxes and $0.2 million in other miscellaneous expenses. The increase in personnel and related costs included increases of $1.2 million in stock-based compensation and $0.6 million in salaries and related taxes, partially offset by $0.2 million in other miscellaneous expenses.
Restructuring and other related charges

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Restructuring and other related charges	$—	$139	$(139)	(100)%
Restructuring and other related charges decreased by $0.1 million for the three months ended July 31, 2025 compared to the same period of the prior year as there were no employee-related severance and termination benefit charges pursuant to any restructuring plan for the three months ended July 31, 2025.
Other Income, Net
Interest expense

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(6,351)	$(6,526)	$175	(3)%
Interest expense remained relatively flat for the three months ended July 31, 2025 compared to the same period of the prior year.
Other income, net

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Other income, net	$15,782	$11,208	$4,574	41%
Other income, net increased by $4.6 million, or 41%, for the three months ended July 31, 2025 compared to the same period of the prior year. The increase was due to increases of $4.0 million in interest and other investment income primarily from our marketable securities and $0.6 million in net foreign currency exchange gains.

Provision for Income Taxes

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(in thousands)
Provision for income taxes	$24,594	$20,071	$4,523	23%
The provision for income taxes increased by $4.5 million, or 23%, for the three months ended July 31, 2025 compared to the same period of the prior year. Our effective tax rate for the three months ended July 31, 2025 is not meaningful. Our interim tax provision excludes pre-tax losses in jurisdictions where a valuation allowance is maintained, which causes the provision to reflect only tax provisions in jurisdictions with profitable operations and results in a disproportionate effective tax rate. Our effective tax rate was (69)% of our net loss before income taxes for the three months ended July 31, 2024. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions and non-deductible stock-based compensation as well as one-time tax benefits or charges.
We maintain a full valuation allowance against our deferred tax assets in the Netherlands, the United Kingdom and certain states in the United States. To the extent sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods. A release of valuation allowance, if any, would result in the recognition of certain deferred tax assets and could result in a material income tax benefit for the period in which such release is recorded.
Liquidity and Capital Resources
As of July 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.494 billion. Our cash, cash equivalents, and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.124 billion as of July 31, 2025. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations in the future due to the investments we intend to make. As a result, we may require additional capital resources to execute our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and marketable securities and cash from our future operations will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and macroeconomic conditions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future capital requirements, both near-term and long-term, will depend on many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or product features, and the continuing market acceptance of our solutions and services.
We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based our estimate of the adequacy of our financial resources on assumptions that may prove to be wrong, and we could use our available resources sooner than we currently expect.
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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$104,835	$52,754
Net cash used in investing activities	$(170,375)	$(3,520)
Net cash provided by financing activities	$326	$4,745
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the three months ended July 31, 2025 was $104.8 million, which resulted from adjustments for non-cash charges of $120.8 million and a net cash inflow of $8.6 million from changes in operating assets and liabilities, partially offset by net loss of $24.6 million. Non-cash charges primarily consisted of $69.9 million for stock-based compensation expense, $26.2 million for amortization of deferred contract acquisition costs, and $21.6 million in deferred income taxes. The net cash inflow from changes in operating assets and liabilities resulted from a $154.0 million decrease in accounts receivable, net, which was partially offset by outflows from a $97.9 million decrease in deferred revenue, a $22.3 million increase in deferred contract acquisition costs, a $16.3 million net decrease in accounts payable, accrued expenses, and accrued compensation and benefits, a $6.1 million increase in prepaid expenses and other assets, and a $2.7 million decrease in operating lease liabilities.
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
Net Cash Used In Investing Activities
Net cash used in investing activities of $170.4 million during the three months ended July 31, 2025 was primarily due to purchases of marketable securities of $248.6 million, business acquisitions, net of cash acquired, of $8.5 million, and purchases of property and equipment of $0.7 million, partially offset by sales, maturities, and redemptions of marketable securities of $87.4 million.
Net cash used in investing activities of $3.5 million during the three months ended July 31, 2024 was primarily due to the purchase of marketable securities of $95.2 million and purchases of property and equipment of $0.7 million. These expenditures were offset by cash provided by sales, maturities, and redemptions of marketable securities of $92.4 million.
Net Cash Provided By Financing Activities
Net cash provided by financing activities of $0.3 million during the three months ended July 31, 2025 was due to proceeds from stock option exercises.
Net cash provided by financing activities of $4.7 million during the three months ended July 31, 2024 was due to proceeds from stock option exercises.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. There have been no material changes to our contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” of our accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and new accounting pronouncements not yet adopted as of the date of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to interest rate risk and foreign currency risk in the ordinary course of our business.
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.498 billion as of July 31, 2025. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
In July 2021, we issued $575.0 million aggregate principal amount of Senior Notes in a private placement. The fair value of the Senior Notes is subject to market risk. In addition, the fair market value of the Senior Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Senior Notes will increase as interest rates fall and decrease as interest rates rise. Although the interest rate and market value changes affect the fair value of the Senior Notes, they do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Senior Notes at face value less unamortized debt issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized foreign currency transaction losses of $0.7 million and $0.2 million for the three months ended July 31, 2025 and 2024, respectively.
As of July 31, 2025, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $7.3 million on our cash, cash equivalents, restricted cash, and marketable securities balances.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended July 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated herein by reference to Part I, Item 1. “Financial Statements,” Note 8, “Commitments and Contingencies—Legal Matters” included in this Quarterly Report on Form 10-Q.
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
Item 5. Other Information
Insider Trading Arrangements
During the three months ended July 31, 2025, the following officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On June 2, 2025, Carolyn Herzog, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 17,135 of our ordinary shares. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) and terminates on the earlier of the date that all transactions under the trading arrangement are completed and July 31, 2026, subject to termination for certain specified events set forth in the plan.
On July 7, 2025, Navam Welihinda, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 27,376 of our ordinary shares, as reduced by any net share settlement, underlying 21,106 restricted stock units and 6,270 performance share units, assuming vesting and payout of the latter awards at the maximum 200% level upon satisfaction of the specified performance criteria. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) and terminates on the earlier of the date that all transactions under the trading arrangement are completed and July 7, 2026, subject to termination for certain specified events set forth in the plan.

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
10.1	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Option Plan.					X
10.2	Form of Performance Unit Agreement under the Amended and Restated 2012 Stock Option Plan.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
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

Elastic N.V.

Date: August 29, 2025	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 29, 2025	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial Officer)