Form 10-Q
period 2025-10-31
Elastic N.V.
filed 2025-11-24
CIK 1707753

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
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 17, 2025, the registrant had 105,372,800 ordinary shares, par value €0.01 per share, outstanding.

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
•the expected timing, amount, and effect of our share repurchases; and
•our ability to service our debt obligations.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of October 31, 2025	As of April 30, 2025
Assets
Current assets:
Cash and cash equivalents	$800,586	$727,543
Restricted cash	3,468	3,671
Marketable securities	595,485	669,717
Accounts receivable, net of allowance for credit losses of $5,947 and $5,510 as of October 31, 2025 and April 30, 2025, respectively	260,949	375,613
Deferred contract acquisition costs	86,795	86,205
Prepaid expenses and other current assets	78,209	68,258
Total current assets	1,825,492	1,931,007
Property and equipment, net	6,073	6,589
Goodwill	359,706	319,417
Operating lease right-of-use assets	17,682	22,334
Intangible assets, net	18,170	11,404
Deferred contract acquisition costs, non-current	118,920	117,762
Deferred tax assets	113,402	168,045
Other assets	17,125	16,295
Total assets	$2,476,570	$2,592,853
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,235	$17,150
Accrued expenses and other liabilities	100,926	86,347
Accrued compensation and benefits	89,501	93,714
Operating lease liabilities	6,716	8,928
Deferred revenue	692,666	802,117
Total current liabilities	927,044	1,008,256
Deferred revenue, non-current	39,845	50,340
Long-term debt, net	570,306	569,729
Operating lease liabilities, non-current	13,685	16,357
Other liabilities, non-current	34,578	20,937
Total liabilities	1,585,458	1,665,619
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2025 and April 30, 2025	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 107,207,662 shares issued and 105,820,073 shares outstanding as of October 31, 2025; 105,534,887 shares issued and outstanding as of April 30, 2025	1,131	1,112
Treasury stock, at cost; 1,387,589 shares held as of October 31, 2025 and 35,937 shares held as of April 30, 2025	(114,545)	(369)
Additional paid-in capital	2,204,689	2,049,416
Accumulated other comprehensive loss	(24,555)	(23,204)
Accumulated deficit	(1,175,608)	(1,099,721)
Total shareholders’ equity	891,112	927,234
Total liabilities and shareholders’ equity	$2,476,570	$2,592,853
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Revenue
Subscription	$397,699	$340,807	$786,282	$664,581
Services	25,782	24,554	52,487	48,200
Total revenue	423,481	365,361	838,769	712,781
Cost of revenue
Subscription	76,522	69,941	145,940	138,288
Services	25,505	23,238	52,833	46,648
Total cost of revenue	102,027	93,179	198,773	184,936
Gross profit	321,454	272,182	639,996	527,845
Operating expenses
Research and development	108,152	88,163	217,274	177,495
Sales and marketing	173,576	144,274	347,630	301,631
General and administrative	47,962	44,085	92,768	86,758
Restructuring and other related charges	—	86	—	225
Total operating expenses	329,690	276,608	657,672	566,109
Operating loss	(8,236)	(4,426)	(17,676)	(38,264)
Other income, net
Interest expense	(6,292)	(6,462)	(12,643)	(12,988)
Other income, net	15,836	9,106	31,618	20,314
Income (loss) before income taxes	1,308	(1,782)	1,299	(30,938)
Provision for income taxes	52,592	23,668	77,186	43,739
Net loss	$(51,284)	$(25,450)	$(75,887)	$(74,677)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.48)	$(0.25)	$(0.71)	$(0.73)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	106,586,670	103,238,740	106,274,275	102,761,588
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(51,284)	$(25,450)	$(75,887)	$(74,677)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	1,143	638	(70)	3,089
Foreign currency translation adjustments	(958)	601	(1,281)	322
Other comprehensive income (loss)	185	1,239	(1,351)	3,411
Total comprehensive loss	$(51,099)	$(24,211)	$(77,238)	$(71,266)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of July 31, 2025	106,268,106	$1,120	35,937	$(369)	$2,119,669	$(24,740)	$(1,124,324)	$971,356
Issuance of ordinary shares upon exercise of stock options	47,212	1	—	—	636	—	—	637
Issuance of ordinary shares upon release of restricted stock units	701,840	8	—	—	(8)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	154,567	2	—	—	11,499	—	—	11,501
Repurchases of ordinary shares	(1,351,652)	—	1,351,652	(114,176)	—	—	—	(114,176)
Stock-based compensation	—	—	—	—	72,893	—	—	72,893
Net loss	—	—	—	—	—	—	(51,284)	(51,284)
Other comprehensive income	—	—	—	—	—	185	—	185
Balances as of October 31, 2025	105,820,073	$1,131	1,387,589	$(114,545)	$2,204,689	$(24,555)	$(1,175,608)	$891,112

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of July 31, 2024	102,724,366	$1,081	35,937	$(369)	$1,819,006	$(19,466)	$(1,040,834)	$759,418
Issuance of ordinary shares upon exercise of stock options	110,768	2	—	—	1,780	—	—	1,782
Issuance of ordinary shares upon release of restricted stock units	629,190	6	—	—	(6)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	166,762	2	—	—	10,462	—	—	10,464
Stock-based compensation	—	—	—	—	64,065	—	—	64,065
Net loss	—	—	—	—	—	—	(25,450)	(25,450)
Other comprehensive income	—	—	—	—	—	1,239	—	1,239
Balances as of October 31, 2024	103,631,086	$1,091	35,937	$(369)	$1,895,307	$(18,227)	$(1,066,284)	$811,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of April 30, 2025	105,534,887	$1,112	35,937	$(369)	$2,049,416	$(23,204)	$(1,099,721)	$927,234
Issuance of ordinary shares upon exercise of stock options	70,047	1	—	—	962	—	—	963
Issuance of ordinary shares upon release of restricted stock units	1,412,224	16	—	—	(16)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	154,567	2	—	—	11,499	—	—	11,501
Repurchases of ordinary shares	(1,351,652)	—	1,351,652	(114,176)	—	—	—	(114,176)
Stock-based compensation	—	—	—	—	142,828	—	—	142,828
Net loss	—	—	—	—	—	—	(75,887)	(75,887)
Other comprehensive loss	—	—	—	—	—	(1,351)	—	(1,351)
Balances as of October 31, 2025	105,820,073	$1,131	1,387,589	$(114,545)	$2,204,689	$(24,555)	$(1,175,608)	$891,112

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of April 30, 2024	101,705,935	$1,070	35,937	$(369)	$1,750,729	$(21,638)	$(991,607)	$738,185
Issuance of ordinary shares upon exercise of stock options	423,576	5	—	—	6,522	—	—	6,527
Issuance of ordinary shares upon release of restricted stock units	1,334,813	14	—	—	(14)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	166,762	2	—	—	10,462	—	—	10,464
Stock-based compensation	—	—	—	—	127,608	—	—	127,608
Net loss	—	—	—	—	—	—	(74,677)	(74,677)
Other comprehensive income	—	—	—	—	—	3,411	—	3,411
Balances as of October 31, 2024	103,631,086	$1,091	35,937	$(369)	$1,895,307	$(18,227)	$(1,066,284)	$811,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended October 31,
	2025	2024
Cash flows from operating activities
Net loss	$(75,887)	$(74,677)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,210	7,738
Amortization of premium and accretion of discount on marketable securities, net	(2,517)	(4,126)
Amortization of deferred contract acquisition costs	53,178	47,175
Amortization of debt issuance costs	577	553
Non-cash operating lease cost	5,484	5,455
Stock-based compensation expense	142,828	127,608
Deferred income taxes	54,722	38,376
Unrealized foreign currency transaction (gain) loss	(175)	2,216
Other	33	(14)
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	115,367	68,081
Deferred contract acquisition costs	(55,161)	(37,178)
Prepaid expenses and other current assets	(9,554)	1,174
Other assets	915	(1,452)
Accounts payable	20,218	(2,335)
Accrued expenses and other liabilities	8,141	(8,136)
Accrued compensation and benefits	(4,240)	(21,480)
Operating lease liabilities	(5,854)	(6,407)
Deferred revenue	(121,838)	(51,440)
Net cash provided by operating activities	131,447	91,131
Cash flows from investing activities
Purchases of property and equipment	(1,261)	(1,462)
Business acquisitions, net of cash acquired	(36,828)	—
Purchases of marketable securities	(289,573)	(166,253)
Sales, maturities, and redemptions of marketable securities	366,588	178,482
Other	(521)	—
Net cash provided by investing activities	38,405	10,767
Cash flows from financing activities
Proceeds from issuance of ordinary shares under employee stock purchase plan	11,501	10,464
Proceeds from issuance of ordinary shares upon exercise of stock options	963	6,527
Repurchases of ordinary shares	(109,175)	—
Net cash (used in) provided by financing activities	(96,711)	16,991
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(301)	(150)
Net increase in cash, cash equivalents, and restricted cash	72,840	118,739
Cash, cash equivalents, and restricted cash, beginning of period	731,214	543,089
Cash, cash equivalents, and restricted cash, end of period	$804,054	$661,828
Supplemental disclosures of cash flow information
Cash paid for interest	$12,066	$12,436
Cash paid for income taxes, net	$15,136	$12,587
Cash paid for operating lease liabilities	$5,935	$7,052
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$35	$88
Operating lease right-of-use assets for new lease obligations	$837	$1,348
Acquisition-related indemnity holdback	$8,283	$—
Acquisition and related transaction costs, unpaid	$1,214	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Elastic N.V. (individually and together with its consolidated subsidiaries, “Elastic” or the “Company”) was incorporated under the laws of the Netherlands in 2012. The Company created the Elastic Search AI Platform, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization on that data. Developers build on top of the Company’s platform to apply the power of search to their data and solve business problems. The Company offers three software solutions built into its platform: Elasticsearch, Elastic Observability, and Elastic Security. The Company’s platform and its solutions are designed to run across hybrid clouds, public or private clouds, and multi-cloud environments.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of October 31, 2025, interim condensed consolidated statements of operations, comprehensive loss, and shareholders’ equity for the three and six months ended October 31, 2025 and 2024, and interim condensed consolidated statements of cash flows for the six months ended October 31, 2025 and 2024 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of October 31, 2025; results of the Company’s operations for the three and six months ended October 31, 2025 and 2024; statements of shareholders’ equity for the three and six months ended October 31, 2025 and 2024; and statements of cash flows for the six months ended October 31, 2025 and 2024. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The results for the three and six months ended October 31, 2025 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2026, or any other future period.
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

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of the Company’s assets or liabilities. These estimates may change as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
The Company did not adopt any accounting pronouncements during the six months ended October 31, 2025.
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
Internal-Use Software: In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. The new guidance removes all references to software development stages and allows software development costs to be capitalized once management commits to funding the project and it is probable that the project will be completed and used as intended. The new guidance also introduces the concept of “significant development uncertainty” which, if present, precludes capitalization. The guidance becomes effective for the Company for fiscal years beginning after April 30, 2028, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively, retrospectively, or using a modified prospective transition method. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2025		2024		2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Annual Elastic Cloud	$156,868	37%	$123,402	34%	$302,780	36%	$234,433	33%
Monthly Elastic Cloud	48,783	12%	45,433	12%	98,645	12%	91,683	13%
Total Elastic Cloud	205,651	49%	168,835	46%	401,425	48%	326,116	46%
Other subscription	192,048	45%	171,972	47%	384,857	46%	338,465	47%
Total subscription	397,699	94%	340,807	93%	786,282	94%	664,581	93%
Services	25,782	6%	24,554	7%	52,487	6%	48,200	7%
Total revenue	$423,481	100%	$365,361	100%	$838,769	100%	$712,781	100%
Concentration of Credit Risk
One customer, a channel partner, accounted for 11% of total revenue during the three and six months ended October 31, 2025 and 12% of total revenue during the three and six months ended October 31, 2024. No customer accounted for 10% or more of net accounts receivable as of October 31, 2025 and April 30, 2025.
Deferred Revenue
The Company recognized revenue of $553.1 million and $459.7 million for the six months ended October 31, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of October 31, 2025 and April 30, 2025, unbilled accounts receivable was $3.0 million and $2.5 million, respectively.
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the amount of contracted future revenue that has not been recognized, including deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s RPO excludes performance obligations from on-demand arrangements as there are no minimum purchase commitments associated with such arrangements.
As of October 31, 2025, the Company had $1.507 billion of RPO, of which the Company expects to recognize approximately 64% as revenue over the next twelve months, approximately 90% over the next twenty-four months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $27.0 million and $53.2 million for the three and six months ended October 31, 2025, respectively, and $24.0 million and $47.2 million for the three and six months ended October 31, 2024, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the three and six months ended October 31, 2025 and 2024.

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
The following table summarizes assets that are measured at fair value on a recurring basis as of October 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$546,944	$—	$—	$546,944
U.S. treasury securities	6,999	—	—	6,999
Commercial paper	—	5,010	—	5,010
Total included in cash equivalents	553,943	5,010	—	558,953

Marketable securities:
U.S. treasury securities	87,221	—	—	87,221
Corporate debt securities	—	333,069	—	333,069
Certificates of deposit	—	67,098	—	67,098
International treasuries	—	45,083	—	45,083
Municipal securities	—	37,167	—	37,167
Commercial paper	—	17,301	—	17,301
U.S. agency securities	—	8,546	—	8,546
Total marketable securities	87,221	508,264	—	595,485

Mutual fund investments (1)	3,890	—	—	3,890
Total financial assets	$645,054	$513,274	$—	$1,158,328
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
Interest income from the Company’s cash, cash equivalents, and marketable securities was $14.2 million and $29.3 million for the three and six months ended October 31, 2025, respectively, and $10.9 million and $22.2 million for the three and six months ended October 31, 2024, respectively, and is included in other income, net in the condensed consolidated statements of operations.
As of October 31, 2025 and April 30, 2025, gross unrealized gains and losses on the marketable securities were not significant. The fluctuations in market interest rates impacted the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of October 31, 2025	As of April 30, 2025
Due within 1 year	$323,139	$368,374
Due between 1 year and 3 years	272,346	299,522
Due between 3 years and 5 years	—	1,821
Total marketable securities	$595,485	$669,717
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of October 31, 2025 was approximately $555.2 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Acquisitions
Conic AI Technology Limited
On October 7, 2025, the Company, acquired 100% of the share capital of Conic AI Technology Limited and its subsidiaries (collectively, “Jina AI”), for a total purchase consideration of $44.6 million. The purchase consideration includes $6.7 million held back by the Company for indemnity obligations, which will be released upon the 24-month anniversary of the acquisition.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and, accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total purchase price allocated to developed technology and goodwill was $6.5 million and $33.6 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 2 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the Elastic Search AI-powered solutions and the value of the acquired workforce. The resulting goodwill is not deductible for income tax purposes.
The financial results of Jina AI have been included in the Company’s condensed consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented as they were not material to the condensed consolidated results of operations.
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
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and, accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total purchase price allocated to developed technology and goodwill was $4.0 million and $6.6 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 5 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the Elastic Search AI-powered solutions and the value of the acquired workforce. The resulting goodwill is not deductible for income tax purposes.
The financial results of Keep have been included in the Company’s condensed consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented as they were not material to the condensed consolidated results of operations.
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of October 31, 2025	As of April 30, 2025
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$14,388	$14,780
Computer hardware and software	3	4,451	4,390
Furniture and fixtures	3-5	6,664	8,025
Assets under construction		499	33
Total property and equipment		26,002	27,228
Less: accumulated depreciation		(19,929)	(20,639)
Property and equipment, net		$6,073	$6,589

Depreciation expense related to property and equipment was $0.7 million and $1.5 million for the three and six months ended October 31, 2025, respectively, and $0.7 million and $1.6 million for the three and six months ended October 31, 2024, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of October 31, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$85,291	$67,097	$18,194	2.5
Foreign currency translation adjustment			(24)
Total			$18,170
Intangible assets consisted of the following as of April 30, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$64,702	$11,428	2.2
Foreign currency translation adjustment			(24)
Total			$11,404
Amortization expense for the intangible assets for the three and six months ended October 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue – subscription	$2,158	$2,835	$3,734	$6,110
Total amortization of acquired intangible assets	$2,158	$2,835	$3,734	$6,110
The expected future amortization expense related to the intangible assets as of October 31, 2025 was as follows (in thousands, by fiscal year):

Remainder of 2026	$5,111
2027	7,294
2028	3,419
2029	1,502
2030	800
Thereafter	44
Total	$18,170
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2025	$319,417
Additions from acquisitions	40,236
Foreign currency translation adjustment	53
Balance as of October 31, 2025	$359,706
There was no impairment of goodwill during the six months ended October 31, 2025 and 2024.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of October 31, 2025	As of April 30, 2025
Accrued expenses	$38,959	$36,585
Income taxes payable	29,250	11,690
Value added taxes payable	4,609	9,872
Accrued interest	6,918	6,918
Other	21,190	21,282
Total accrued expenses and other liabilities	$100,926	$86,347
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31, 2025	As of April 30, 2025
Accrued vacation	$41,787	$42,136
Accrued commissions	21,785	28,051
Accrued payroll and withholding taxes	10,092	10,007
Other	15,837	13,520
Total accrued compensation and benefits	$89,501	$93,714
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Six Months Ended October 31,
	2025	2024
Beginning balance	$5,510	$4,979
Bad debt expense	1,793	1,991
Accounts written off	(1,356)	(1,978)
Ending balance	$5,947	$4,992
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

The net carrying amount of the Senior Notes was as follows (in thousands):

	As of October 31, 2025	As of April 30, 2025
Principal	$575,000	$575,000
Unamortized debt issuance costs	(4,694)	(5,271)
Net carrying amount	$570,306	$569,729
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Contractual interest expense	$5,930	$5,930	$11,859	$11,859
Amortization of debt issuance costs	290	278	577	553
Total interest expense related to the Senior Notes	$6,220	$6,208	$12,436	$12,412
8. Commitments and Contingencies
Cloud Hosting Commitments
During the six months ended October 31, 2025, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company’s Annual Report on Form 10-K.
Letters of Credit
The Company had a total of $2.9 million in letters of credit outstanding in favor of certain landlords for office space as of October 31, 2025.
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
On February 11, 2025, an alleged shareholder of the Company filed a complaint in the United States District Court for the Eastern District of New York against the Company and one of its executive officers, Ashutosh Kulkarni, as well as a former executive officer of the Company, Janesh Moorjani, on behalf of a putative class of shareholders of the Company who purchased or otherwise acquired the Company’s ordinary shares during the period from May 31, 2024 to August 29, 2024. The complaint, captioned “In re Elastic N.V. Securities Litigation,” alleges that the defendants made materially false and misleading statements and omitted material information about the Company’s business and financial results during the foregoing period in violation of Sections 10(b) and 20(a) of the Exchange Act and Exchange Act Rule 10b-5, which allegedly resulted in artificially inflated prices of the Company’s shares. The complaint states that plaintiffs seek damages and attorneys’ fees and costs. In May 2025, the Court appointed Lucid Alternative Fund, LP and Jeff Milan as co-lead plaintiffs in this matter. On August 1, 2025, the plaintiffs filed an amended complaint, citing the same core theories and claims but extending the class period such that it covers the period June 2, 2023 to August 29, 2024. On October 1, 2025, the Company filed a motion to dismiss the complaint. Plaintiffs filed their opposition to the motion on November 17, 2025, and the Company's reply is due by December 17, 2025. The Company intends to defend this case vigorously. At this stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
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
Lease Costs
Components of lease costs included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Operating lease cost	$2,483	$2,880	$5,117	$6,017
Short-term lease cost	654	660	1,324	1,200
Variable lease cost	510	325	985	727
Total lease cost	$3,647	$3,865	$7,426	$7,944
Lease term and discount rate information are summarized as follows:

As of October 31, 2025
Weighted average remaining lease term (in years)	5.7
Weighted average discount rate	5.5%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of October 31, 2025 were as follows (in thousands, by fiscal year):

Remainder of 2026	$4,491
2027	5,661
2028	3,396
2029	2,438
2030	1,347
Thereafter	7,006
Total minimum lease payments	24,339
Less imputed interest	(3,938)
Present value of future minimum lease payments	20,401
Less current lease liabilities	(6,716)
Operating lease liabilities, non-current	$13,685
Future minimum lease payments as of October 31, 2025 include future cash payments on leases with corresponding right-of-use assets which were written down for impairment due to facilities-related cost optimization actions during the year ended April 30, 2023.

During the six months ended October 31, 2025, the Company executed an operating lease agreement for an office space with an expected commencement date in the fourth quarter of fiscal 2026 and a lease term of approximately 8.5 years. The undiscounted future minimum lease payments as of October 31, 2025 are approximately $8.0 million.
10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through October 31, 2025.
The board of directors has been authorized by the general meeting of shareholders, on the Company’s behalf, to issue the Company’s ordinary shares and grant rights to acquire the Company’s ordinary shares in an amount up to 20% of the issued share capital of the Company as of August 21, 2025. This authorization is valid for a period of 18 months from September 30, 2025, the date of such general meeting of shareholders, until March 30, 2027.
Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of October 31, 2025, there were no preference shares issued or outstanding.
Preference shares in the capital of the Company may currently only be issued pursuant to a resolution adopted by the general meeting of shareholders at the proposal of the board of directors.
Share Repurchase Program
In October 2025, the Company’s board of directors authorized a program to repurchase up to $500.0 million of the Company’s ordinary shares (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be effected through open market purchases, block trades, accelerated or other structured share repurchase programs, or otherwise in accordance with applicable federal securities laws, including trading arrangements conducted in accordance with Rule 10b5-1 under the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, the Company’s liquidity, and other factors. The current authorization may be modified, suspended, or terminated at any time and does not have a specified expiration date.
The following table summarizes the share repurchase activity under the Company’s Share Repurchase Program (in thousands, except share and per share data):

	Three Months Ended October 31, 2025	Six Months Ended October 31, 2025

Number of shares repurchased	1,351,652	1,351,652
Weighted-average price per share (1)	$84.45	$84.45
Aggregate purchase price (1)	$114,149	$114,149
(1) Excludes transaction costs associated with the repurchases.
All repurchases were made in open market transactions. As of October 31, 2025, $385.9 million remained available for future share repurchases under the Share Repurchase Program.
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

For the three and six months ended October 31, 2025, there were 154,567 ordinary shares purchased under the 2022 ESPP. Stock-based compensation expense recognized related to the 2022 ESPP was $2.3 million and $4.3 million for the three and six months ended October 31, 2025, respectively, and $2.3 million and $4.5 million for the three and six months ended October 31, 2024, respectively.
2012 Stock Option Plan
Under the Company’s 2012 Stock Option Plan (as amended and restated, the “2012 Plan”), the board of directors, the compensation committee, as administrator of the 2012 Plan, and any other duly authorized committee may grant stock options and other equity-based awards, such as restricted stock units (“RSUs”) (including those with performance or market conditions) to eligible employees, directors, and consultants to attract and retain talented personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business.
The Company’s board of directors, compensation committee, or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award as it may deem appropriate. Stock options expire ten years after the date of grant. Shares subject to stock options and RSUs that are canceled under certain conditions become available for future grant of awards under the 2012 Plan unless the 2012 Plan is terminated. As of October 31, 2025, there were 28,391,137 shares available for grant under the 2012 Plan.
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2025	1,775,723	$42.16	3.88	$88,617
Stock options exercised	(70,047)	$13.77
Stock options assumed in acquisition canceled	(416)	$78.71
Balance as of October 31, 2025	1,705,260	$43.31	3.45	$88,114
Exercisable as of October 31, 2025	1,670,149	$42.45	3.38	$87,826
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. No stock options were granted during the three and six months ended October 31, 2025 and 2024.
As of October 31, 2025, the Company had unrecognized stock-based compensation expense of $1.4 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 0.50 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2025	6,523,077	$93.95
RSUs granted	2,016,455	$82.55
RSUs released	(1,412,224)	$90.42
RSUs canceled	(451,494)	$92.23
Outstanding and unvested at October 31, 2025	6,675,814	$91.37
As of October 31, 2025, the Company had unrecognized stock-based compensation expense of $582.8 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.45 years.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue
Subscription	$2,374	$2,244	$4,842	$4,541
Services	3,698	3,422	7,630	6,889
Research and development	27,517	24,223	54,140	48,244
Sales and marketing	23,397	20,822	46,464	41,901
General and administrative	15,907	13,354	29,752	26,033
Total stock-based compensation expense	$72,893	$64,065	$142,828	$127,608
12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(51,284)	$(25,450)	$(75,887)	$(74,677)
Denominator:
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	106,586,670	103,238,740	106,274,275	102,761,588
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.48)	$(0.25)	$(0.71)	$(0.73)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Stock options	1,705,260	2,211,460	1,705,260	2,211,460
RSUs	6,675,814	6,152,185	6,675,814	6,152,185
2022 ESPP	212,020	214,690	212,020	214,690
Total	8,593,094	8,578,335	8,593,094	8,578,335

13. Income Taxes
The Company recorded a provision for income taxes of $52.6 million and $77.2 million for the three and six months ended October 31, 2025, respectively, and $23.7 million and $43.7 million for the three and six months ended October 31, 2024, respectively. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law. The Company’s effective tax rate is affected by recurring items, such as tax rates in jurisdictions both within and outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, one-time tax benefits or charges, and Base Erosion and Anti-abuse Tax (the “BEAT”) legislation in the United States.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing significant changes to U.S. federal tax law. While certain provisions of OBBBA are effective in the current fiscal period and have been reflected in the Company’s provision for income taxes for the three and six months ended October 31, 2025, based on available guidance, other provisions are effective in future periods and may impact the Company’s provision for income taxes prospectively. Some aspects of the legislation remain subject to further clarification and interpretive guidance. The Company continues to assess the impact of the law on the Company’s condensed consolidated financial statements and will update the estimates as additional guidance becomes available.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules concerning the implementation of the Pillar Two global minimum tax. Many countries in which the Company operates continue to announce changes in their tax laws and regulations based on the Pillar Two framework. The Company determined that Pillar Two did not have a material impact on the Company’s tax provision for the three and six months ended October 31, 2025. The Company continues to monitor the impact of proposed and enacted global tax legislation. On June 28, 2025, the G7 (comprising Canada, France, Germany, Italy, Japan, the United Kingdom, and the United States) released a statement that outlines a shared understanding of a “side-by-side” solution to United States concerns with respect to Pillar Two. Significant details regarding the provisions of the existing guidance and the future side-by-side system are still uncertain as the OECD, G7, and participating countries continue to work toward defining the underlying rules and administrative procedures.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as the 401(k) Plan’s custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation. The Company makes contributions to the 401(k) Plan of up to 6% of the participating employee’s 401(k) eligible wages. The Company recorded $5.2 million and $10.9 million for the three and six months ended October 31, 2025, respectively, and $4.6 million and $9.8 million for the three and six months ended October 31, 2024, respectively, related to the 401(k) Plan.
The Company also has defined-contribution and other employee benefit plans in certain other countries for which the Company recorded $3.9 million and $8.2 million for the three and six months ended October 31, 2025, respectively, and $3.4 million and $7.4 million for the three and six months ended October 31, 2024, respectively.
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
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
United States	$233,608	$206,614	$463,871	$404,903
Rest of world	189,873	158,747	374,898	307,878
Total revenue	$423,481	$365,361	$838,769	$712,781
Other than the United States, no individual country accounted for 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of October 31, 2025	As of April 30, 2025
United States	$12,829	$16,514
The Netherlands	2,470	2,824
United Kingdom	2,561	2,817
Rest of world	5,895	6,768
Total long-lived assets	$23,755	$28,923

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 filed with the SEC on June 10, 2025 (the “Company’s Annual Report on Form 10-K”). As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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

We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 94% and 93% of total revenue for the six months ended October 31, 2025 and 2024, respectively. We also generate revenue from consulting and training services.
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
Many of these customers start with limited initial spending on our products but can significantly increase their spending over time. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,600 and over 1,420 as of October 31, 2025 and 2024, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both seeking to obtain new customers and on pursuing additional sales to existing customers. In addition to our direct sales efforts, we maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing our platform and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,827 employees as of October 31, 2025.
Current Economic Conditions
Macroeconomic events, including a possible resurgence in inflation, fluctuations in economic growth, changes in and uncertainty of international trade policies, and political unrest, continue to evolve and impact worldwide economic activity. Governmental and corporate responses to these factors, including changing interest rates and unpredictable and decreased spending, will continue to affect the macroeconomic conditions. We have experienced and, if economic conditions remain uncertain or deteriorate, may continue to experience longer and more unpredictable sales cycles, increased scrutiny of prospective sales, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. See “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K.
Recent Developments
On July 4, 2025, OBBBA was enacted into law, introducing significant changes to U.S. federal tax law. The legislation includes provisions that impacted the Company in the six months ended October 31, 2025, and other provisions that will be effective in future periods. The Company will continue to assess the impact of the laws as further clarifications and interpretive guidance become available. See Note 13, “Income Taxes,” of our accompanying Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Key Factors Affecting our Performance
We believe that the growth and future success of our business depend on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Developing new features for the Elastic Search AI Platform. Our platform is applied to various use cases by customers, including through the solutions we offer. Our revenue is derived primarily from subscriptions of Search, Observability and Security built into our platform. We believe that releasing additional features of our platform, including our solutions, drives usage of our products and ultimately drives our growth. To that end, we plan to continue to invest in building new features and solutions that expand the capabilities of our platform. These investments may adversely affect our operating results prior to generating benefits, to the extent that they ultimately generate benefits at all.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, which we refer to as Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, which we refer to as Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the same amount, the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 112% as of October 31, 2025.
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

Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of our platform subsequently become paying subscribers of Elastic Cloud. For the six months ended October 31, 2025 and 2024, Elastic Cloud contributed 48% and 46% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal and state, and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, non-deductible stock-based compensation, one-time tax benefits, and the BEAT legislation in the United States.
Results of Operations
The following table sets forth our results of operations for the periods presented.

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Revenue
Subscription	$397,699	$340,807	$786,282	$664,581
Services	25,782	24,554	52,487	48,200
Total revenue	423,481	365,361	838,769	712,781
Cost of revenue (1)(2)
Subscription	76,522	69,941	145,940	138,288
Services	25,505	23,238	52,833	46,648
Total cost of revenue	102,027	93,179	198,773	184,936
Gross profit	321,454	272,182	639,996	527,845
Operating expenses (1)(2)(3)
Research and development	108,152	88,163	217,274	177,495
Sales and marketing	173,576	144,274	347,630	301,631
General and administrative	47,962	44,085	92,768	86,758
Restructuring and other related charges	—	86	—	225
Total operating expenses	329,690	276,608	657,672	566,109
Operating loss (1)(2)(3)	(8,236)	(4,426)	(17,676)	(38,264)
Other income, net
Interest expense	(6,292)	(6,462)	(12,643)	(12,988)
Other income, net	15,836	9,106	31,618	20,314
Income (loss) before income taxes	1,308	(1,782)	1,299	(30,938)
Provision for income taxes	52,592	23,668	77,186	43,739
Net loss	$(51,284)	$(25,450)	$(75,887)	$(74,677)

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription	$2,563	$2,361	$5,216	$4,881
Services	3,897	3,547	8,087	7,336
Research and development	28,434	24,777	56,207	50,499
Sales and marketing	24,186	21,434	48,255	43,883
General and administrative	16,163	13,562	30,341	26,649
Total stock-based compensation expense and related employer taxes	$75,243	$65,681	$148,106	$133,248
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription	$2,158	$2,835	$3,734	$6,110
Total amortization of acquired intangibles	$2,158	$2,835	$3,734	$6,110
(3) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Research and development	$64	$6	$72	$54
General and administrative	568	98	687	98
Total acquisition-related expenses	$632	$104	$759	$152

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Revenue
Subscription	94%	93%	94%	93%
Services	6%	7%	6%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)
Subscription	18%	19%	18%	19%
Services	6%	7%	6%	7%
Total cost of revenue	24%	26%	24%	26%
Gross profit	76%	74%	76%	74%
Operating expenses (1)(2)(3)
Research and development	26%	24%	26%	25%
Sales and marketing	41%	39%	41%	42%
General and administrative	11%	12%	11%	12%
Restructuring and other related charges	—%	—%	—%	—%
Total operating expenses	78%	75%	78%	79%
Operating loss (1)(2)(3)	(2)%	(1)%	(2)%	(5)%
Other income, net
Interest expense	(2)%	(2)%	(2)%	(2)%
Other income, net	4%	3%	4%	3%
Income (loss) before income taxes	—%	—%	—%	(4)%
Provision for income taxes	12%	7%	9%	6%
Net loss	(12)%	(7)%	(9)%	(10)%

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue
Subscription	—%	—%	1%	1%
Services	1%	1%	1%	1%
Research and development	7%	7%	7%	7%
Sales and marketing	6%	6%	6%	6%
General and administrative	4%	4%	3%	4%
Total stock-based compensation expense and related employer taxes	18%	18%	18%	19%
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue
Subscription	1%	1%	—%	1%
Total amortization of acquired intangibles	1%	1%	—%	1%
(3) Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Research and development	—%	—%	—%	—%
General and administrative	—%	—%	—%	—%
Total acquisition-related expenses	—%	—%	—%	—%
Comparison of Three Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Revenue
Subscription	$397,699	$340,807	$56,892	17%
Services	25,782	24,554	1,228	5%
Total revenue	$423,481	$365,361	$58,120	16%
Subscription revenue increased by $56.9 million, or 17%, for the three months ended October 31, 2025 compared to the same period of the prior year. This increase was primarily driven by continued adoption of both Elastic Cloud and Other subscriptions, which grew 22% and 12%, respectively, over the same period of the prior year. The increase in Elastic Cloud revenue was primarily attributable to growth in revenue from Annual Elastic Cloud by 27% over the same period of the prior year.
Services revenue increased by $1.2 million, or 5%, for the three months ended October 31, 2025 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue
Subscription	$76,522	$69,941	$6,581	9%
Services	25,505	23,238	2,267	10%
Total cost of revenue	$102,027	$93,179	$8,848	9%
Gross profit	$321,454	$272,182	$49,272	18%

Gross margin:
Subscription	81%	79%
Services	1%	5%
Total gross margin	76%	74%
Cost of subscription revenue increased by $6.6 million, or 9%, for the three months ended October 31, 2025 compared to the same period of the prior year. The increase was primarily due to an increase of $5.7 million in cloud infrastructure costs and $1.1 million in personnel and related costs, partially offset by a decrease of $0.7 million in intangible assets amortization. Subscription gross margin increased to 81% for the three months ended October 31, 2025 compared to 79% for the same period of the prior year primarily due to efficiencies realized in managing our cloud infrastructure costs relative to revenue growth.
Cost of services revenue increased by $2.3 million, or 10%, for the three months ended October 31, 2025 compared to the same period of the prior year. This increase was primarily due to increases of $1.6 million in personnel and related costs, $0.3 million in travel expenses, and $0.2 million in facilities-related costs. Gross margin for services revenue was 1% for the three months ended October 31, 2025 compared to 5% for the same period of the prior year. The decrease in gross margin was primarily attributable to higher personnel and related costs and travel expenses. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near term as we seek to expand our services business.
Operating Expenses
Research and development

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Research and development	$108,152	$88,163	$19,989	23%
Research and development expense increased by $20.0 million, or 23%, for the three months ended October 31, 2025 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. The increase was primarily due to increases of $15.8 million in personnel and related costs, $1.9 million in cloud infrastructure costs related to our research and development activities, $1.1 million in software and equipment costs, and $0.7 million in travel expenses. The increase in personnel and related costs included increases of $9.7 million in salaries and related taxes, $3.3 million in stock-based compensation, and $2.3 million in employee benefits expense.
Sales and marketing

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing	$173,576	$144,274	$29,302	20%
Sales and marketing expense increased by $29.3 million, or 20%, for the three months ended October 31, 2025 compared to the same period of the prior year. The increase was primarily due to an increase of $19.1 million in personnel and related costs, $5.4 million in marketing expenses, $3.3 million in travel expenses, and $0.7 million in software and equipment costs. The increase in personnel and related costs included increases of $7.8 million in salaries and related taxes, $4.6 million in commission expense, $3.5 million in employee benefits expense, and $2.6 million in stock-based compensation.

General and administrative

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
General and administrative	$47,962	$44,085	$3,877	9%
General and administrative expense increased by $3.9 million, or 9%, for the three months ended October 31, 2025 compared to the same period of the prior year. The increase was primarily due to increases of $3.3 million in personnel and related costs and $0.5 million in travel expenses.
Restructuring and other related charges

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Restructuring and other related charges	$—	$86	$(86)	NM

NM = Not Meaningful
Restructuring and other related charges decreased by $0.1 million for the three months ended October 31, 2025 compared to the same period of the prior year, as there were no employee-related severance and termination benefit charges pursuant to any restructuring plan for the three months ended October 31, 2025.
Other Income, Net
Interest expense

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(6,292)	$(6,462)	$170	(3)%
Interest expense remained relatively flat for the three months ended October 31, 2025 compared to the same period of the prior year.
Other income, net

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Other income, net	$15,836	$9,106	$6,730	74%
Other income, net increased by $6.7 million, or 74%, for the three months ended October 31, 2025 compared to the same period of the prior year. The increase was primarily due to an increase of $4.0 million in interest and other investment income primarily from our marketable securities and an increase of $2.7 million in net foreign currency exchange gains.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Provision for income taxes	$52,592	$23,668	$28,924	122%
The provision for income taxes increased by $28.9 million, or 122%, for the three months ended October 31, 2025 compared to the same period of the prior year. Our effective tax rate for the three months ended October 31, 2025 and 2024 was not meaningful due to near break-even income (loss) before income taxes. Our interim tax provision excludes pre-tax losses in jurisdictions where a valuation allowance is maintained, which causes the provision to reflect only tax provisions in jurisdictions with profitable operations and results in a disproportionate effective tax rate. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions both within and outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, one-time tax benefits or charges, and the BEAT legislation in the United States.
We maintain a full valuation allowance against our deferred tax assets in the Netherlands, the United Kingdom, and certain states in the United States. To the extent sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods. A release of valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.
Comparison of Six Months Ended October 31, 2025 and 2024
Revenue

	Six Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Revenue
Subscription	$786,282	$664,581	$121,701	18%
Services	52,487	48,200	4,287	9%
Total revenue	$838,769	$712,781	$125,988	18%
Subscription revenue increased by $121.7 million, or 18%, for the six months ended October 31, 2025 compared to the same period of the prior year. This increase was primarily driven by continued adoption of both Elastic Cloud and Other subscriptions, which grew 23% and 14%, respectively, over the prior year. The increase in Elastic Cloud revenue was primarily attributable to an increase in revenue from Annual Elastic Cloud by 29% over the prior year.
Services revenue increased by $4.3 million, or 9%, for the six months ended October 31, 2025 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Six Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of revenue
Subscription	$145,940	$138,288	$7,652	6%
Services	52,833	46,648	6,185	13%
Total cost of revenue	$198,773	$184,936	$13,837	7%
Gross profit	$639,996	$527,845	$112,151	21%

Gross margin:
Subscription	81%	79%
Services	(1)%	3%
Total gross margin	76%	74%
Cost of subscription revenue increased by $7.7 million, or 6%, for the six months ended October 31, 2025 compared to the same period of the prior year. This increase was primarily due to an increase of $6.6 million in cloud infrastructure costs, $1.8 million in personnel and related costs, $1.2 million in third-party costs, and $0.7 million in travel expenses. These increases were partially offset by decreases of $2.4 million in intangible assets amortization and $0.6 million in software and equipment costs. Subscription gross margin increased to 81% for the six months ended October 31, 2025 compared to 79% the same period of the prior year primarily due to efficiencies realized in managing our cloud infrastructure costs relative to revenue growth.
Cost of services revenue increased by $6.2 million, or 13%, for the six months ended October 31, 2025 compared to the same period of the prior year. This increase was primarily due to increases of $3.3 million in personnel and related costs, $1.7 million in travel expenses, $0.9 million in subcontractor costs, and $0.2 million in facilities-related costs. Gross margin for services revenue was (1)% for the six months ended October 31, 2025 compared to 3% for the same period of the prior year. The decrease in gross margin was primarily attributable to higher travel expenses. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near term as we seek to expand our services business.
Operating Expenses
Research and development

	Six Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Research and development	$217,274	$177,495	$39,779	22%
Research and development expense increased by $39.8 million, or 22%, for the six months ended October 31, 2025 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. The increase was primarily due to increases of $28.1 million in personnel and related costs, $5.9 million in travel expenses, $3.0 million in cloud infrastructure costs, and $2.1 million in software and equipment costs. The increase in personnel and related costs included increases of $18.0 million in salaries and related taxes, $5.9 million in stock-based compensation, and $3.7 million in employee benefits expense.

Sales and marketing

	Six Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Sales and marketing	$347,630	$301,631	$45,999	15%
Sales and marketing expense increased by $46.0 million, or 15%, for the six months ended October 31, 2025 compared to the same period of the prior year. The increase was primarily due to increases of $34.4 million in personnel and related costs, $5.0 million in travel expenses, $4.1 million in marketing expenses, and $1.2 million in consulting fees. The increase in personnel and related costs included increases of $14.3 million in salaries and related taxes, $8.6 million in commission expense, $4.9 million in employee benefits expense, and $4.6 million in stock-based compensation.
General and administrative

	Six Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
General and administrative	$92,768	$86,758	$6,010	7%
General and administrative expense increased by $6.0 million, or 7%, for the six months ended October 31, 2025 compared to the same period of the prior year. The increase was primarily due to increases of $5.0 million in personnel and related costs, $1.6 million in legal and professional fees, and $0.8 million in travel expenses. These increases were partially offset by decreases of $0.7 million in facilities-related costs, $0.5 million in non-income based taxes, and $0.2 million in bad debt expense. The increase in personnel and related costs included increases of $3.7 million in stock-based compensation and $1.5 million in salaries and related taxes, partially offset by $0.2 million in other miscellaneous employee expenses.
Restructuring and other related charges

	Six Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Restructuring and other related charges	$—	$225	$(225)	NM

NM = Not Meaningful
Restructuring and other related charges decreased by $0.2 million for the six months ended October 31, 2025 compared to the same period of the prior year, as there were no employee-related severance and termination benefit charges pursuant to any restructuring plan for the six months ended October 31, 2025.
Other Income, Net
Interest expense

	Six Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense	$(12,643)	$(12,988)	$345	(3)%
Interest expense remained relatively flat for the six months ended October 31, 2025 compared to the same period of the prior year.

Other income, net

	Six Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Other income, net	$31,618	$20,314	$11,304	56%
Other income, net increased by $11.3 million, or 56%, for the six months ended October 31, 2025 compared to the same period of the prior year. The increase was due to increases of $8.0 million in interest and other investment income primarily from our marketable securities and $3.3 million in net foreign currency exchange gains.
Provision for Income Taxes

	Six Months Ended October 31,		Change
	2025	2024	$	%

	(in thousands)
Provision for income taxes	$77,186	$43,739	$33,447	76%
The provision for income taxes increased by $33.4 million, or 76%, for the six months ended October 31, 2025 compared to the same period of the prior year. Our effective tax rate for the six months ended October 31, 2025 was not meaningful due to near break-even income before income taxes. Our interim tax provision excludes pre-tax losses in jurisdictions where a valuation allowance is maintained, which causes the provision to reflect only tax provisions in jurisdictions with profitable operations and results in a disproportionate effective tax rate. Our effective tax rate was (141)% of our net loss before income taxes for the six months ended October 31, 2024. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions both within and outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, one-time tax benefits or charges, and the BEAT legislation in the United States.
We maintain a full valuation allowance against our deferred tax assets in the Netherlands, the United Kingdom, and certain states in the United States. To the extent sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods. A release of valuation allowance, if any, would result in the recognition of certain deferred tax assets and could result in a material income tax benefit for the period in which such release is recorded.
Liquidity and Capital Resources
As of October 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.396 billion. Our cash, cash equivalents, and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.176 billion as of October 31, 2025. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations in the future due to the investments we intend to make. As a result, we may require additional capital resources to execute our strategic initiatives to grow our business.
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
Share Repurchase Program
In October 2025, our board of directors authorized the Share Repurchase Program for up to $500.0 million of our outstanding ordinary shares. Repurchases may be effected, from time to time, through open market purchases, block trades, accelerated or other structured share repurchase programs, or through other transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be determined by management based on the share price, business and market conditions, and other factors. The Share Repurchase Program does not obligate us to acquire any particular amount of ordinary shares, and the Share Repurchase Program may be modified, suspended, or terminated at any time at our discretion.
During the six months ended October 31, 2025, we repurchased 1.4 million of our outstanding ordinary shares for an aggregate purchase price of $114.1 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $84.45 per share. All repurchases were made in open market transactions. As of October 31, 2025, $385.9 million remained available for future repurchases under the Share Repurchase Program. See Note 10, “Ordinary Shares,” to our accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$131,447	$91,131
Net cash provided by investing activities	$38,405	$10,767
Net cash (used in) provided by financing activities	$(96,711)	$16,991
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the six months ended October 31, 2025 was $131.4 million, which resulted from adjustments for non-cash charges of $259.3 million, partially offset by a net loss of $75.9 million and a net cash outflow of $52.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $142.8 million for stock-based compensation expense, $54.7 million for deferred income taxes, and $53.2 million for amortization of deferred contract acquisition costs. The net cash outflow from changes in operating assets and liabilities resulted from a $121.8 million decrease in deferred revenue, a $55.2 million increase in deferred contract acquisition costs, a $8.6 million net increase in prepaid expenses and other assets, and a $5.9 million decrease in operating lease liabilities. These outflows were partially offset by inflows from a $115.4 million decrease in accounts receivable, net and a $24.1 million net increase in accounts payable, accrued expenses, and accrued compensation and benefits.
Net cash provided by operating activities during the six months ended October 31, 2024 was $91.1 million, which resulted from adjustments for non-cash charges of $225.0 million, partially offset by a net loss of $74.7 million and a net cash outflow of $59.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $127.6 million for stock-based compensation expense, $47.2 million for amortization of deferred contract acquisition costs, $38.4 million in deferred income taxes, and $7.7 million of depreciation and intangible asset amortization expense. The net cash outflow from changes in operating assets and liabilities resulted from a $51.4 million decrease in deferred revenue, a $37.2 million increase in deferred contract acquisition costs, a $32.0 million decrease in accounts payable, accrued expenses, and accrued compensation and benefits, and a $6.4 million decrease in operating lease liabilities. These outflows were partially offset by inflows from a $68.1 million decrease in accounts receivable, net.

Net Cash Provided By Investing Activities
Net cash provided by investing activities of $38.4 million during the six months ended October 31, 2025 was primarily due to sales, maturities, and redemptions of marketable securities of $366.6 million, partially offset by purchases of marketable securities of $289.6 million and business acquisitions, net of cash acquired, of $36.8 million.
Net cash provided by investing activities of $10.8 million during the six months ended October 31, 2024 was primarily due to sales, maturities, and redemptions of marketable securities of $178.5 million, partially offset by cash used for the purchase of marketable securities of $166.3 million and capital expenditures of $1.5 million.
Net Cash (Used In) Provided By Financing Activities
Net cash used in financing activities of $96.7 million during the six months ended October 31, 2025 was due to repurchases of ordinary shares of $109.2 million, partially offset by proceeds from stock option exercises and ESPP purchases of $12.5 million.
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
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.400 billion as of October 31, 2025. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, the fiduciary control of cash and investments, and the repurchases of our ordinary shares under the Share Repurchase Program. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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

We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized foreign currency transaction losses of $1.1 million and $2.0 million for the six months ended October 31, 2025 and 2024, respectively.
As of October 31, 2025, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $8.2 million on our cash, cash equivalents, restricted cash, and marketable securities balances.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended October 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K. The risks described in the Company’s Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.
Share repurchases under our share repurchase program may not be fully consummated and could increase the volatility of the trading price of our ordinary shares and diminish our cash reserves.
In October 2025, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $500.0 million of the Company’s outstanding ordinary shares, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not obligate us to repurchase any specific amount of ordinary shares. The actual timing and amount of repurchases remain subject to a variety of factors, including share price, trading volume, market conditions and other general business considerations, all of which may be negatively affected by macroeconomic conditions and factors. The share repurchase program may be modified, suspended, or terminated at any time and may not be fully consummated. The share repurchase program could increase the volatility of the trading price of our ordinary shares and will decrease our cash reserves, which may be needed for deployment in our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity under our authorized share repurchase program for the three months ended October 31, 2025 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
August 1, 2025 to August 31, 2025	—	$—	—	$—
September 1, 2025 to September 30, 2025	—	$—	—	$—
October 1, 2025 to October 31, 2025	1,351,652	$84.45	1,351,652	$385,851
Total	1,351,652		1,351,652
(1)    Weighted-average price paid per share excludes transaction costs associated with the repurchases.
(2)    In October 2025, our board of directors authorized a share repurchase program of up to $500.0 million of our outstanding ordinary shares. The program has no expiration date. All repurchases during the three months ended October 31, 2025 were made in open market transactions.
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

Elastic N.V.

Date: November 24, 2025	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 24, 2025	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial Officer)