Form 10-Q
period 2026-01-31
Elastic N.V.
filed 2026-02-27
CIK 1707753

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
For the quarterly period ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 23, 2026, the registrant had 103,501,008 ordinary shares, par value €0.01 per share, outstanding.

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
•the pace of change and innovation in the markets in which we operate, including the rapid evolution of technology affecting our offerings and platform such as AI, and the competitive nature of those markets;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of January 31, 2026	As of April 30, 2025
Assets
Current assets:
Cash and cash equivalents	$737,238	$727,543
Restricted cash	3,691	3,671
Marketable securities	510,808	669,717
Accounts receivable, net of allowance for credit losses of $6,331 and $5,510 as of January 31, 2026 and April 30, 2025, respectively	357,399	375,613
Deferred contract acquisition costs	92,931	86,205
Prepaid expenses and other current assets	85,476	68,258
Total current assets	1,787,543	1,931,007
Property and equipment, net	6,363	6,589
Goodwill	358,506	319,417
Operating lease right-of-use assets	18,819	22,334
Intangible assets, net	15,572	11,404
Deferred contract acquisition costs, non-current	127,827	117,762
Deferred tax assets	107,344	168,045
Other assets	16,441	16,295
Total assets	$2,438,415	$2,592,853
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,262	$17,150
Accrued expenses and other liabilities	86,122	86,347
Accrued compensation and benefits	96,894	93,714
Operating lease liabilities	7,092	8,928
Deferred revenue	763,874	802,117
Total current liabilities	983,244	1,008,256
Deferred revenue, non-current	44,856	50,340
Long-term debt, net	570,599	569,729
Operating lease liabilities, non-current	13,985	16,357
Other liabilities, non-current	34,740	20,937
Total liabilities	1,647,424	1,665,619
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized, 0 shares issued and outstanding as of January 31, 2026 and April 30, 2025	—	—
Ordinary shares, par value €0.01 per share: 165,000,000 shares authorized; 107,952,032 shares issued and 104,148,188 shares outstanding as of January 31, 2026; 105,534,887 shares issued and outstanding as of April 30, 2025	1,139	1,112
Treasury stock, at cost; 3,803,844 shares held as of January 31, 2026 and 35,937 shares held as of April 30, 2025	(300,444)	(369)
Additional paid-in capital	2,283,341	2,049,416
Accumulated other comprehensive loss	(25,190)	(23,204)
Accumulated deficit	(1,167,855)	(1,099,721)
Total shareholders’ equity	790,991	927,234
Total liabilities and shareholders’ equity	$2,438,415	$2,592,853
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Revenue
Subscription	$425,727	$358,198	$1,212,009	$1,022,779
Services	24,154	23,885	76,641	72,085
Total revenue	449,881	382,083	1,288,650	1,094,864
Cost of revenue
Subscription	81,352	72,205	227,292	210,493
Services	25,087	24,947	77,920	71,595
Total cost of revenue	106,439	97,152	305,212	282,088
Gross profit	343,442	284,931	983,438	812,776
Operating expenses
Research and development	114,390	93,598	331,664	271,093
Sales and marketing	176,796	153,749	524,426	455,380
General and administrative	51,645	42,222	144,413	128,980
Restructuring and other related charges	—	—	—	225
Total operating expenses	342,831	289,569	1,000,503	855,678
Operating income (loss)	611	(4,638)	(17,065)	(42,902)
Other income, net
Interest expense	(6,254)	(6,475)	(18,897)	(19,463)
Other income, net	11,808	15,184	43,426	35,498
Income (loss) before income taxes	6,165	4,071	7,464	(26,867)
(Benefit from) provision for income taxes	(1,588)	21,127	75,598	64,866
Net income (loss)	$7,753	$(17,056)	$(68,134)	$(91,733)
Net earnings (loss) per share attributable to ordinary shareholders
Basic	$0.07	$(0.16)	$(0.64)	$(0.89)
Diluted	$0.07	$(0.16)	$(0.64)	$(0.89)
Weighted-average shares used to compute net earnings (loss) per share attributable to ordinary shareholders
Basic	104,501,837	104,085,183	105,683,461	103,202,786
Diluted	106,195,666	104,085,183	105,683,461	103,202,786
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Net income (loss)	$7,753	$(17,056)	$(68,134)	$(91,733)
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	(212)	(70)	2,877
Foreign currency translation adjustments	(635)	(1,264)	(1,916)	(942)
Other comprehensive (loss) income	(635)	(1,476)	(1,986)	1,935
Total comprehensive income (loss)	$7,118	$(18,532)	$(70,120)	$(89,798)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of October 31, 2025	105,820,073	$1,131	1,387,589	$(114,545)	$2,204,689	$(24,555)	$(1,175,608)	$891,112
Issuance of ordinary shares upon exercise of stock options	47,888	—	—	—	519	—	—	519
Issuance of ordinary shares upon release of restricted stock units	696,482	8	—	—	(8)	—	—	—
Repurchases of ordinary shares	(2,416,255)	—	2,416,255	(185,899)	—	—	—	(185,899)
Stock-based compensation	—	—	—	—	78,141	—	—	78,141
Net income	—	—	—	—	—	—	7,753	7,753
Other comprehensive loss	—	—	—	—	—	(635)	—	(635)
Balances as of January 31, 2026	104,148,188	$1,139	3,803,844	$(300,444)	$2,283,341	$(25,190)	$(1,167,855)	$790,991

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of October 31, 2024	103,631,086	$1,091	35,937	$(369)	$1,895,307	$(18,227)	$(1,066,284)	$811,518
Issuance of ordinary shares upon exercise of stock options	115,340	1	—	—	1,485	—	—	1,486
Issuance of ordinary shares upon release of restricted stock units	666,291	8	—	—	(8)	—	—	—
Stock-based compensation	—	—	—	—	64,634	—	—	64,634
Net loss	—	—	—	—	—	—	(17,056)	(17,056)
Other comprehensive loss	—	—	—	—	—	(1,476)	—	(1,476)
Balances as of January 31, 2025	104,412,717	$1,100	35,937	$(369)	$1,961,418	$(19,703)	$(1,083,340)	$859,106
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of April 30, 2025	105,534,887	$1,112	35,937	$(369)	$2,049,416	$(23,204)	$(1,099,721)	$927,234
Issuance of ordinary shares upon exercise of stock options	117,935	1	—	—	1,481	—	—	1,482
Issuance of ordinary shares upon release of restricted stock units	2,108,706	24	—	—	(24)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	154,567	2	—	—	11,499	—	—	11,501
Repurchases of ordinary shares	(3,767,907)	—	3,767,907	(300,075)	—	—	—	(300,075)
Stock-based compensation	—	—	—	—	220,969	—	—	220,969
Net loss	—	—	—	—	—	—	(68,134)	(68,134)
Other comprehensive loss	—	—	—	—	—	(1,986)	—	(1,986)
Balances as of January 31, 2026	104,148,188	$1,139	3,803,844	$(300,444)	$2,283,341	$(25,190)	$(1,167,855)	$790,991

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of April 30, 2024	101,705,935	$1,070	35,937	$(369)	$1,750,729	$(21,638)	$(991,607)	$738,185
Issuance of ordinary shares upon exercise of stock options	538,916	6	—	—	8,007	—	—	8,013
Issuance of ordinary shares upon release of restricted stock units	2,001,104	22	—	—	(22)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	166,762	2	—	—	10,462	—	—	10,464
Stock-based compensation	—	—	—	—	192,242	—	—	192,242
Net loss	—	—	—	—	—	—	(91,733)	(91,733)
Other comprehensive income	—	—	—	—	—	1,935	—	1,935
Balances as of January 31, 2025	104,412,717	$1,100	35,937	$(369)	$1,961,418	$(19,703)	$(1,083,340)	$859,106
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended January 31,
	2026	2025
Cash flows from operating activities
Net loss	$(68,134)	$(91,733)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	8,617	10,024
Amortization of premium and accretion of discount on marketable securities, net	(3,038)	(5,785)
Amortization of deferred contract acquisition costs	81,333	71,487
Amortization of debt issuance costs	870	833
Non-cash operating lease cost	7,323	7,760
Stock-based compensation expense	220,969	192,242
Deferred income taxes	61,072	56,175
Unrealized foreign currency transaction loss	841	1,302
Other	33	(14)
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	20,552	51,537
Deferred contract acquisition costs	(97,175)	(66,970)
Prepaid expenses and other current assets	(16,721)	(12,906)
Other assets	2,558	(2,719)
Accounts payable	12,072	(16,710)
Accrued expenses and other liabilities	(425)	(12,800)
Accrued compensation and benefits	2,738	(10,211)
Operating lease liabilities	(8,341)	(9,489)
Deferred revenue	(50,960)	17,166
Net cash provided by operating activities	174,184	179,189
Cash flows from investing activities
Purchases of property and equipment	(2,197)	(2,228)
Business acquisitions, net of cash acquired	(36,828)	—
Purchases of marketable securities	(362,425)	(388,771)
Sales, maturities, and redemptions of marketable securities	523,712	242,988
Other	(521)	—
Net cash provided by (used in) investing activities	121,741	(148,011)
Cash flows from financing activities
Proceeds from issuance of ordinary shares under employee stock purchase plan	11,501	10,464
Proceeds from issuance of ordinary shares upon exercise of stock options	1,482	8,013
Repurchases of ordinary shares	(300,075)	—
Net cash (used in) provided by financing activities	(287,092)	18,477
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	882	(5,137)
Net increase in cash, cash equivalents, and restricted cash	9,715	44,518
Cash, cash equivalents, and restricted cash, beginning of period	731,214	543,089
Cash, cash equivalents, and restricted cash, end of period	$740,929	$587,607
Supplemental disclosures of cash flow information
Cash paid for interest	$23,957	$24,560
Cash paid for income taxes, net	$19,970	$15,868
Cash paid for operating lease liabilities	$8,606	$10,266
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$170	$167
Operating lease right-of-use assets for new lease obligations	$3,701	$2,916
Acquisition-related indemnity holdback	$8,283	$—
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of January 31, 2026, interim condensed consolidated statements of operations, comprehensive income (loss), and shareholders’ equity for the three and nine months ended January 31, 2026 and 2025, and interim condensed consolidated statements of cash flows for the nine months ended January 31, 2026 and 2025 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of January 31, 2026; results of the Company’s operations for the three and nine months ended January 31, 2026 and 2025; statements of shareholders’ equity for the three and nine months ended January 31, 2026 and 2025; and statements of cash flows for the nine months ended January 31, 2026 and 2025. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The results for the three and nine months ended January 31, 2026 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2026, or any other future period.
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
Recently Adopted Accounting Pronouncements
The Company did not adopt any accounting pronouncements during the nine months ended January 31, 2026.
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
Codification Improvements: In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, as part of an ongoing project to make non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practices or create a significant administrative cost to most entities. The amendments are varied in nature and may affect the application of guidance for cases in which the original guidance may have been unclear. The guidance becomes effective for the Company for fiscal years beginning after April 30, 2027, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively on an issue-by-issue basis. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.
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
Interim Reporting: In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to enhance the existing interim reporting guidance without changing the fundamental nature or volume of required interim disclosures. The new guidance improves the organization and accessibility of required interim disclosure requirements, clarifies when that guidance is applicable, and introduces a new principle requiring disclosure of events occurring after the end of the most recent annual reporting period that have a material impact on the entity. The guidance becomes effective for the Company for interim periods within fiscal years beginning after April 30, 2028. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.
3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2026		2025		2026		2025
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Annual Elastic Cloud	$168,561	37%	$132,908	35%	$471,341	37%	$367,341	34%
Monthly Elastic Cloud	49,924	12%	47,088	12%	148,569	11%	138,771	12%
Total Elastic Cloud	218,485	49%	179,996	47%	619,910	48%	506,112	46%
Other subscription	207,242	46%	178,202	47%	592,099	46%	516,667	47%
Total subscription	425,727	95%	358,198	94%	1,212,009	94%	1,022,779	93%
Services	24,154	5%	23,885	6%	76,641	6%	72,085	7%
Total revenue	$449,881	100%	$382,083	100%	$1,288,650	100%	$1,094,864	100%
Concentration of Credit Risk
One customer, a channel partner, accounted for 10% and 11% of total revenue during the three and nine months ended January 31, 2026, respectively, and 12% of total revenue during the three and nine months ended January 31, 2025. The same customer accounted for 13% of net accounts receivable as of January 31, 2026. No customer accounted for 10% or more of net accounts receivable as of April 30, 2025.
Deferred Revenue
The Company recognized revenue of $720.4 million and $596.1 million for the nine months ended January 31, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of January 31, 2026 and April 30, 2025, unbilled accounts receivable was $3.2 million and $2.5 million, respectively.

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
As of January 31, 2026, the Company had $1.651 billion of RPO, of which the Company expects to recognize approximately 64% as revenue over the next twelve months, approximately 89% over the next twenty-four months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $28.2 million and $81.3 million for the three and nine months ended January 31, 2026, respectively, and $24.3 million and $71.5 million for the three and nine months ended January 31, 2025, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the three and nine months ended January 31, 2026 and 2025.
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

The following table summarizes assets that are measured at fair value on a recurring basis as of January 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$464,407	$—	$—	$464,407
U.S. agency securities	—	7,981	—	7,981
Certificates of deposit	—	2,604	—	2,604
Total included in cash equivalents	464,407	10,585	—	474,992

Marketable securities:
U.S. treasury securities	75,644	—	—	75,644
Corporate debt securities	—	312,956	—	312,956
International treasuries	—	37,925	—	37,925
Municipal securities	—	35,787	—	35,787
Certificates of deposit	—	34,121	—	34,121
U.S. agency securities	—	8,632	—	8,632
Commercial paper	—	5,743	—	5,743
Total marketable securities	75,644	435,164	—	510,808

Mutual fund investments (1)	4,611	—	—	4,611
Total financial assets	$544,662	$445,749	$—	$990,411
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
Interest income from the Company’s cash, cash equivalents, and marketable securities was $11.4 million and $40.7 million for the three and nine months ended January 31, 2026, respectively, and $12.8 million and $35.0 million for the three and nine months ended January 31, 2025, respectively, and is included in other income, net in the condensed consolidated statements of operations.
As of January 31, 2026 and April 30, 2025, gross unrealized gains and losses on the marketable securities were not significant. The fluctuations in market interest rates impacted the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of January 31, 2026	As of April 30, 2025
Due within 1 year	$233,772	$368,374
Due between 1 year and 3 years	277,036	299,522
Due between 3 years and 5 years	—	1,821
Total marketable securities	$510,808	$669,717
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”) in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of January 31, 2026 was approximately $553.0 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Acquisitions
Conic AI Technology Limited
On October 7, 2025, the Company, acquired 100% of the share capital of Conic AI Technology Limited and its subsidiaries (collectively, “Jina AI”), for a total purchase consideration of $43.3 million. The purchase consideration includes $6.9 million held back by the Company for indemnity obligations, which will be released upon the 24-month anniversary of the acquisition.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and, accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total purchase price allocated to developed technology and goodwill was $6.5 million and $32.3 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 2 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the Elastic Search AI-powered solutions and the value of the acquired workforce. The resulting goodwill is not deductible for income tax purposes.
The financial results of Jina AI have been included in the Company’s condensed consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented as they were not material to the Company’s condensed consolidated results of operations.
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
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and, accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total purchase price allocated to developed technology and goodwill was $4.0 million and $6.7 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 5 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the Elastic Search AI-powered solutions and the value of the acquired workforce. The resulting goodwill is not deductible for income tax purposes.
The financial results of Keep have been included in the Company’s condensed consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented as they were not material to the Company’s condensed consolidated results of operations.
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of January 31, 2026	As of April 30, 2025
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$10,918	$14,780
Computer hardware and software	3	4,352	4,390
Furniture and fixtures	3-5	5,691	8,025
Assets under construction		741	33
Total property and equipment		21,702	27,228
Less: accumulated depreciation		(15,339)	(20,639)
Property and equipment, net		$6,363	$6,589

Depreciation expense related to property and equipment was $0.8 million and $2.3 million for the three and nine months ended January 31, 2026, respectively, and $0.7 million and $2.3 million for the three and nine months ended January 31, 2025, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of January 31, 2026 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$85,291	$69,695	$15,596	2.3
Foreign currency translation adjustment			(24)
Total			$15,572
Intangible assets consisted of the following as of April 30, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$64,702	$11,428	2.2
Foreign currency translation adjustment			(24)
Total			$11,404
Amortization expense for the intangible assets for the three and nine months ended January 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Cost of revenue – subscription	$2,598	$1,577	$6,332	$7,687
Total amortization of acquired intangible assets	$2,598	$1,577	$6,332	$7,687
The expected future amortization expense related to the intangible assets as of January 31, 2026 was as follows (in thousands, by fiscal year):

Remainder of 2026	$2,513
2027	7,293
2028	3,419
2029	1,502
2030	799
Thereafter	46
Total	$15,572
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2025	$319,417
Additions from acquisitions	39,011
Foreign currency translation adjustment	78
Balance as of January 31, 2026	$358,506
There was no impairment of goodwill during the nine months ended January 31, 2026 and 2025.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31, 2026	As of April 30, 2025
Accrued expenses	$38,304	$36,585
Income taxes payable	22,173	11,690
Value added taxes payable	4,210	9,872
Accrued interest	988	6,918
Other	20,447	21,282
Total accrued expenses and other liabilities	$86,122	$86,347
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31, 2026	As of April 30, 2025
Accrued vacation	$41,988	$42,136
Accrued commissions	22,753	28,051
Accrued payroll and withholding taxes	11,768	10,007
Other	20,385	13,520
Total accrued compensation and benefits	$96,894	$93,714
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Nine Months Ended January 31,
	2026	2025
Beginning balance	$5,510	$4,979
Bad debt expense	2,843	2,831
Accounts written off	(2,022)	(2,488)
Ending balance	$6,331	$5,322
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

The net carrying amount of the Senior Notes was as follows (in thousands):

	As of January 31, 2026	As of April 30, 2025
Principal	$575,000	$575,000
Unamortized debt issuance costs	(4,401)	(5,271)
Net carrying amount	$570,599	$569,729
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Contractual interest expense	$5,930	$5,930	$17,789	$17,789
Amortization of debt issuance costs	293	280	870	833
Total interest expense related to the Senior Notes	$6,223	$6,210	$18,659	$18,622
8. Commitments and Contingencies
Cloud Hosting Commitments
During the nine months ended January 31, 2026, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company’s Annual Report on Form 10-K.
Letters of Credit
The Company had a total of $1.6 million in letters of credit outstanding in favor of certain landlords for office space as of January 31, 2026.
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
On February 11, 2025, an alleged shareholder of the Company filed a complaint in the United States District Court for the Eastern District of New York against the Company and one of its executive officers, Ashutosh Kulkarni, as well as a former executive officer of the Company, Janesh Moorjani, on behalf of a putative class of shareholders of the Company who purchased or otherwise acquired the Company’s ordinary shares during the period from May 31, 2024 to August 29, 2024. The complaint, captioned “In re Elastic N.V. Securities Litigation,” alleges that the defendants made materially false and misleading statements and omitted material information about the Company’s business and financial results during the foregoing period in violation of Sections 10(b) and 20(a) of the Exchange Act and Exchange Act Rule 10b-5, which allegedly resulted in artificially inflated prices of the Company’s shares. The complaint states that plaintiffs seek damages and attorneys’ fees and costs. In May 2025, the Court appointed Lucid Alternative Fund, LP and Jeff Milan as co-lead plaintiffs in this matter. On August 1, 2025, the plaintiffs filed an amended complaint, citing the same core theories and claims but extending the class period to cover the period June 2, 2023 to August 29, 2024. On October 1, 2025, the Company filed a motion to dismiss the complaint. The plaintiffs filed an opposition to the motion on November 17, 2025, and the Company filed a reply on December 17, 2025. The motion to dismiss is pending before the Court. The Company intends to defend this case vigorously. At this stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
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
Lease Costs
Components of lease costs included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Operating lease cost	$2,116	$2,541	$7,233	$8,558
Short-term lease cost	615	507	1,939	1,707
Variable lease cost	320	312	1,305	1,039
Total lease cost	$3,051	$3,360	$10,477	$11,304
Lease term and discount rate information are summarized as follows:

As of January 31, 2026
Weighted average remaining lease term (in years)	5.5
Weighted average discount rate	5.3%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of January 31, 2026 were as follows (in thousands, by fiscal year):

Remainder of 2026	$2,006
2027	6,977
2028	4,642
2029	2,739
2030	1,438
Thereafter	7,006
Total minimum lease payments	24,808
Less imputed interest	(3,731)
Present value of future minimum lease payments	21,077
Less current lease liabilities	(7,092)
Operating lease liabilities, non-current	$13,985
During the nine months ended January 31, 2026, the Company executed an operating lease agreement for an office space with an expected commencement date in the first quarter of fiscal 2027 and a lease term of approximately 8.5 years. The undiscounted future minimum lease payments as of January 31, 2026 are approximately $7.9 million.

10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through January 31, 2026.
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
Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of January 31, 2026, there were no preference shares issued or outstanding.
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
The following table summarizes the share repurchase activity under the Company’s Share Repurchase Program (in thousands, except share and per share data):

	Three Months Ended January 31, 2026	Nine Months Ended January 31, 2026

Number of shares repurchased	2,416,255	3,767,907
Weighted-average price per share (1)	$76.92	$79.62
Aggregate purchase price (1)	$185,851	$300,000
(1) Excludes transaction costs associated with the repurchases.
All repurchases were made in open market transactions. As of January 31, 2026, $200.0 million remained available for future share repurchases under the Share Repurchase Program.
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

No ordinary shares were issued under the 2022 ESPP during the three months ended January 31, 2026. During the nine months ended January 31, 2026, the Company issued 154,567 ordinary shares purchased under the 2022 ESPP. Stock-based compensation expense recognized related to the 2022 ESPP was $2.6 million and $6.8 million for the three and nine months ended January 31, 2026, respectively, and $2.5 million and $7.0 million for the three and nine months ended January 31, 2025, respectively.
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
The Company’s board of directors, compensation committee, or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award as it may deem appropriate. Stock options expire ten years after the date of grant. Shares subject to stock options and RSUs that are canceled under certain conditions become available for future grant of awards under the 2012 Plan unless the 2012 Plan is terminated. As of January 31, 2026, there were 27,925,338 shares available for grant under the 2012 Plan.
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2025	1,775,723	$42.16	3.88	$88,617
Stock options exercised	(117,935)	$12.59
Stock options canceled	(5,000)	$19.87
Stock options assumed in acquisition canceled	(416)	$78.71
Balance as of January 31, 2026	1,652,372	$44.33	3.25	$54,475
Exercisable as of January 31, 2026	1,639,038	$44.01	3.23	$54,475
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. No stock options were granted during the three and nine months ended January 31, 2026 and 2025.
As of January 31, 2026, the Company had unrecognized stock-based compensation expense of $0.6 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 0.53 years.

RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2025	6,523,077	$93.95
RSUs granted	5,143,381	$78.29
RSUs released	(2,108,706)	$90.09
RSUs canceled	(691,366)	$91.80
Outstanding and unvested at January 31, 2026	8,866,386	$85.95
As of January 31, 2026, the Company had unrecognized stock-based compensation expense of $697.4 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.82 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Cost of revenue
Subscription	$2,599	$2,430	$7,441	$6,971
Services	4,084	3,894	11,714	10,783
Research and development	29,375	24,858	83,515	73,102
Sales and marketing	24,161	22,136	70,625	64,037
General and administrative	17,922	11,316	47,674	37,349
Total stock-based compensation expense	$78,141	$64,634	$220,969	$192,242
12. Net Earnings (Loss) Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net earnings (loss) per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$7,753	$(17,056)	$(68,134)	$(91,733)
Denominator:
Weighted-average shares used to compute net earnings (loss) per share attributable to ordinary shareholders
Basic	104,501,837	104,085,183	105,683,461	103,202,786
Diluted	106,195,666	104,085,183	105,683,461	103,202,786
Net earnings (loss) per share attributable to ordinary shareholders
Basic	$0.07	$(0.16)	$(0.64)	$(0.89)
Diluted	$0.07	$(0.16)	$(0.64)	$(0.89)

The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net earnings (loss) per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Stock options	328,258	2,075,253	1,652,372	2,075,253
RSUs	3,712,645	7,012,862	8,866,386	7,012,862
2022 ESPP	—	214,690	212,020	214,690
Total	4,040,903	9,302,805	10,730,778	9,302,805
13. Income Taxes
The Company recorded a benefit from income taxes of $1.6 million and a provision for income taxes of $75.6 million for the three and nine months ended January 31, 2026, respectively, and a provision for income taxes of $21.1 million and $64.9 million for the three and nine months ended January 31, 2025, respectively. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law. The Company’s effective tax rate is affected by recurring items, such as tax rates in jurisdictions both within and outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, one-time tax benefits or charges, and Base Erosion and Anti-abuse Tax (“BEAT”) legislation in the United States.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing significant changes to U.S. federal tax law. While certain provisions of OBBBA are effective in the current fiscal period and have been reflected in the Company’s (benefit from) provision for income taxes for the three and nine months ended January 31, 2026, based on available guidance, other provisions are effective in future periods and may impact the Company’s (benefit from) provision for income taxes prospectively. Some aspects of the legislation remain subject to further clarification and interpretive guidance. The Company continues to assess the impact of the law on the Company’s condensed consolidated financial statements and will update the estimates as additional guidance becomes available.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules concerning the implementation of the Pillar Two global minimum tax. Many countries in which the Company operates continue to announce changes in their tax laws and regulations based on the Pillar Two framework. The Company determined that Pillar Two did not have a material impact on the Company’s (benefit from) provision for income taxes for the three and nine months ended January 31, 2026. The Company continues to monitor the impact of proposed and enacted global tax legislation. In January 2026, the OECD formally published a new package of administrative guidance including the side-by-side safe harbor, which codified the framework first outlined in the June 28, 2025 statement of the Group of Seven (“G7”) nations, comprising Canada, France, Germany, Italy, Japan, the United Kingdom, and the United States. Certain aspects of the framework remain subject to interpretation as the jurisdictions continue to refine administrative procedures.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as the 401(k) Plan’s custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation. The Company makes contributions to the 401(k) Plan of up to 6% of the participating employee’s 401(k) eligible wages. The Company recorded $5.2 million and $16.1 million for the three and nine months ended January 31, 2026, respectively, and $4.5 million and $14.3 million for the three and nine months ended January 31, 2025, respectively, related to the 401(k) Plan.
The Company also has defined-contribution and other employee benefit plans in certain other countries for which the Company recorded $4.1 million and $12.3 million for the three and nine months ended January 31, 2026, respectively, and $3.6 million and $11.0 million for the three and nine months ended January 31, 2025, respectively.

15. Segment Information
The Company’s Chief Executive Officer is its chief operating decision maker (“CODM”). The Company’s CODM reviews discrete financial information at the consolidated level to make operating decisions, allocate resources, and evaluate financial performance. The Company operates in one operating segment and, therefore, one reportable segment.
The CODM uses consolidated net income (loss) to measure segment profit or loss to evaluate the Company's overall performance and identify any underlying trends in the business to facilitate the allocation of resources to support strategic priorities and capital allocation needs (including personnel-related and other financial or capital resources).
Significant segment expenses that are reviewed and utilized by the CODM at the consolidated level to manage the Company’s operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are presented in the Company’s condensed consolidated statements of operations. Other segment items that impact net income (loss) include interest expense, other income, net, and the (benefit from) provision for income taxes, which are presented in the Company’s condensed consolidated statements of operations.
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
United States	$239,756	$213,370	$703,627	$618,273
Rest of world	210,125	168,713	585,023	476,591
Total revenue	$449,881	$382,083	$1,288,650	$1,094,864
Other than the United States, no individual country accounted for 10% or more of total revenue during the periods presented.
The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of January 31, 2026	As of April 30, 2025
United States	$12,272	$16,514
United Kingdom	2,538	2,817
The Netherlands	2,334	2,824
Rest of world	8,038	6,768
Total long-lived assets	$25,182	$28,923

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

We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support separately. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are both term-based and consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 94% and 93% of total revenue for the nine months ended January 31, 2026 and 2025, respectively. We also generate revenue from consulting and training services.
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
Many of these customers start with limited initial spending on our products but can significantly increase their spending over time. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,660 and over 1,460 as of January 31, 2026 and 2025, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions, and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both seeking to obtain new customers and on pursuing additional sales to existing customers. In addition to our direct sales efforts, we maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing our platform and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,921 employees as of January 31, 2026.
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
Recent Developments
On July 4, 2025, OBBBA was enacted into law, introducing significant changes to U.S. federal tax law. The legislation includes provisions that impacted us in the nine months ended January 31, 2026, and other provisions that will be effective in future periods. We will continue to assess the impact of the laws as further clarifications and interpretive guidance become available. See Note 13, “Income Taxes,” of our accompanying Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, which we refer to as Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, which we refer to as Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the same amount, the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 112% as of January 31, 2026.
As large organizations expand their use of our platform across multiple use cases, projects, divisions, and users, they often begin to require centralized provisioning, management and monitoring across multiple deployments. To satisfy these requirements, our Enterprise subscription tier provides access to key orchestration and deployment management capabilities. We will continue to focus some of our direct sales efforts on driving adoption of our paid offerings.

Increasing adoption of Elastic Cloud. Elastic Cloud, our family of cloud-based offerings, is an important growth opportunity for our business. Organizations are increasingly looking for hosted deployment alternatives with reduced administrative burdens. In some cases, users of our source available software that have been self-managing deployments of our platform subsequently become paying subscribers of Elastic Cloud. For the nine months ended January 31, 2026 and 2025, Elastic Cloud contributed 48% and 46% of our total revenue, respectively. We believe that offering Elastic Cloud is important for achieving our long-term growth potential, and we expect Elastic Cloud’s contribution to our subscription revenue to continue to increase over time. However, we expect that an increase in the relative contribution of Elastic Cloud to our business will continue to have a modest adverse impact on our gross margin as a result of the associated third-party hosting costs.
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
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal and state, and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, non-deductible stock-based compensation, one-time tax benefits, and BEAT legislation in the United States.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Revenue
Subscription	$425,727	$358,198	$1,212,009	$1,022,779
Services	24,154	23,885	76,641	72,085
Total revenue	449,881	382,083	1,288,650	1,094,864
Cost of revenue (1)(2)
Subscription	81,352	72,205	227,292	210,493
Services	25,087	24,947	77,920	71,595
Total cost of revenue	106,439	97,152	305,212	282,088
Gross profit	343,442	284,931	983,438	812,776
Operating expenses (1)(2)(3)
Research and development	114,390	93,598	331,664	271,093
Sales and marketing	176,796	153,749	524,426	455,380
General and administrative	51,645	42,222	144,413	128,980
Restructuring and other related charges	—	—	—	225
Total operating expenses	342,831	289,569	1,000,503	855,678
Operating income (loss) (1)(2)(3)	611	(4,638)	(17,065)	(42,902)
Other income, net
Interest expense	(6,254)	(6,475)	(18,897)	(19,463)
Other income, net	11,808	15,184	43,426	35,498
Income (loss) before income taxes	6,165	4,071	7,464	(26,867)
(Benefit from) provision for income taxes	(1,588)	21,127	75,598	64,866
Net income (loss)	$7,753	$(17,056)	$(68,134)	$(91,733)

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue
Subscription	$2,730	$2,597	$7,946	$7,478
Services	4,209	4,057	12,296	11,393
Research and development	30,050	25,900	86,257	76,399
Sales and marketing	24,724	22,946	72,979	66,829
General and administrative	18,138	11,554	48,479	38,203
Total stock-based compensation expense and related employer taxes	$79,851	$67,054	$227,957	$200,302
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue
Subscription	$2,598	$1,577	$6,332	$7,687
Total amortization of acquired intangibles	$2,598	$1,577	$6,332	$7,687
(3) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Research and development	$238	$22	$310	$76
General and administrative	198	7	885	105
Total acquisition-related expenses	$436	$29	$1,195	$181

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Revenue
Subscription	95%	94%	94%	93%
Services	5%	6%	6%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue (1)(2)
Subscription	18%	19%	18%	19%
Services	6%	6%	6%	7%
Total cost of revenue	24%	25%	24%	26%
Gross profit	76%	75%	76%	74%
Operating expenses (1)(2)(3)
Research and development	25%	25%	26%	25%
Sales and marketing	39%	40%	40%	41%
General and administrative	12%	11%	11%	12%
Restructuring and other related charges	—%	—%	—%	—%
Total operating expenses	76%	76%	77%	78%
Operating income (loss) (1)(2)(3)	—%	(1)%	(1)%	(4)%
Other income, net
Interest expense	(2)%	(2)%	(1)%	(2)%
Other income, net	3%	4%	3%	4%
Income (loss) before income taxes	1%	1%	1%	(2)%
(Benefit from) provision for income taxes	(1)%	5%	6%	6%
Net income (loss)	2%	(4)%	(5)%	(8)%

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Cost of revenue
Subscription	1%	1%	—%	1%
Services	1%	1%	1%	1%
Research and development	7%	7%	7%	7%
Sales and marketing	5%	6%	6%	6%
General and administrative	4%	3%	4%	3%
Total stock-based compensation expense and related employer taxes	18%	18%	18%	18%
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Cost of revenue
Subscription	1%	—%	—%	1%
Total amortization of acquired intangibles	1%	—%	—%	1%
(3) Includes acquisition-related expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Research and development	—%	—%	—%	—%
General and administrative	—%	—%	—%	—%
Total acquisition-related expenses	—%	—%	—%	—%
Comparison of Three Months Ended January 31, 2026 and 2025
Revenue

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Revenue
Subscription	$425,727	$358,198	$67,529	19%
Services	24,154	23,885	269	1%
Total revenue	$449,881	$382,083	$67,798	18%
Subscription revenue increased by $67.5 million, or 19%, for the three months ended January 31, 2026 compared to the same period of the prior year. This increase was primarily driven by continued adoption of both Elastic Cloud and Other subscriptions, which grew 21% and 16%, respectively, over the same period of the prior year. The increase in Elastic Cloud revenue was primarily attributable to an increase in revenue from Annual Elastic Cloud by 27%.
Services revenue increased by $0.3 million, or 1%, for the three months ended January 31, 2026 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Cost of revenue
Subscription	$81,352	$72,205	$9,147	13%
Services	25,087	24,947	140	1%
Total cost of revenue	$106,439	$97,152	$9,287	10%
Gross profit	$343,442	$284,931	$58,511	21%

Gross margin:
Subscription	81%	80%
Services	(4)%	(4)%
Total gross margin	76%	75%
Cost of subscription revenue increased by $9.1 million, or 13%, for the three months ended January 31, 2026 compared to the same period of the prior year. The increase was primarily due to an increase of $6.6 million in cloud infrastructure costs, $1.0 million in intangible assets amortization, $1.0 million in personnel and related costs, and $0.5 million in third-party costs. Subscription gross margin increased to 81% for the three months ended January 31, 2026 compared to 80% for the same period of the prior year primarily due to efficiencies realized in managing our cloud infrastructure costs relative to revenue growth.
Cost of services revenue and gross margin for services revenue remained relatively flat for the three months ended January 31, 2026 compared to the same period of the prior year. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near term as we seek to expand our services business.
Operating Expenses
Research and development

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Research and development	$114,390	$93,598	$20,792	22%
Research and development expense increased by $20.8 million, or 22%, for the three months ended January 31, 2026 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. The increase was primarily due to increases of $17.1 million in personnel and related costs and $2.7 million in cloud infrastructure costs related to our research and development activities. The increase in personnel and related costs included increases of $11.0 million in salaries and related taxes, $4.5 million in stock-based compensation, and $1.6 million in employee benefits expense.
Sales and marketing

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Sales and marketing	$176,796	$153,749	$23,047	15%
Sales and marketing expense increased by $23.0 million, or 15%, for the three months ended January 31, 2026 compared to the same period of the prior year. The increase was primarily due to an increase of $19.4 million in personnel and related costs, $2.1 million in travel expenses, and $1.1 million in marketing expenses. The increase in personnel and related costs included increases of $10.6 million in salaries and related taxes, $4.5 million in commission expense, $2.1 million in employee benefits expense, and $2.0 million in stock-based compensation.

General and administrative

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
General and administrative	$51,645	$42,222	$9,423	22%
General and administrative expense increased by $9.4 million, or 22%, for the three months ended January 31, 2026 compared to the same period of the prior year. The increase was primarily due to increases of $9.6 million in personnel and related costs, offset by a net decrease of $0.2 million in miscellaneous business expenses. The increase in personnel and related costs included increases of $6.6 million in stock-based compensation, $2.0 million in salaries and related taxes, and $0.7 million in employee benefits expense.
Other Income, Net
Interest expense

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Interest expense	$(6,254)	$(6,475)	$221	(3)%
Interest expense remained relatively flat for the three months ended January 31, 2026 compared to the same period of the prior year.
Other income, net

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Other income, net	$11,808	$15,184	$(3,376)	(22)%
Other income, net decreased by $3.4 million, or (22)%, for the three months ended January 31, 2026 compared to the same period of the prior year. The decrease was primarily due to an increase of $2.0 million in net foreign currency exchange losses and a decrease of $1.2 million in interest and other investment income primarily from our marketable securities.
(Benefit from) Provision for Income Taxes

	Three Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
(Benefit from) provision for income taxes	$(1,588)	$21,127	$(22,715)	(108)%
The benefit from income taxes was $1.6 million for the three months ended January 31, 2026 compared to a provision for income taxes of $21.1 million for the same period of the prior year. Our effective tax rate was (26)% and 519% of our income before income taxes for the three months ended January 31, 2026 and 2025, respectively. Our interim tax provision excludes pre-tax losses in jurisdictions where a valuation allowance is maintained, which causes the provision to reflect only tax provisions in jurisdictions with profitable operations and results in a disproportionate effective tax rate. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions both within and outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, one-time tax benefits or charges, and BEAT legislation in the United States.
We maintain a full valuation allowance against our deferred tax assets in the Netherlands, the United Kingdom, and certain states in the United States. We have determined it is reasonably possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance in one or more future periods. A release of valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material non-cash income tax benefit for the period in which such release is recorded, which could have a material impact on net income (loss). The timing and amount of a potential release of the valuation allowance are subject to significant management judgment regarding future earnings, future market conditions, and our ability to successfully execute our business plans and tax planning activities.

Comparison of Nine Months Ended January 31, 2026 and 2025
Revenue

	Nine Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Revenue
Subscription	$1,212,009	$1,022,779	$189,230	19%
Services	76,641	72,085	4,556	6%
Total revenue	$1,288,650	$1,094,864	$193,786	18%
Subscription revenue increased by $189.2 million, or 19%, for the nine months ended January 31, 2026 compared to the same period of the prior year. This increase was primarily driven by continued adoption of both Elastic Cloud and Other subscriptions, which grew 22% and 15%, respectively, over the prior year. The increase in Elastic Cloud revenue was primarily attributable to an increase in revenue from Annual Elastic Cloud by 28% over the prior year.
Services revenue increased by $4.6 million, or 6%, for the nine months ended January 31, 2026 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.
Cost of Revenue and Gross Margin

	Nine Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Cost of revenue
Subscription	$227,292	$210,493	$16,799	8%
Services	77,920	71,595	6,325	9%
Total cost of revenue	$305,212	$282,088	$23,124	8%
Gross profit	$983,438	$812,776	$170,662	21%

Gross margin:
Subscription	81%	79%
Services	(2)%	1%
Total gross margin	76%	74%
Cost of subscription revenue increased by $16.8 million, or 8%, for the nine months ended January 31, 2026 compared to the same period of the prior year. This increase was primarily due to an increase of $13.2 million in cloud infrastructure costs, $2.8 million in personnel and related costs, and $1.7 million in third-party costs. These increases were partially offset by a decrease of $1.4 million in intangible assets amortization. Subscription gross margin increased to 81% for the nine months ended January 31, 2026 compared to 79% for the same period of the prior year primarily due to efficiencies realized in managing our cloud infrastructure costs relative to revenue growth.
Cost of services revenue increased by $6.3 million, or 9%, for the nine months ended January 31, 2026 compared to the same period of the prior year. This increase was primarily due to increases of $4.0 million in personnel and related costs, $1.5 million in travel expenses, and $0.8 million in miscellaneous other expenses. Gross margin for services revenue was (2)% for the nine months ended January 31, 2026 compared to 1% for the same period of the prior year. The decrease in gross margin was primarily attributable to increases in travel expenses and personnel and related costs. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near term as we seek to expand our services business.

Operating Expenses
Research and development

	Nine Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Research and development	$331,664	$271,093	$60,571	22%
Research and development expense increased by $60.6 million, or 22%, for the nine months ended January 31, 2026 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. The increase was primarily due to increases of $45.2 million in personnel and related costs, $5.7 million in cloud infrastructure costs, $5.4 million in travel expenses, and $3.1 million in software and equipment costs. The increase in personnel and related costs included increases of $29.0 million in salaries and related taxes, $10.4 million in stock-based compensation, and $5.3 million in employee benefits expense.
Sales and marketing

	Nine Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Sales and marketing	$524,426	$455,380	$69,046	15%
Sales and marketing expense increased by $69.0 million, or 15%, for the nine months ended January 31, 2026 compared to the same period of the prior year. The increase was primarily due to increases of $53.7 million in personnel and related costs, $7.1 million in travel expenses, and $5.1 million in marketing expenses. The increase in personnel and related costs included increases of $24.8 million in salaries and related taxes, $13.1 million in commission expense, $6.9 million in employee benefits expense, and $6.6 million in stock-based compensation.
General and administrative

	Nine Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
General and administrative	$144,413	$128,980	$15,433	12%
General and administrative expense increased by $15.4 million, or 12%, for the nine months ended January 31, 2026 compared to the same period of the prior year. The increase was primarily due to increases of $14.6 million in personnel and related costs and $2.1 million in legal and professional fees. These increases were partially offset by a decrease of $1.6 million in charitable donations. The increase in personnel and related costs included increases of $10.3 million in stock-based compensation and $3.5 million in salaries and related taxes.
Restructuring and other related charges

	Nine Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Restructuring and other related charges	$—	$225	$(225)	NM

NM = Not Meaningful
Restructuring and other related charges decreased by $0.2 million for the nine months ended January 31, 2026 compared to the same period of the prior year, as there were no employee-related severance and termination benefit charges pursuant to any restructuring plan for the nine months ended January 31, 2026.

Other Income, Net
Interest expense

	Nine Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Interest expense	$(18,897)	$(19,463)	$566	(3)%
Interest expense remained relatively flat for the nine months ended January 31, 2026 compared to the same period of the prior year.
Other income, net

	Nine Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Other income, net	$43,426	$35,498	$7,928	22%
Other income, net increased by $7.9 million, or 22%, for the nine months ended January 31, 2026 compared to the same period of the prior year. The increase was due to increases of $6.8 million in interest and other investment income primarily from our marketable securities and $1.3 million in net foreign currency exchange gains.
Provision for Income Taxes

	Nine Months Ended January 31,		Change
	2026	2025	$	%

	(in thousands)
Provision for income taxes	$75,598	$64,866	$10,732	17%
The provision for income taxes increased by $10.7 million, or 17%, for the nine months ended January 31, 2026 compared to the same period of the prior year. Our effective tax rate for the nine months ended January 31, 2026 was not meaningful due to near break-even net income before income taxes. Our effective tax rate was (241)% of our net loss before income taxes for the nine months ended January 31, 2025. Our interim tax provision excludes pre-tax losses in jurisdictions where a valuation allowance is maintained, which causes the provision to reflect only tax provisions in jurisdictions with profitable operations and results in a disproportionate effective tax rate. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions both within and outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, one-time tax benefits or charges, and BEAT legislation in the United States.
We maintain a full valuation allowance against our deferred tax assets in the Netherlands, the United Kingdom, and certain states in the United States. We have determined it is reasonably possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. A release of valuation allowance, if any, would result in the recognition of certain deferred tax assets and could result in a material non-cash income tax benefit for the period in which such release is recorded, which could have a material impact on net income (loss). The timing and amount of a potential release of the valuation allowance are subject to significant management judgment regarding future earnings, future market conditions, and our ability to successfully execute our business plans and tax planning activities.
Liquidity and Capital Resources
As of January 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.248 billion. Our cash, cash equivalents, and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio is strong and diversified among industries and individual issuers.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.168 billion as of January 31, 2026. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations in the future due to the investments we intend to make. As a result, we may require additional capital resources to execute our strategic initiatives to grow our business.

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
During the nine months ended January 31, 2026, we repurchased 3.8 million of our outstanding ordinary shares for an aggregate purchase price of $300.0 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $79.62 per share. All repurchases were made in open market transactions. As of January 31, 2026, $200.0 million remained available for future repurchases under the Share Repurchase Program. See Note 10, “Ordinary Shares,” to our accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$174,184	$179,189
Net cash provided by (used in) investing activities	$121,741	$(148,011)
Net cash (used in) provided by financing activities	$(287,092)	$18,477
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the nine months ended January 31, 2026 was $174.2 million, which resulted from adjustments for non-cash charges of $378.0 million, partially offset by a net loss of $68.1 million and a net cash outflow of $135.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $221.0 million for stock-based compensation expense, $81.3 million for amortization of deferred contract acquisition costs, and $61.1 million for deferred income taxes. The net cash outflow from changes in operating assets and liabilities resulted from a $97.2 million increase in deferred contract acquisition costs, a $51.0 million decrease in deferred revenue, a $14.2 million net increase in prepaid expenses and other assets, and a $8.3 million decrease in operating lease liabilities. These outflows were partially offset by inflows from a $20.6 million decrease in accounts receivable, net and a $14.4 million net increase in accounts payable, accrued expenses, and accrued compensation and benefits.

Net cash provided by operating activities during the nine months ended January 31, 2025 was $179.2 million, which resulted from adjustments for non-cash charges of $334.0 million, partially offset by a net loss of $91.7 million and a net cash outflow of $63.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $192.2 million for stock-based compensation expense, $71.5 million for amortization of deferred contract acquisition costs, $56.2 million in deferred income taxes, and $10.0 million of depreciation and intangible asset amortization expense. The net cash outflow from changes in operating assets and liabilities resulted from a $67.0 million increase in deferred contract acquisition costs as our sales commissions increased due to increased business volume, a $39.7 million decrease in accounts payable, accrued expenses, and accrued compensation and benefits, a $15.6 million increase in prepaid expenses and other assets, and a $9.5 million decrease in operating lease liabilities. These outflows were partially offset by inflows from a $51.5 million decrease in accounts receivable, net and a $17.2 million increase in deferred revenue.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities of $121.7 million during the nine months ended January 31, 2026 was primarily due to sales, maturities, and redemptions of marketable securities of $523.7 million, partially offset by purchases of marketable securities of $362.4 million and cash paid for business acquisitions, net of cash acquired, of $36.8 million.
Net cash used in investing activities of $148.0 million during the nine months ended January 31, 2025 was primarily due to purchases of marketable securities of $388.8 million, partially offset by sales, maturities, and redemptions of marketable securities of $243.0 million.
Net Cash (Used In) Provided By Financing Activities
Net cash used in financing activities of $287.1 million during the nine months ended January 31, 2026 was due to repurchases of ordinary shares of $300.1 million, partially offset by proceeds from stock option exercises and ESPP purchases of $13.0 million.
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
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.252 billion as of January 31, 2026. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, the fiduciary control of cash and investments, and the repurchases of our ordinary shares under the Share Repurchase Program. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.

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
We have experienced and will continue to experience fluctuations in our operating results as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized foreign currency transaction losses of $2.3 million and $1.5 million for the nine months ended January 31, 2026 and 2025, respectively.
As of January 31, 2026, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $9.2 million on our cash, cash equivalents, restricted cash, and marketable securities balances.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended January 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, as amended by the risk factor disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2025. The risks described in the Company’s Annual Report on Form 10-K, such Quarterly Report on Form 10-Q, and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity under our authorized share repurchase program for the three months ended January 31, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2) (in thousands)
November 1, 2025 to November 30, 2025	1,323,219	$79.02	1,323,219
December 1, 2025 to December 31, 2025	1,093,036	74.38	1,093,036
January 1, 2026 to January 31, 2026	—	—	—
Total	2,416,255	$76.92	2,416,255	$200,000
(1)    Weighted-average price paid per share excludes transaction costs associated with the repurchases.
(2)    In October 2025, our board of directors authorized a share repurchase program of up to $500.0 million of our outstanding ordinary shares. The program has no expiration date. All repurchases during the three months ended January 31, 2026 were made in open market transactions.
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

Elastic N.V.

Date: February 27, 2026	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2026	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial Officer)