Form 10-K
period 2026-04-30
Elastic N.V.
filed 2026-06-08
CIK 1707753

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
For the fiscal year ended April 30, 2026
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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of the ordinary shares on the New York Stock Exchange on October 31, 2025 (the last business day of the registrant’s second fiscal quarter), was approximately $9.4 billion.
As of May 29, 2026, the registrant had 103,951,633 ordinary shares, par value €0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 annual general meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2026.
2

i

General
Unless the context otherwise indicates, references in this report to the terms “Elastic,” “the Company,” “we,” “our,” and “us” refer to Elastic N.V. individually and together with its consolidated subsidiaries.
All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months, or periods refer to the Company’s fiscal years ended April 30 and the associated quarters, months, and periods within those fiscal years. We refer to our fiscal year ended April 30, 2026 as “fiscal 2026,” to our fiscal year ended April 30, 2025 as “fiscal 2025,” and to our fiscal year ended April 30, 2024 as “fiscal 2024.”
Trademarks
The Elastic design logo “Elastic” and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Elastic N.V. and its subsidiaries. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols.
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
•the impact of macroeconomic conditions, including declining rates of economic growth, inflationary pressures, changing interest rates, changes in U.S. federal spending, evolving international trade policies and environments, and other conditions discussed in this report on information technology (“IT”) spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations;
•our product offerings, initiatives, and investments involving artificial intelligence (“AI”) as well as the competitive landscape, market understanding and valuation, and regulatory scrutiny of AI technologies;
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (which include changes in sales and marketing, research and development, and general and administrative expenses), and our ability to achieve and maintain profitability;
•our ability to continue to deliver and improve our offerings and successfully develop new offerings;
•customer acceptance and purchase of our existing offerings and new offerings, including expanding adoption of our cloud-based offerings;
•the impact of geopolitical conditions and turmoil on our business and on the businesses of our customers and partners, including their spending priorities;
•the impact that increased adoption of consumption-based arrangements could have on our revenue or operating results;
•the impact of changes to our licensing of our products, particularly Elasticsearch and Kibana;
•our assessments of the strength of our solutions and products;
•our service performance and security, including the resources and costs required to prevent, detect, and remediate potential cybersecurity incidents and other information security breaches;
•our ability to maintain and expand our user and customer base;
•continued development of the market for our products;
•competition from other products and companies with more resources, recognition, and presence in our industry;
•the impact of foreign currency exchange rate and interest rate fluctuations on our results;

•the pace of change and innovation in the markets in which we operate, including the rapid evolution of technology affecting our offerings and platform, such as AI, and the competitive nature of those markets;
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
•the adequacy of our capital resources;
•our ability to successfully defend litigation brought against us;
•our ability to successfully execute our go-to-market strategy, including the positioning of our solutions and products, and to expand in our existing markets and into new markets;
•the adequacy of our liquidity sources to meet our cash requirements for at least the next 12 months and thereafter;
•our ability to comply with laws and regulations that currently apply or may become applicable to our business, both in the United States and internationally;
•the impact that changes in tax laws could have on our estimated effective tax rates;
•our ability to attract and retain qualified employees and key personnel;
•the effect of the loss of key personnel;
•our expectations about the impact of natural disasters and public health epidemics and pandemics on our business, results of operations, and financial condition;
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
•IT spending, sales cycles, and other factors affecting the demand for our offerings and our results of operations have been, and may continue to be, negatively impacted by current macroeconomic conditions, including declining rates of economic growth, inflationary pressures, increased interest rates, changes in U.S. federal government spending, evolving international trade policies and environments, geopolitical turmoil, and other conditions discussed in this report.
•Our business, reputation, or financial results may be adversely affected by any failure by us to be successful in our AI initiatives, by significant competition we face in the AI landscape, and by uncertain market understanding and valuation of AI and machine learning technologies, and ethical and regulatory issues relating to the use of AI in our offerings may result in new or enhanced governmental or regulatory scrutiny, reputational harm, damage to our competitive position, and liability.
•The use of AI by our workforce may present risks to our business.
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
•We may not be able to expand adoption of, or realize expected return on investments in, our cloud-based offerings.
•Our operating results may fluctuate from quarter to quarter.
•Our consumption-based arrangements for our Elastic Cloud offerings make it difficult to accurately predict the long-term rate of customer adoption or renewal, or the impact those arrangements will have on our near-term or long-term revenue and operating results.
•Because we recognize the vast majority of our revenue from subscriptions, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•We expect our revenue mix to vary over time.
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
•We are exposed to fluctuations in currency exchange rates.
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
•Our share repurchase program may not be fully consummated, could increase volatility of the price of our shares, and could diminish our cash reserves.
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

PART I
Item 1. Business
Overview
Elastic, the Search AI Company, enables its customers to transform data into answers, actions, and outcomes with Search AI. While search technology revolutionized information retrieval through its ability to instantly return relevant results from massive datasets, it struggles when it comes to understanding context and generating insights. AI, on the other hand, excels at analyzing complex patterns and generating insights, but it lacks the ability to find and access specific information within vast data stores. The Elasticsearch Platform (“our platform”) combines the precision of search with the intelligence of AI to help our customers and community solve real-time business problems, unlock potential value, and achieve better outcomes. Our platform, available as either a cloud service or a self-managed software, allows our customers to find insights and drive AI and machine learning use cases from large amounts of data.
We offer three Elasticsearch-powered solutions—Search & AI, Elastic Observability, and Elastic Security—that are built on our platform. We help organizations, their employees, and their customers find what they need faster, while keeping mission-critical applications and infrastructure running smoothly and protecting against cyber threats.
As digital transformation continues to drive mission-critical business functions towards increasingly complex data landscapes, we believe that every company must incorporate search AI capabilities across IT and line-of-business organizations to find the answers that matter from all of its data in real time and at scale.
Our platform is able to ingest data from any source, in any format, and perform search, analysis, and visualization of that data. With Elasticsearch at its core, our platform is a highly scalable document store, columnar database, and search engine and is the unified data store for all of our solutions and use cases. Featuring a common, solution-agnostic user interface with an embedded AI agent and support for third-party AI agents, our platform offers powerful drag-and-drop visual analytics, centralized management capabilities, and the world's most downloaded open source vector database, which gives developers a full suite of sophisticated retrieval algorithms and the ability to integrate with large language models (“LLM”). It delivers the comprehensive set of capabilities developers need to build, maintain, and secure next-generation applications and services. In addition, our out-of-the-box solutions (Elastic Observability and Elastic Security) deliver fast time-to-value for common use cases and, paired with our developer-centric platform which is extensible and customizable, allow us to innovate quickly and differentiate our offerings at every level.
We make our platform available as a service across major cloud providers (consisting of Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”), and Microsoft Azure (“Azure”)) in more than 55 public cloud regions globally. Customers can also deploy our platform across hybrid clouds, public or private clouds, and multi-cloud environments.
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

Our business has experienced significant growth around the world. Our total revenue was $1.739 billion, $1.483 billion, and $1.267 billion for the years ended April 30, 2026, 2025, and 2024, respectively, representing year-over-year growth of 17% for the years ended April 30, 2026 and 2025. Subscriptions accounted for 94% of our total revenue for the year ended April 30, 2026 and 93% of our total revenue for the years ended April 30, 2025 and 2024. Revenue from customers located outside the United States accounted for 46%, 44%, and 42% of our total revenue for the years ended April 30, 2026, 2025, and 2024, respectively.
We recorded net income of $367.8 million for the year ended April 30, 2026, net loss of $108.1 million for the year ended April 30, 2025, and net income of $61.7 million for the year ended April 30, 2024. We may incur net losses in the future. Our net cash provided by operating activities was $326.9 million, $266.2 million, and $148.8 million for the years ended April 30, 2026, 2025, and 2024 respectively.
Our Products
Our products enable our customers and users to find relevant information and insights nearly instantly in large amounts of data across a broad range of business and consumer use cases.
Our platform includes a powerful set of solutions able to ingest and store data from any source, in any format, and perform search, analysis, and visualization, usually in milliseconds. Our platform can be used by developers and IT decision makers to power a variety of use cases. We also offer software solutions built on our platform that address a wide variety of use cases. Our platform and each of our solutions (Search & AI, Elastic Observability, and Elastic Security) are designed to run as self-managed software or as a cloud service (in public or private clouds, in hybrid environments, or in multi-cloud environments).
Elasticsearch Platform
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
Elastic has spent years infusing its platform with a strong foundational suite of AI and machine learning capabilities—from support for external machine learning models to native vector search capabilities, supervised and unsupervised machine learning, and solution capabilities that improve search relevance and identify anomalies. Elastic enables organizations by providing the most complete data platform for context engineering and AI. Our commitment to transparency and flexibility ensures that organizations have the visibility and control necessary to integrate AI into workflows with confidence.
Paid features enable capabilities such as automating anomaly detection on time-series data at scale through machine learning, generating embeddings using state-of-the-art models, and performing inference with LLMs. Our platform further facilitates compliance with data security and privacy regulations, supporting search across low-cost cold and frozen data tiers, and allowing real-time notifications and alerts. The source code of features included as part of our platform is generally visible to the public in the form of “open source.”
Our Solutions
We have built a number of solutions into our platform to make it easier for organizations to use our software for common use cases. Our solutions include the following:
•Search & AI. Powered by Elasticsearch, Search & AI includes context engineering and AI, combining a scalable distributed data store, vector database, hybrid search, embedding and reranking AI models, and an agent builder. Elasticsearch simplifies building search, AI, and agentic applications by unifying structured and unstructured data, along with vectors into a single, low-latency engine that delivers precise relevance. Built for production, Elasticsearch scales with near real-time performance and cost efficiency, powering high-throughput ingestion and supporting petabyte-scale datasets.

•Elastic Observability. Our agentic observability platform brings logs, metrics, and traces into a unified datastore so SRE/Operations teams and AI agents can investigate, correlate, and resolve issues across applications, networks, and infrastructure. Observability includes log analytics, to search, analyze, and visualize petabytes of structured and unstructured logs; infrastructure monitoring, for visibility across cloud, on-premises, Kubernetes, serverless, and hosts; Application Performance Monitoring (“APM”), support for native production-grade OpenTelemetry without proprietary agents and broad language support to pinpoint code issues and debug faster; digital experience monitoring, to improve user experience with synthetic testing and real user monitoring (“RUM”); Streams, which parse and structure raw telemetry data without rebuilding pipelines and Significant Events, which surface critical errors, anomalies, and system changes, cutting time to root cause and giving AI agents the grounded context they need to triage alerts, run investigations, and propose remediations; and LLM observability, to track latency, errors, prompts, responses, usage, and costs across major LLM services and agent frameworks.
•Elastic Security. Elastic Security is an agentic security operations platform where agents handle the full lifecycle from data ingestion through response, and human analysts handle judgment, verification, and approval. Built on the Elasticsearch data and AI platform, it provides unified protection to prevent, detect, and respond to threats. The solution combines Security Information and Event Management (“SIEM”), Extended Detection and Response (“XDR”), endpoint security with third-party integrations and first-party protections, cloud security, and native Security Orchestration, Automation, and Response (“SOAR”) capabilities in a single platform, with integrations across network, host, user, cloud, and endpoint data sources. It enables investigations, incident management, shareable analytics, and workflow automation with AI-driven detection, investigation, and response.
Our Deployment Options
Our platform is available either as self-managed software or a cloud service. With Elastic Self-Managed, users can also download and manage their own deployments of our platform and our solutions. To help with more complex deployment scenarios, we offer paid proprietary products to deliver centralized provisioning, management, and monitoring across multiple deployments. Elastic Cloud, our family of cloud-based offerings (including both Elastic Cloud Hosted and Elastic Cloud Serverless) is hosted on major public cloud providers. We also partner with other cloud providers that offer our software to users on their cloud platform as a hosted offering.
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
Our Growth Strategies
We pursue the following growth strategies:
•Extend our product leadership through continued investment in our technology. We continue to invest in our platform, solutions, and services to extend into new use cases, industries, geographies, and customers. We regularly deliver new and enhanced capabilities to our customers, such as the enhanced AI technology integrated in our platform, through regular releases, to which everyone has access based on our subscription model. We continue to offer comprehensive AI capabilities in several key areas, providing organizations with tools and infrastructure to leverage AI, including vector search capabilities, inference and retrieval application programming interfaces (“APIs”), embedding and relevance models, agentic workflows, data ingestion, data management, and domain-specific applications. We view our AI capabilities as a major competitive differentiator for our products and intend to continue to invest in additional features and functionality related to AI. We also offer Elastic Cloud Serverless, a fully-managed, stateless architecture that auto-scales with customer usage. We manage the underlying deployment and customers benefit from automatic upgrades. Our technology investments include foundational platform capabilities as well as solution enhancements for our target use cases.
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
•Expand our customer base by acquiring new customers. We engage our community and our partners to drive awareness and invest in our sales and marketing team to grow our customer base. We offer varied deployment options, including Elastic Self-Managed, Elastic Cloud Hosted, and Elastic Cloud Serverless, to cater to a wide range of customer use cases. Our sales and marketing team conducts campaigns to drive further awareness and adoption within the user community. As a result, many of our sales prospects, including those in executive-level conversations, are already familiar with our technology before entering into a commercial relationship with us. Additionally, we leverage our network of partners to drive awareness and expand our sales and marketing reach to target new customers.
•Expand within our existing customer base through new use cases and larger deployments. We continue to invest in helping users and customers be successful with our products. We view initial success with our products as a path to drive expansion to new use cases and projects and larger deployments within organizations. We often enter an organization through a single use case or solution. Because of the rapid success with our products, knowledge of Elastic often spreads within an organization to new teams of developers, architects, IT operations personnel, security personnel, and senior executives, leading to more use cases for our products and solutions, and larger deployments at higher commitment levels.
•Expand our penetration in enterprise and commercial customer accounts. Using a sales-led motion, we continue to target strategic enterprise and high-propensity commercial customers with our sales teams. We meet our customers where they are, selling Elastic Self-Managed, Elastic Cloud Hosted, and Elastic Cloud Serverless deployments, focusing on high-value existing and new customers.
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

Customers
Organizations of all sizes, across many industries, including enterprises, educational institutions and government entities, purchase our products for a variety of use cases. As of April 30, 2026, we had approximately 24,000 customers compared to approximately 21,500 and approximately 21,000 customers as of April 30, 2025 and 2024, respectively. We focus on higher-value customers as exemplified by accounts spending more than $100,000 and $1.0 million annually. As of April 30, 2026, we had more than 1,720 customers spending more than $100,000 annually, and more than 240 customers spending more than $1.0 million annually. One customer, a channel partner, accounted for 11% of total revenue for the years ended April 30, 2026 and 2024, and 12% of total revenue for the year ended April 30, 2025.
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
Research and Development
We intend to continue to invest in our research and development capabilities to extend our products. Research and development expense totaled $451.9 million, $365.8 million, and $342.0 million for the years ended April 30, 2026, 2025, and 2024, respectively. We plan to continue to devote significant resources to research and development.
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
Our software development process is based on iterative releases of our platform. We are organized in small functional teams with a high degree of autonomy and accountability, leveraging AI software development tools to accelerate our time-to-market. Our distributed and highly modular team structure and well-defined software development processes also allow us to successfully incorporate acquired technologies.
Sales and Marketing
We make it easy for users to begin using our products in order to drive rapid adoption. Users can either sign up for a free trial on Elastic Cloud or download our software directly from our website without any sales interaction, and immediately begin using the full set of features. Users can also sign up for Elastic Cloud through public cloud marketplaces.
With our business model, where users can download and use many of our features free of charge, our sales prospects are often already familiar with or using our platform. We conduct low-touch campaigns to keep users and customers engaged once they have begun using our software. This process includes providing high-quality content, documentation, webinars, videos, and blogs through our website. We also drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Many of these customers start with limited initial spending on our products but can significantly increase their spending over time.
Our sales teams are organized primarily by geography and secondarily by customer segments. We rely on inside sales development representatives to qualify leads based on the likelihood they will result in a purchase. We pursue sales opportunities both through our direct sales force and with the assistance of our partners, including through cloud marketplaces. Our relationships within customer organizations often extend beyond the initial users of the technology and include technology and business decision-makers at various levels. We also engage with our customers on an ongoing basis through a customer success team to ensure customer satisfaction and expand their use of our technology.
Partners
We maintain partner relationships that help us market and deliver our products to our customers and complement our community. Our partner relationships include the following:

•Cloud providers. We work with many of the major cloud providers to increase awareness of our products and make it easy to access our software. We partner with Amazon, Google, and Microsoft to offer Elastic Cloud on AWS, GCP, and Azure, respectively, through direct purchase from us or their respective marketplaces. We also partner with other cloud providers to offer our free and paid proprietary features to users on their cloud platforms.
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
•AI ecosystem. Our AI ecosystem provides customers with a curated, comprehensive set of AI technologies and tools integrated with the Elasticsearch vector database, designed to speed time-to-market, ROI delivery, and innovation. The Elastic AI Ecosystem includes integrations with Anthropic's Claude, Cohere, Confluent, Dataiku, DataRobot, Galileo, Hugging Face, LangChain, LlamaIndex, Mistral AI, NVIDIA, OpenAI, Protect AI, Red Hat, Vectorize.io, and Unstructured, along with all of the major hyperscalers, consisting of AWS, GCP, and Azure.
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
However, in many situations, such as those involving complex enterprise IT environments, large deployments, and novel use cases, our users require our support. Accordingly, we include support as part of the subscriptions we sell for our products. Our global support organization consists of engineers who provide technical support services, including troubleshooting, technical audits, cluster tuning, and upgrade assistance. Our support team is globally distributed and provides coverage 24 hours per day, 365 days per year, across multiple languages.
We do not sell support independently and, as such, it is only available for customers who license one or more of our product offerings.
Our Technology
Our platform consists of our three solutions (Search & AI, Elastic Observability, and Elastic Security) and software that supports our various deployment alternatives. Because our solutions are built on top of a common platform, innovations and new capabilities in our platform may benefit many of our solutions. Our customers can customize and extend our solutions to fit their needs by leveraging the power of our platform and our developer capabilities.
Technology Features of the Elasticsearch Platform
Key features of our platform include the following:
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

•Vector database. Elasticsearch is the most downloaded open source vector database, allowing users to create, store, and search vector embeddings at scale. By adding the ability to combine text and vector search for hybrid retrieval—and filtering, ranking, and reranking capabilities to deliver the most relevant results—we go beyond traditional vector databases. Elastic is the only platform with Better Binary Quantization to reduce the memory required without sacrificing accuracy.
•Agent Builder. Elastic Agent Builder is an AI conversational capability that lets you create AI agents that answer questions and take actions over any customer data using natural language. Agents combine LLM reasoning and context engineering with built-in and custom tools that query customer data, so responses are grounded in customer context.
•Machine learning, AI, and alerting. Machine learning capabilities such as anomaly detection, forecasting, and categorization are a tightly integrated part of our platform so as to automatically model the behavior of data, such as trends and periodicity, in real time, to identify issues faster, streamline root cause analysis, and reduce false positives. Without these capabilities, it can be difficult to identify issues such as infrastructure problems or intruders in real time across complex, high-volume, fast-moving datasets. In the last few years, we have also added native support for vector search and model management for advanced machine learning models.
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
•High scale and availability. Elasticsearch is designed to scale horizontally and be resilient to node or hardware failures. As nodes join a cluster, data is automatically rebalanced and queries and indexing are spread across the new nodes seamlessly. This makes it easy to add hardware to increase indexing throughput or improve query throughput. Elasticsearch also detects node failures and hardware or network issues, and automatically protects user data by eliminating the failing or inaccessible nodes and creating new replicas of the data.
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
Kibana, our platform’s user interface, allows users to manage our platform and to visualize data. Customers can also use Agent Builder’s chat interface to communicate in real time with their data. Additionally, the interfaces for many of our solutions (such as Elastic Observability and Elastic Security) are built into this interface. Key features of our user interface include the following:
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

•Management of the Elasticsearch Platform. Our user interface illustrates the health of our platform’s various components and provides timely alerts to notify administrators of any problems. Its central management user interfaces make it easier to operate our platform at scale.
•Home for solutions. Our user interface is where our users and customers access our three solutions: Search & AI, Elastic Observability, and Elastic Security. It provides core services, like security, alerting, and data visualization components, which make it easy for users to discover all of the capabilities our platform and solutions provide.
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
Search & AI gives users the tools to improve customer search experiences quickly and scale them seamlessly.
•Search applications. Customers can bring the focused power of our platform to their company website, ecommerce site, workplace search, or applications with sophisticated retrieval algorithms and the ability to integrate with LLMs. Elastic delivers seamless scalability, tunable relevance controls, thorough documentation, well-maintained clients, a refined set of APIs, intuitive dashboards, and robust analytics to build a leading search experience. Customers can build rich applications directly on top of Elasticsearch, or they can use our Application Search framework to rapidly build and customize search applications, including internal workplace search-based experiences.
•Context engineering. Customers use Elasticsearch to build context engines that ground LLMs and AI agents in company-specific information for trustworthy, precise, and cost-efficient outcomes. Elastic unifies enterprise data—structured, unstructured, and vectors—to give LLMs and AI agents the right information at the right time, whether they are powering retrieval-augmented generation pipelines or autonomous workflows. Through Jina AI's multi-modal, multi-lingual embedding models, semantic reranking, and hybrid search across BM25, kNN, and dense vector retrieval, Elastic turns logs, documents, telemetry, and transactions into highly relevant context that AI agents and LLMs can act on with fewer tokens consumed.
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
•Infrastructure monitoring. With 500+ out-of-the-box integrations and automatic import, users gain visibility across cloud, Kubernetes, serverless, on-premises, and hosts. Intuitive visualizations and quick analysis supported by out-of-the-box machine learning and preconfigured dashboards allow users to troubleshoot faster, as well as measure performance targets for services such as availability, latency, traffic, and errors using service level objectives.
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
•SIEM. Elastic delivers fast, scalable detection and investigation across cloud, network, endpoint, user, and third-party data. Security data is normalized using Elastic Common Schema and enriched to provide relevant context for analysis. Analysts can search across all data, pivot during investigations, and review activity using timeline views and built-in case tracking. AI-assisted features help identify related alerts and prioritize what matters most. The platform is open and accessible, giving teams full control over their data and the flexibility to adapt detections and workflows. Built-in SOAR capabilities streamline response by automating alert forwarding, case creation, and workflow integrations with external tools, thus reducing manual effort without switching platforms.
•XDR. Elastic delivers XDR capabilities by correlating data across endpoints, cloud, network, and user activity, all within the SIEM. Prebuilt rules, machine learning jobs, and AI-driven analytics help detect multi-stage attacks that cross domains. By analyzing native and third-party telemetry together in one interface, Elastic reduces investigation time and eliminates context switching.
•Endpoint security. Elastic Security includes endpoint detection and response capabilities integrated directly into the SIEM. These capabilities detect and block ransomware, fileless attacks, and hands-on-keyboard activity, including on isolated hosts. Endpoint data, whether native or from third-party tools, is analyzed alongside other telemetry to provide context and trigger automated response actions across systems.
•Cloud security. Elastic provides cloud detection and response capabilities directly within the SIEM, giving security teams visibility into activity across multi-cloud environments. These capabilities combine cloud workload monitoring with posture and vulnerability context. Native telemetry from cloud providers and findings from third-party cloud security posture management tools can be ingested and analyzed together, helping teams connect misconfigurations to real-time threats. This unified view across accounts and providers reduces blind spots and speeds up response to risks in modern cloud environments.
•Workflows for security. Elastic Workflows brings native automation directly into Elastic Security, delivering SOAR capabilities without a separate tool. It combines scripted playbooks for defined tasks with AI agents that reason through complex investigations and execute response actions including isolating hosts, querying threat intelligence, and escalating incidents. Workflows for security connects to external systems including Slack, Jira, ServiceNow, and PagerDuty, with representational state transfer (“REST”) API support for additional tools, to coordinate response across the security stack.
Community
Elastic has always been committed to an open development process with transparent and direct engagement with our community. Our team extends beyond our employee base and includes all of the users who download our software. Our users interact with us on our website forums and on X, GitHub, Stack Overflow, Quora, Facebook, and other platforms.
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

Competition
Our market is highly competitive, quickly evolving, fragmented, and subject to rapid changes in technology, shifting customer needs, and frequent introductions of new offerings. Our principal competitors include:
•For Search & AI: providers of traditional search offerings, such as Algolia, Apache Solr (open source offering), and Coveo; native vector databases, such as Pinecone, Qdrant, and Weaviate; database platforms with integrated vector search, such as MongoDB Atlas; and search tools, such as Google Gemini Enterprise Agent Platform (formerly Vertex AI) and Microsoft Azure AI Search.
•For Elastic Observability: software vendors with specific observability solutions, such as AppDynamics and Splunk (each owned by Cisco Systems), Datadog, Dynatrace, and New Relic.
•For Elastic Security: security vendors, such as Azure Sentinel (owned by Microsoft), CrowdStrike, Google SecOps, Palo Alto Networks, and Splunk (owned by Cisco Systems).
•Certain cloud hosting providers and MSPs, including AWS, which offer products or services based on a forked version of our platform. These offerings are not supported by Elastic and come without any of Elastic’s proprietary features, whether free or paid.
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
While our products and solutions have various competitors across different use cases, such as search applications and workplace search, logging, metrics, APM, and business and security analytics, we believe that few competitors currently have the capabilities to address our entire range of use cases. We believe our industry requires constant change and innovation, and we plan to continue to evolve search as a foundational technology to solve the problems of today and new emerging problems of the future.

Intellectual Property
We rely on a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures to safeguard our core technology and other intellectual property assets. In addition, we maintain a policy requiring our employees, contractors, and consultants to enter into confidentiality and invention assignment agreements. As of April 30, 2026, we had a number of active patents, issued in both the United States and outside of the United States, with expirations ranging from 2030 to 2044. In addition, as of April 30, 2026, we had numerous U.S. and international trademark registrations.
The laws, procedures and restrictions on which we rely may provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. In addition, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, the Netherlands, or other jurisdictions and, therefore, we may be unable to protect our proprietary technology in certain jurisdictions.
In addition, our technology incorporates software components licensed to the general public under open source software licenses such as the Apache Software License Version 2.0 (“Apache 2.0”) and other permissive licenses. We obtain many components from software developed and released by contributors for independent open source components of our technology. Open source licenses grant licensees broad permissions to use, copy, modify, and redistribute our platform. As a result, open source development and licensing practices can limit the value of our software copyright assets.
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
Human Capital Management
We believe that our employees (whom we call “Elasticians”) and our culture are vital to Elastic’s long-term success. We support both with human capital management efforts focused on:
•Attracting, engaging, and retaining a talented employee base that values different perspectives, experiences, and backgrounds
•Facilitating strong employee engagement
•Promoting continuous employee learning and development
•Providing a comprehensive total rewards package that seeks to offer fair and consistent pay practices with an emphasis on employee well-being
Our management regularly updates our board of directors and its committees on human capital trends and employee-focused activities and initiatives.
As of April 30, 2026, we had a total of 4,019 employees in over 40 countries globally. None of our U.S. employees are represented by a labor union. In certain countries, we have works councils or follow statutory requirements for employee representation through industry-wide collective bargaining agreements.
Distributed Workforce
Elastic originated as a distributed company and continues to be distributed by design. We have built our processes, systems, and teams so that employees can generally perform their jobs without needing to be physically present at the same location as their colleagues. Just as distributed systems are more resilient, we believe that a distributed workforce helps build a strong company that can scale and adapt as new challenges arise. Our distributed model also expands our reach, broadening our ability to attract talent across regions.
Culture and Values
At the core of our culture is our “Source Code”—a shared set of ideas that guide our approach to business with an emphasis on delivering value for our customers while providing flexibility and balance for our employees, empowering them to be their whole, creative selves.
We endeavor to be an employer of choice and strive to sustain a sense of inclusion and belonging among all employees with programs designed to foster community and an appreciation for the unique experiences and perspectives represented across Elasticians globally. We are committed to ensuring that our employees have a voice and the opportunity to share their ideas and insights through regular employee experience surveys reviewed across multiple organizational levels.

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
Government Regulations
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Our compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have material impacts on our business. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of these potential impacts.
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
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business, industry, and ownership of our ordinary shares is set forth below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that could adversely affect our business, financial condition, operating results, and prospects.

Risks Related to our Business and Industry
Our business and operations have experienced significant growth, and if we do not appropriately manage our future growth or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects may be adversely affected.
We have experienced significant growth and increased demand for our offerings. The growth and expansion of our business and offerings place a significant strain on our management, operational, and financial resources. In addition, as customers adopt our technology for an increasing number of use cases, we have had to support more complex commercial relationships. We may not be able to leverage, develop, and retain qualified employees effectively enough to realize our growth plans. Any failure by us to continue to improve our IT and financial infrastructure, our operating and administrative systems, our relationships with our partners and other third parties, and our ability to manage headcount and processes in an efficient manner could result in increased costs, negatively affect our customers’ satisfaction with our offerings, and harm our results of operations.
We have a history of losses and may not be able to achieve profitability on a consistent basis.
We incurred a net loss of $108.1 million for the year ended April 30, 2025 and have incurred losses in all but two fiscal years since our inception. As a result, we had an accumulated deficit of $732.0 million as of April 30, 2026. Although we had net income of $367.8 million and $61.7 million for the years ended April 30, 2026 and 2024, respectively, we would have incurred net losses in such years as well without the releases of valuation allowances against deferred tax assets and we may incur net losses in future years. Our operating expenses will continue to increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base and pursue larger transactions, expand our sales and marketing activities and other operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently expect, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline because of slowing demand for our offerings, increasing competition, or other factors, including as a result of rising rates of inflation, economic downturns, and other macroeconomic events. You should not consider our revenue growth in prior periods as indicative of our future performance. Any failure by us to continue to increase our revenue and grow our business could prevent us from achieving profitability at all or on a consistent basis.
Unfavorable or uncertain conditions in our industry or the global economy or reductions in IT spending, including as a result of adverse macroeconomic conditions, international trade policies, or geopolitical conflicts, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Current, future, or sustained economic uncertainties or downturns, whether actual or perceived, could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and in international markets, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade policies, changes in inflation, foreign exchange and interest rate environments, recessionary fears, supply chain constraints, energy costs, political instability and conflict, natural catastrophes, warfare, infectious diseases, and terrorist attacks, could cause a decrease in business investments by our customers and potential customers, including their spending on IT, and negatively affect the growth of our business. For example, inflation rates have continued to create economic volatility as governments adjust interest rates in an attempt to manage the inflationary environment, which may further lead to our customers reducing their technology expenditures and investment. Further, the evolving conflicts and geopolitical turmoil around the world could continue to have significant negative macroeconomic consequences, including on the businesses of our customers, which could negatively impact their spending on our offerings.
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

As a result of the foregoing conditions, our revenue may be disproportionately affected by longer and more unpredictable sales cycles, delays or reductions in customer consumption or in general IT spending, and additional impacts of changing foreign exchange rates. Further, current and potential customers may choose to develop in-house software as an alternative to using our paid products. These factors could increase the amount of customer attrition we have experienced recently and further slow consumption and overall customer expenditure. Moreover, competitors may respond to market conditions by lowering prices. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations, and financial condition could be adversely affected.
Our business, reputation, or financial results may be adversely affected by any failure by us to be successful in our AI initiatives, by significant competition we face in the AI landscape, and by uncertain market understanding and valuation of AI and machine learning technologies.
AI presents new risks and challenges that may affect our business. We are increasingly utilizing and building AI and machine learning (“ML”) capabilities into our business and have made, and expect to continue to make, continued investments to integrate AI and ML technology into our offerings, including increasing our technical operations and engineering in these applications. Rapid technological progress in the industry regarding new and emerging AI technologies, such as generative and agentic AI, may require additional investment in the development, integration, and maintenance of our product offerings, as well as the development of appropriate technical protections and safeguards to maintain a responsible and ethical AI framework. These requirements could increase our expenses as we continue to expand the breadth of use and applications of AI technologies, including generative and agentic AI, further into our product offerings, or to address changes to AI technologies, frameworks, or regulations. Furthermore, as we expand the number and variety of LLMs and other AI models integrated into or made available through our products and offerings, we face compounding uncertainties arising from the dynamic and evolving performance characteristics of such models. Such performance characteristics may include changes in model outputs, capabilities, accuracy, and behavior introduced by third-party model providers without advance notice to us. These changes may generate novel risks, including risks related to product reliability, customer trust, data integrity, third-party claims, and regulatory compliance, that we may not be able to anticipate, adequately assess, or promptly mitigate to avoid harmful effects on our business.
We may continue to incur substantial costs in our sales and marketing efforts to promote and sell our offerings based on AI technologies, including costs for branding, product promotion, and demand generation, as well as for technical training, training material generation, and investments in resources for our sales personnel and partners. Despite these investments, our product offerings may not be adopted by customers, and we may not achieve significant revenue directly related to our AI-related initiatives for several years, if at all.
AI presents risks, challenges, and unintended consequences that could affect our ability to continue to incorporate the use of AI successfully in our business and solutions in new ways. Given the complex nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Competitors may incorporate AI and ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our financial results. Our ability to effectively implement and market our AI and ML solutions and features will depend, in part, on our ability to attract and retain employees with AI and ML expertise in competition with other enterprises for professionals with the skills and technical knowledge we will require. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions, which could undermine confidence in the decisions, predictions, analysis, or other content produced by our AI-related initiatives. In addition, the rapid adoption of generative and agentic AI tools may change how software developers design, build and deploy applications, including through increased automation of coding, infrastructure configuration and application architecture. Because a portion of our strategy is focused on being a platform of choice for developers, changes in developer workflows, tooling or decision-making processes resulting from the adoption of AI-enabled development tools could affect how developers select databases or other data platforms. The demand for our products and services could be negatively affected if these evolving development patterns reduce developer engagement with, or preference for, our platform or favor alternative technologies or architectures.
While adoption of AI and ML is likely to continue and may accelerate, the long-term trajectory of this technological trend, as well as market acceptance, understanding and valuation of solutions and services that incorporate AI and ML technologies, is uncertain, and the perceived value of AI and ML technologies used and provided by our customers could be inaccurate. If AI and ML is not broadly adopted by enterprises to the extent we anticipate, or if new use cases do not arise, then our opportunity may be smaller than we expect. Such risks and challenges could slow or even halt the adoption of AI and ML and negatively affect our business.

Ethical and regulatory issues relating to the use of AI and similar evolving technologies in our offerings may result in new or enhanced governmental or regulatory scrutiny, reputational harm, damage to our competitive position, and liability.
Social, ethical, security and regulatory issues relating to the use of new and evolving technologies such as AI and ML, including generative and agentic AI and AI models, in our offerings, internal operations or partnerships, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. The use of generative and agentic AI, which are relatively new and emerging technologies in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs.
If our use of AI becomes controversial, we may experience loss of user trust, as well as brand or reputational harm, competitive injury, or legal liability. Potential government regulation related to AI and ML use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI and ML usage or ethics issues may cause public confidence in AI and ML to be undermined. The rapid evolution of AI and ML will require the application of resources to develop, test and maintain any potential offerings or partnerships to help ensure that AI and ML are implemented ethically to minimize unintended, harmful impact. The use of AI technologies also could expose us to an increased risk of cybersecurity threats and incidents and claims or other adverse effects from infringements or violations of intellectual property or other regulated activity. Our use of such technologies could increase the risk of exposure of our or other parties’ proprietary confidential information, or other confidential or sensitive information, to unauthorized recipients, including inadvertent disclosure of confidential or sensitive information into publicly available third-party training sets. Such risks related to the use of AI, whether directly or indirectly, could harm our results of operations, competitive position and business.
AI is the subject of evolving review and scrutiny by various domestic and international governmental and regulatory agencies. Laws, rules, directives, and regulations governing the use of AI, such as the EU Artificial Intelligence Act (“EU AI Act”), are changing and evolving rapidly. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. This framework categorizes AI systems by their intended purposes into levels of risk, with those deemed unacceptable or high risk being strictly regulated or prohibited and all remaining AI systems being classified as low risk. The EU AI Act prohibits certain uses of AI systems and places numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are general purpose, which we currently deploy, or considered high risk. In addition, a patchwork of state-level AI-related legislation continues to emerge in the United States. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI and ML technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI and ML. These and other developments may require us to make significant changes to our use of AI and ML, including by limiting or restricting our use of AI and ML, which may require us to make significant changes to our policies and practices. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
The use of AI by our workforce may present risks to our business.
Our workforce is exposed to and uses AI technologies for certain tasks related to our business. While we have training and guidelines specifically directed at the use of AI tools in the workplace, use of these AI tools, whether authorized or unauthorized, poses risks relating to intellectual property, data protection, cybersecurity, and exposure of our proprietary confidential information to unauthorized recipients, which could result in the loss of intellectual property protection of such information, the misuse of our or third-party intellectual property, and the inability to claim intellectual property ownership of outputs from AI tools. Use of AI technology by our workforce even when used consistent with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software licenses. AI technology may also produce inaccurate responses that could lead to errors in our decision-making, solution development, operations or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on effective training, monitoring and enforcement of appropriate policies, guidelines and procedures governing the use of AI technology, and compliance by our workforce.

Use of generative AI in our code development process, while offering various potential benefits, could also pose certain ownership and security risks with respect to our codebase, given the current legal uncertainties relating to ownership of AI- or ML-generated works and the potential for security flaws in output code. If any of our employees, contractors, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, such use may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business.
If we experience a security incident, or if unauthorized access to or other unauthorized processing of confidential information, including personal data, otherwise occurs, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.
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
If our security measures are compromised, we may face a loss of intellectual property protection, our data, or our customers’ data, and our reputation may be damaged, our business may suffer, and we could be subject to claims, demands, regulatory investigations, and other proceedings and indemnity obligations and otherwise incur significant liability. Even the perception of inadequate security or an inability to maintain security certifications, maintain a security program in line with industry standards, or comply with our customer or user agreements, contracts with third-party vendors or service providers, or other contracts may damage our reputation, cause a loss of confidence in our security solutions and negatively affect our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security incident, and we may face difficulties or delays in identifying and responding to any cybersecurity incident. If our systems or networks or those on which we rely suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely produce, distribute, invoice and collect payments for our products and services.
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
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We have seen, and expect to continue to see, the emergence and maturation of AI capabilities lead to new AI-specific attack vectors and vulnerabilities and more sophisticated methods of attack enhanced or facilitated by AI, including fraud that relies upon “deep fake” impersonation technology, automated vulnerability exploitation, inadvertent data exposure, AI supply-chain attacks, or other forms of automation that otherwise scale or accelerate the effectiveness of cybersecurity attacks. AI and ML also make it cheaper for attackers to create malware, phishing, code reviews, or other tools at significantly higher volumes, and much more rapidly deploy those tools than previously. AI and ML may change the way our industry identifies and responds to cybersecurity threats. The use of AI also has resulted in, and may in the future result in, security breaches or other security incidents that implicate the personal data of users of AI-powered applications as well as access to Elastic technology. We and our third-party vendors, open source and open weight dependency providers, and service providers may be unable to anticipate these techniques, react to them in a timely manner, or implement adequate preventative measures. The use of agentic AI is changing the ways that we secure and defend our platform and operations, as both threat actors and security teams are using AI to industrialize their approaches to attacks. Traditional perimeter controls and static security rules are no longer the most effective security mechanisms. We may not succeed in reinforcing our defensive capabilities to attempt to address this threat, as the applicable technology continues to be enhanced and deployed.
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
Our revenue growth rate may decline or even become negative if we are unable to increase sales of our subscriptions to new customers, sell additional subscriptions to our existing customers or renew current subscriptions, or expand the value of our existing customers’ subscriptions.
We offer certain features of our products with no payment required. Customers purchase subscriptions to gain access to additional functionality and support. We may not succeed in selling our subscriptions to new and existing customers, including to large enterprises, or in expanding the deployment of our offerings with existing customers by selling paid subscriptions to our existing users and expanding the value and number of existing customers’ subscriptions. Our ability to sell new subscriptions depends on a number of factors, including the prices of our offerings, the prices of products offered by our competitors, and the budgets of our customers. We also must displace the products of incumbent competitors. In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our existing customers purchase additional subscriptions and expand the value of existing subscriptions depends upon customers’ level of satisfaction with our offerings, the nature and size of the deployments, the desire to address additional use cases, the perceived need for additional features, and general economic conditions. If our existing customers do not purchase additional subscriptions or expand the value of their subscriptions, our Net Expansion Rate may decline. We rely in large part on our customers to identify new use cases for our products in order to expand such deployments and grow our business. Furthermore, our customers may choose not to renew their subscriptions with us or may choose to renew for shorter subscription terms or on terms less advantageous to us for a number of factors, including their budgets, their satisfaction with our products and customer support, our products’ ability to integrate with new and changing technologies, frequency and severity of product outages, our product uptime or latency, and the pricing of our products or competing products. Our business could be materially and adversely affected if our customers do not recognize the potential of our offerings, or if our efforts to sell subscriptions to new customers, to renew subscriptions with existing customers, and to expand deployments with existing customers are not successful.

We may not be able to expand adoption of or realize expected return on investments in our cloud-based offerings.
We believe that we must offer cloud-based products to address the market segment that prefers a cloud-based solution, and that our future success will depend significantly on the growth in adoption of Elastic Cloud, our family of cloud-based offerings. For the years ended April 30, 2026, 2025, and 2024, Elastic Cloud contributed 48%, 46%, and 43% of our total revenue, respectively. As the use of cloud-based computing solutions is rapidly evolving, it is difficult to predict the potential growth, if any, of general market adoption, customer adoption, and retention rates of our cloud-based offerings. We have incurred and will continue to incur substantial costs to develop, sell and support our Elastic Cloud offerings. We have entered into non-cancelable multi-year cloud hosting capacity commitments with some third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. Further, as our cloud offerings make up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Demand for cloud-based offerings could decrease for reasons within or outside of our control, including, among other factors, lack of customer acceptance, technological and security challenges with bringing cloud offerings to market and maintaining those offerings, information security, data protection, or privacy incidents, our inability to properly manage and support our cloud-based offerings, competing technologies and products, weakening economic conditions, and decreases in corporate spending. If we are not able to develop, market, or deliver cloud-based offerings that satisfy customer requirements technically or commercially, if our investments in cloud-based offerings do not yield the expected return, or if we are unable to decrease the cost of providing our cloud-based offerings, our business, competitive position, financial condition, and results of operations may be harmed.
Our operating results are likely to fluctuate from quarter to quarter, and our financial results in any one quarter should not be relied upon as indicative of future performance.
Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flows and deferred revenue, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. These variations may be further impacted as more of our customers adopt consumption-based arrangements or as customers already on consumption-based arrangements adjust their usage in response to the current macroeconomic environment. These variations may also be impacted by internal reorganizations, including reassignment of personnel to new roles or to new sales territories. Accordingly, our financial results in any one quarter should not be unduly relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include the risks and uncertainties described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Fluctuations in our results could cause us to fail to meet the expectations of investors or securities analysts, which could cause the trading price of our ordinary shares to fall substantially and result in costly lawsuits, including securities class action suits against us.
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
Our consumption-based arrangements for our Elastic Cloud offerings make it difficult to predict accurately the long-term rate of customer adoption or renewal, or the impact those arrangements will have on our near-term or long-term revenue or operating results.
Because we recognize revenue under a consumption-based arrangement based on actual customer consumption, we do not have the same ability to predict the timing of revenue recognition as we do under subscription arrangements in which revenue is recognized on a predetermined schedule over the subscription term. Moreover, customers may consume our products at a different pace than we expect. For example, we have experienced and, if adverse economic conditions persist, may continue to experience slowing consumption as customers look to optimize their usage. Additionally, we have seen and may continue to see newer customers increase their consumption of our solutions at a slower pace than our more tenured customers. For these reasons, our revenue in future periods may be less predictable or more variable than in past periods, and our actual results may differ materially from our forecasts.

If we are not able to maintain and enhance our brand, especially among developers and executives with budgetary control, our ability to expand our customer base will be impaired and our business and operating results may be adversely affected.
We believe that developing and maintaining widespread awareness of our brand, especially with developers and executives with budgetary control within their organizations, is critical to achieving widespread acceptance of our software and attracting new users and customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing and branding efforts, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capability from competitive products. Brand promotion activities may not generate user or customer awareness or increase revenue. Even if those activities do increase revenue, any such increase may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in our ElasticON user conferences and similar investments in our brand, user engagement, and customer engagement may not generate the desired customer awareness or a sufficient financial return. If we fail to successfully promote and maintain our brand, we may fail to attract or retain users and customers necessary to achieve the widespread brand awareness that is critical for broad customer adoption of our products, which would adversely affect our business and results of operations.
We may not be able to compete successfully against current and future competitors.
The market for our products is highly competitive, quickly evolving, fragmented, and subject to rapid changes in technology, shifting customer needs, and frequent introductions of new offerings. We believe that our ability to compete depends upon many factors, some of which are beyond our control.
Some of our current and potential competitors have substantially greater financial, technical, and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks and presence, more established relationships with current or potential customers and partners, more diverse product and services offerings, and larger and more mature intellectual property portfolios. Our competitors may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. Compared to us, these competitors may engage in more extensive research and development efforts, undertake more far-reaching and successful sales and marketing campaigns, have more experienced sales professionals, execute more successfully on their go-to-market strategy and have greater access to more markets and decision makers, and adopt more aggressive pricing policies, which may allow them to build larger customer bases than we have. Claims made about our products by current and future competitors, even if misleading, may also negatively impact customer perceptions about us. Start-up companies that innovate and large competitors that are making significant investments in research and development may develop offerings that compete with or achieve greater market acceptance than our offerings, which could attract customers away from our offerings and reduce our market share. As market segments become increasingly crowded and competition intensifies, we could potentially face increasing costs of goods and services sold. If we are unable to anticipate or react effectively to these competitive challenges, our competitive position would weaken, which could adversely affect our business and results of operations.
Conditions in our market are changing rapidly and significantly as a result of technological advancements, including with respect to AI. Our competitors may more successfully incorporate AI into their products, gain or leverage superior access to certain AI technologies, secure more strategic partnerships with key AI providers, and achieve higher market acceptance of their AI solutions. In addition, enterprise adoption of AI may significantly transform our competitive landscape. Customers may seek to vertically integrate their offerings by expanding into the markets in which we participate or using AI to develop their own software, reducing the need to purchase third-party solutions such as ours or consume them at the same or increasing rates. If this occurs, our market share could decline and our business could be harmed.
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

We have experienced delays in releasing new products, deployment options, and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of our products and purchase products of our competitors or not upgrade our products to higher performing levels.
The success of new product introductions depends on a number of factors that include timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases and their maintenance, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products, and the risk that new products may have defects in the early stages of introduction. We have experienced bugs, errors, or other defects in new products and product updates and may have similar experiences in the future. Further, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products, and other assets that we expect will expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. If we are unable to enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, or develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, our business, results of operations, and financial condition could be adversely affected.
The length of our sales cycle can be unpredictable, particularly with respect to sales through our channel partners or sales to large customers, and our sales efforts may require considerable time and expense, which could negatively affect our cash flows and results of operations.
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend upon sales to new customers, including large customers, and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscriptions, can vary substantially from customer to customer based on the complexity of our offerings as well as whether a sale is made directly by us or through a channel partner. Our sales cycle can extend to more than a year for some customers, and the length of sales cycles may be further extended as a result of worsening economic conditions. In addition, some customers have been scrutinizing their spending more carefully and reducing their consumption spending in the current uncertain economic environment, and we generally expect this caution to continue. We have also experienced and, if adverse economic conditions persist, may continue to experience longer and more unpredictable sales cycles. As we target more of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. A customer’s decision to use our solutions may be an enterprise-wide decision, which could require greater levels of education regarding the use cases of our products or protracted negotiations. In addition, larger customers may demand more configuration, integration services, and features. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales in some cases have occurred in quarters subsequent to those we expected, or have not occurred at all. Lengthened or unpredictable sales cycles that cause a loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and for future quarters. These impacts are amplified in the short term when customers slow their consumption in response to the uncertain macroeconomic environment. Because a substantial proportion of our expenses are relatively fixed in the short term, our cash flows and results of operations could suffer if revenue falls below our expectations in a particular quarter.
Because we recognize the vast majority of the revenue from subscriptions, either based on actual consumption or ratably over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for the substantial majority of our revenue, constituting 94% of our total revenue for the year ended April 30, 2026 and 93% of our total revenue for the years ended April 30, 2025 and 2024. The effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods. We recognize the vast majority of our subscription revenue either based on actual consumption or ratably over the term of the relevant time period. As a result, much of the subscription revenue we report each fiscal quarter represents the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue for that fiscal quarter and will negatively affect our revenue for future fiscal quarters.

We expect our revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our revenue mix to vary over time as a result of a number of factors, any one of which or the cumulative effect of which may result in significant fluctuations in our gross margin and operating results. We expect that revenue from Elastic Cloud, which contributed 48%, 46%, and 43% of our total revenue for the years ended April 30, 2026, 2025, and 2024, respectively, will continue to become a larger part of our revenue mix. We may experience a shift in revenue mix from cloud to self-managed in areas particularly affected by evolving international trade policies. Under the differing revenue recognition policies applicable to our subscriptions and services, shifts in our business mix from quarter to quarter could produce substantial variation in the revenue we recognize. The variation in our revenue also may result from the growth of consumption-based arrangements for our Elastic Cloud offerings, where the revenue we recognize is tied to our customers’ actual usage of our products, and from a further reduction in usage by customers already using a consumption-based arrangement due to the uncertain macroeconomic environment. Further, our gross margins and operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including our entry into new markets or growth in lower margin markets; our entry into markets with different pricing and cost structures; pricing discounts; and increased price competition.
The loss of one or more members of our senior management and other key employees or an inability to attract and retain highly skilled employees could harm our business.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and results of operations. Our ability to attract additional qualified personnel may be impacted by the economic uncertainty and insecurity caused by macroeconomic factors and geopolitical events or a shortage of qualified personnel, particularly in the technology sector for skilled AI workers. The loss of services of any of our key personnel also increases our dependence on other key personnel who remain with us. Although we have entered into employment offer letters with our key personnel, their employment is for no specific duration and constitutes at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products.
Our future performance also depends on the continued service and continuing contributions of our senior management to execute our business strategy and to identify and pursue new opportunities and product innovations. We do not maintain key person life insurance policies on any of our employees. The loss of services of members of our senior management could significantly delay or prevent the achievement of our development and strategic objectives. Any search for senior managers in the future or any search to replace the loss of any senior managers may be protracted, and we may not be able to attract a qualified candidate or replacement in a timely manner or at all, particularly as potential candidates may be less willing to change jobs in periods of unstable economic conditions caused by macroeconomic and geopolitical events.
The industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. The increased availability of hybrid or remote working arrangements within our industry has further expanded the pool of companies that can compete for our employees and employment candidates. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. Changes to immigration laws or the availability of work visas could adversely affect our ability to attract, hire, and retain qualified personnel. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may not realize returns on these investments. Further, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.
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

We may not achieve revenue growth from expanding our sales force if we are unable to hire, train, and retain talented and effective sales personnel. We depend upon our sales force to obtain new customers and to drive additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the requisite skills and technical knowledge. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient sales personnel to support our growth, and as we introduce new products, solutions, and marketing strategies, we may need to re-train existing sales personnel. Newly hired employees also require extensive training, which may take significant time before they achieve full productivity. Employees we have recently hired may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. As we continue to grow significantly, a large portion of our sales force will have relatively little experience working with us, our subscriptions, and our business model. Additionally, we may need to evolve our sales compensation plans to drive the growth of our subscription-based offerings, including our Elastic Cloud offerings with consumption-based arrangements. Such changes may have adverse consequences if they are not designed effectively. Our growth and results of operations could be negatively impacted if we are unable to hire and train sufficient numbers of effective sales personnel, our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or our sales and marketing programs, including our sales compensation plans, are not effective.
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
As of April 30, 2026, we had customers located in over 125 countries as we pursue our strategy to continue to expand internationally. In addition, as of April 30, 2026, as a result of our strategy of leveraging a distributed workforce, we had employees located in over 40 countries. Our current international operations involve and future initiatives may involve a variety of risks, including:
•political and economic instability related to international disputes and conflicts and the related impact on macroeconomic conditions as a result of such conflicts, which may negatively impact our customers, partners, and vendors;
•unexpected changes in regulatory requirements, taxes, trade laws, export quotas, custom duties or other trade restrictions;
•more expansive legal rights of foreign unions and works councils as well as different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees than in the United States, including hourly wage and overtime regulations in these locations;

•compliance with requirements to hire local employees to perform particular functions, which may not align with the manner in which we would otherwise operate our business;
•exposure to many stringent regulations relating to privacy, data protection, advertising and information security, particularly in the European Union, and potentially inconsistent laws and regulations in these areas across countries;
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
•limited or unfavorable intellectual property protection; and
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.K. Bribery Act of 2010, and similar applicable laws and regulations in other jurisdictions.
If we are unable to effectively manage these difficulties and challenges or other problems encountered in connection with our international operations and expansion, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally.
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
A portion of our revenue is generated, and a portion of our expenses is incurred, outside the United States in foreign currencies, which exposes us to risk of fluctuations in foreign currency markets. Our results of operations and cash flows are subject to currency fluctuations primarily in the Euro, British Pound Sterling, Japanese Yen, and Australian Dollar against the U.S. Dollar. Exchange rates have been volatile as a result of geopolitical conflicts and uncertain macroeconomic conditions, and this volatility may continue. The fluctuation of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any fiscal period. In addition, increased international sales and operating expenses incurred in future periods outside the United States in foreign currencies will increase our foreign currency risk. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected.
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
We are subject to risks associated with our sales to government entities.
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

Contracts with government agencies, including classified contracts, are subject to extensive, evolving, and sometimes complex regulations, as well as audits and reviews of contractors’ administrative processes and other contract-related compliance obligations. Breaches of government contracts, failure to comply with applicable regulations, failure to obtain and maintain required facility or security clearances, or unfavorable findings from government audits or reviews could result in contract terminations, reputational harm or other adverse consequences, including ineligibility to sell to government agencies in the future, government refusal to continue buying our subscriptions, or fines or civil or criminal liability.
Our operations, financial results and growth prospects could be adversely affected if we are unable to maintain successful relationships with our partners, or if our partners fail to perform.
We maintain partnership relationships with a variety of enterprises, including cloud providers such as Amazon, Google, and Microsoft, systems integrators, channel partners, referral partners, technical integration partners, OEM and MSP partners, and technology partners, to deliver offerings to our end customers and complement our broad community of users. In particular, we partner with various cloud providers to jointly market, sell and deliver our Elastic Cloud offerings, which in some instances also entails technical integration with such cloud providers. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our partners and in helping our partners enhance their ability to market and sell our subscriptions. If we are unable to maintain our relationships with these partners, our business, results of operations, financial condition or cash flows could be harmed.
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
Depending on the product and version, we make the source code of our products available under Apache 2.0, the Elastic License, Server Side Public License Version 1.0 (“SSPL”), and AGPL. Apache 2.0 is a permissive open source license that allows licensees to freely copy, modify, and distribute Apache 2.0-licensed software if they meet certain conditions. The Elastic License is our proprietary source-available license. The Elastic License permits licensees to use, copy, modify, and distribute the licensed software so long as they do not offer access to the software as a managed service, interfere with the license key, or remove proprietary notices. SSPL is a source-available license that is based on the AGPL open source license, and both SSPL and AGPL v3 permit licensees to copy, modify, and distribute SSPL-licensed software, but expressly require organizations that offer the AGPL v3 or SSPL-licensed software as a third-party service to adopt the same license to all of the software that they use to offer such service. We rely upon the enforceability of the restrictions set forth in the Elastic License, AGPL v3, and SSPL to protect our proprietary interests. If a court were to hold that the Elastic License, AGPL v3, or SSPL, or certain aspects of these licenses are unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the Elastic License, AGPL v3, or SSPL.

If third parties offer inadequate or defective implementations of software that we have previously made available under an open source license, we could experience lost sales and lack of market acceptance of our products.
Certain cloud hosting providers and MSPs, including AWS, offer hosted products or services based on a forked version of our platform, which means they offer a service that includes some of the features that we had previously made available under an open source license. These offerings are not supported by us and are delivered without any of our proprietary features, whether free or paid. We do not control how these third parties may use or offer our open source technology. These third parties could inadequately or incorrectly implement our open source technology or fail to update such technology in light of changing technological or security requirements, which could result in real or perceived defects, security vulnerabilities, errors, or performance failures with respect to their offerings. Users, customers, and potential customers could confuse these third-party products with our products, and attribute such defects, security vulnerabilities, errors, or performance failures to our products. Any damage to our reputation and brand from defective implementations of our open source software could result in lost sales and lack of market acceptance of our products and could adversely affect our business and growth prospects.
Limited technological barriers to entry into the markets in which we compete may facilitate entry by other enterprises into our markets to compete with us.
Any person may obtain access to source code for the features of our software that we have licensed under open source or source available licenses. Depending on the product and version of the Elastic software, this source code is available under Apache 2.0, SSPL, AGPL, or the Elastic License. Each of these licenses allows anyone, subject to compliance with the conditions of the applicable license, to redistribute our software in modified or unmodified form and use it to compete in our markets. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies because of the rights granted to licensees of open source and source available software. It is possible for competitors to develop their own software, including software based on our products, potentially reducing the demand for our products and putting pricing pressure on our subscriptions. For example, Amazon offers some of the features that we had previously made available under an open source license as part of its AWS offering. Through these offerings, Amazon competes with us for potential customers, and while Amazon cannot provide our proprietary software, Amazon’s offerings reduce the demand for our products and the pricing of Amazon’s offerings may limit our ability to adjust the prices of our products. Competitive pressure in our markets generally may result in price reductions, reduced operating margins, and loss of market share.
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
Any limitation of liability provisions that may be contained in our customer and partner agreements may not be effective as a result of existing or future applicable law or unfavorable judicial decisions. The sale and support of our products entail the risk of liability claims, which could be substantial in light of the use of our products in enterprise-wide environments. Our insurance against this liability may not be adequate to cover a potential claim. Furthermore, our insurance coverage may not extend to all risks we face, including all AI-related risks, and may not cover us for all losses for errors or omissions caused by AI.
Interruptions or performance problems associated with our technology and infrastructure, and our reliance on technologies from third parties, may adversely affect our operations and financial results.
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
Our products are often operated in large scale, complex IT environments. Our customers and some partners require training and experience in the proper use of, and the benefits that can be derived from, our products to maximize their potential value. If our products are not implemented, configured, updated, or used correctly or as intended, or in a timely manner, inadequate performance, errors, loss of data, corruptions, or security vulnerabilities may result. For example, there have been, and may in the future continue to be, reports that some of our customers have not properly secured implementations of our products, which can result in unprotected data. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software, our customers’ failure to update our software, or our failure to train customers on how to use our software productively, may result in customer dissatisfaction or negative publicity and may adversely affect our reputation and brand. Failure by us to provide adequate training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers.
If our website fails to rank prominently in unpaid (organic) search results, traffic to our website could decline and our financial results could be adversely affected.
Our success depends in part on our ability to attract users through unpaid (organic) Internet search results on traditional web search engines, such as Google, as well as through AI-powered search and discovery platforms. These rankings and recommendations can be affected by a number of factors outside our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. In addition, AI-powered search tools and LLM-based assistants are increasingly influencing how users discover products and services online. Our visibility in these AI-generated experiences depends on factors such as third-party content quality, third-party citations, and the training data and retrieval methodologies used by AI systems, all of which are outside our control and may change without notice. As a result, links to our website may not be prominent enough to drive traffic, we may not be surfaced or recommended by AI-powered tools, and we may not be in a position to influence these outcomes. AI-powered tools may characterize our products inaccurately or incompletely, influencing buyer perception before any visit to our website. Any reduction in the number of users directed to our website could reduce our revenue or require us to increase our customer acquisition expenditures.
Our operations and sales performance could be disrupted if we fail to maintain satisfactory relationships with third-party service providers on which we rely for many aspects of our business.
Our success depends upon our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, and payroll processing systems, among others. Our business may suffer if any of these third parties experiences difficulty meeting our requirements or standards, becomes unavailable due to extended outages or interruptions, temporarily or permanently ceases operations, faces financial distress or other business disruptions such as a security incident, or increases its fees, or if our relationships with any of these providers deteriorate or any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements. In any such event, we could suffer liabilities, penalties, fines, increased costs, and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, our receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, or our ability to generate and manage sales leads could be weakened. Further, our operations may be disrupted by negative impacts of the evolving conflicts and geopolitical turmoil around the world on supply chains of our third-party service providers. Any such disruptions may adversely affect our financial condition, results of operations, or cash flows until we replace such providers or develop replacement technology or operations. In addition, our business may suffer if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships.

Failure to establish, maintain and protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to establish, maintain and protect our proprietary technology, methodologies, know-how, domain names, social media names, and brands. We rely on a combination of trademarks, service marks, copyrights, patents, trade secrets, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. The steps we take to protect our intellectual property rights may be inadequate.
We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. The source code of proprietary features for some versions of our platform offered under certain licenses is publicly available, which may enable others to replicate our proprietary technology or use it as a technical reference to create AI-driven derivatives, and compete more effectively with us. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary intellectual property and our business may be harmed. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. Patent applications we file may not result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for certain aspects of our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and vary by jurisdiction. We do not seek all forms of intellectual property protections in all jurisdictions where we do business, or in jurisdictions where such protection might not be adequate or available.
Despite our precautions, it may be possible for unauthorized third parties to copy or create derivatives of our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names, social media names, or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some countries are not as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate to achieve our objectives. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase, as will the creation of derivatives and technology derived from AI with reference to our proprietary technology.
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
In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement, misappropriation, or violation of proprietary rights, particularly patent rights, and to the extent we gain greater market prominence, we face a higher risk of being the subject of intellectual property infringement, misappropriation, or violation claims. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole or principal business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. While we do not provide LLMs, our products and solutions may contain integrations of third-party LLMs, which may indirectly expose us to copyright infringement or other intellectual property misappropriation claims depending on the datasets and training models used by such third parties in their AI and generative AI offerings. If we sue to enforce our rights or are sued by a third party that claims that our products infringe, misappropriate or violate its rights, the litigation could be expensive and could divert our management resources from operations.
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
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation, or violation, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services or other contractual obligations. To the extent not covered by insurance, large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer, other existing customers and prospective customers and harm our business and results of operations.

Our use of third-party open source software within our products could negatively affect our ability to sell our products and subject us to litigation.
Our technologies strategically incorporate open source software from other developers, as well as open source and/or open weight large and small language models, and we expect to continue to incorporate such open source software and models in our products in the future. Open weight models are AI systems whose trained parameters are publicly released, allowing users to run, fine-tune, and deploy them. Few of the licenses applicable to open source and open weight software and models have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we may not have incorporated third-party open source software or models in or associated with our software in a manner that is consistent with the terms of the applicable license, regulations of certain jurisdictions, or our current policies and procedures. If we fail to comply with these licenses or regulations, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses or for certain types of AI models that we may be restricted from offering such models in certain jurisdictions. Examples of such challenges unique to generative and non-generative models that create potential risks include, without limitation, the sources of the data on which such models were trained, their legal status in different jurisdictions, rights of the original controllers of such data, bias training issues, data the models can be prompted to generate, and the manner in which the models are to be used, all subject to different and evolving laws and regulations across multiple jurisdictions.
In addition, some open source software may include output from generative AI software or other software that incorporates or relies on generative AI or other AI technologies. The use of such open source software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation or those of other international legal jurisdictions in which we do business. Attempting to ensure our compliance in integrating such open source and generative AI components with licensing terms, regulatory changes, and our required intellectual property guidelines and legal requirements to do business may result in the expenditure of significant resources and in our failure to meet all relevant, material software and technology release timetables and requirements. Increased use of AI-based developer tools may increase the amount of third party-sourced or derived software incorporated into our products, and introduces increased risks of compliance related to open source and other licensing, as well as complexities in title and intellectual property registration of certain AI-generated aspects.
Changes in supply chain and export control regulations imposed by the U.S. federal government and other governments due to geopolitical changes and government policies may require us to make changes to some of our open source, open weight, and other third-party dependencies, which may result in additional costs and may adversely impact customer use and adoption of our solutions.
If an author or other third party that distributes such open source software or open weight models were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software or open weight models and be required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software and open weight models against companies that incorporate such technology into their products, and the licensors of such open source software or open weight models provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products if re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation, or violation due to the reliance by our solutions on certain open source software or models, and such litigation could be costly for us to defend or subject us to an injunction. Some open source projects or open weight models have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations, and financial condition.

Risks Related to Taxation
Unanticipated changes in effective tax rates could expose us to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the Netherlands, the United States, and other jurisdictions, are subject to change and interpretation. Any new legislation or interpretations of existing legislation could affect our tax obligations in countries where we do business or cause us to change the way we operate our business and result in increased taxation of our international earnings.
For example, the Organisation for Economic Co-operation and Development (“OECD”)/G20 Inclusive Framework has been addressing tax matters arising from the digitalization of the economy, including by releasing the OECD’s Pillar One and Pillar Two blueprints on October 12, 2020. Pillar One refers to the re-allocation of taxing rights to jurisdictions where sustained and significant business is conducted, regardless of a physical presence, while Pillar Two establishes a minimum tax to be paid by multinational enterprises. On December 15, 2022, the Council of the EU formally adopted Directive (EU) 2022/2523 (the “Pillar Two Directive”) to achieve a coordinated implementation of Pillar Two in EU Member States consistent with EU law. In the Netherlands, this directive is implemented in the Minimum Tax Rate Act 2024 (Wet minimumbelasting 2024). This measure ensures that multinational enterprises that are within the scope of the Pillar Two rules are subject to a corporate tax rate of at least 15%. The Minimum Tax Rate Act 2024 currently does not have a material adverse effect on our financial results.
The United States has an alternative minimum tax called the Base Erosion and Anti-Abuse Tax (the “BEAT”) that applies to certain U.S. corporations, including Elastic for these purposes. The BEAT is imposed on certain deductible amounts paid by a U.S. corporation that (i) has aggregate gross receipts of at least $500 million over its three prior taxable years and (ii) is at least 25%-owned by a non-U.S. person (or otherwise related to a non-U.S. person in specified circumstances). The BEAT taxes “modified taxable income” of a U.S. corporation described above at a rate of 10.5%. In general, modified taxable income is calculated by adding back to the U.S. corporation’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss (“NOL”) deductions. The BEAT applies only to the extent it exceeds the U.S. corporation’s regular corporate income tax liability (determined without regard to certain tax credits). Compliance with the BEAT could have an adverse impact on our U.S. tax obligations, operating results and cash flows.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The legislation has multiple effective dates, with certain provisions effective for us in the current fiscal period and others in our fiscal year ending April 30, 2027. We have completed our assessment of the tax impact of the provisions effective in the fiscal year ended April 30, 2026, and concluded there is no material impact on our consolidated financial statements. We continue to monitor the potential impacts of the provisions effective in future fiscal years, as well as any forthcoming regulatory guidance.
The applicability of sales, use, and other indirect tax laws or regulations on our business is uncertain. Tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our services and adversely impact our business.
The application of U.S. federal, state, and local tax laws and regulations, and non-U.S. tax laws and regulations to services provided electronically is evolving. New sales, use, value-added, goods and services, consumption, or other direct or indirect tax laws could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet, directly or through partners, or could otherwise materially affect our financial position and operating results. As we expand the scale of our international business activities, any changes in the U.S. or non-U.S. taxation of such activities may increase our worldwide effective tax rate and harm our business, operating results, and financial condition.

In addition, tax jurisdictions have differing rules and regulations governing sales, use, value-added, goods and services, consumption, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts on prior and future sales, as well as require us or our customers to pay fines or penalties and interest for past amounts. Although our customer contracts typically provide that our customers must pay all applicable sales and similar taxes, our customers may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our customers, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our services in future periods could also adversely affect our sales activity and financial performance.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions under which we could be obligated to pay additional taxes.
Based on our current corporate structure, we may be subject to taxation in multiple jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. The taxing authorities of some of such jurisdictions may contest our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Tax authorities examine and may audit our income tax returns and other non-income tax returns, such as payroll, indirect, net worth or franchise, property, goods and services, and excise taxes, in both the United States and foreign jurisdictions. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for, or benefit from, income taxes and other tax liabilities requires significant judgment by management, including with respect to transactions for which the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results for the period or periods for which such determination is made.
Our ability to use our NOL carryforwards to offset future taxable income may be subject to certain limitations.
As of April 30, 2026, we had NOL carryforwards for Netherlands, United States (federal and state, respectively), and United Kingdom income tax purposes of $1.557 billion, $229.6 million, $505.4 million, and $68.9 million, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize NOLs could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. These limitations could prevent us from deriving some or all of the expected benefits from our NOLs.
U.S. persons who hold our ordinary shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
A non-U.S. corporation will generally be considered a passive foreign investment company (“PFIC”), for U.S. federal income tax purposes, in any taxable year if either (i) at least 75% of its gross income for such year is passive income or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income (“the PFIC asset test”). For purposes of the PFIC asset test, the value of our assets will generally be determined by reference to our market capitalization. Based on our past and current projections of our income and assets, we do not expect to be a PFIC for the current taxable year or for the foreseeable future. Nevertheless, a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year). Since our projections may differ from our actual business results and our market capitalization and the value of our assets may fluctuate, we cannot assure you that we will not be or become a PFIC in the current taxable year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. person (as defined in Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended) holds our ordinary shares, such U.S. person may be subject to adverse tax consequences. Each U.S. person who holds our ordinary shares should consult such person’s tax advisor regarding the application of these rules and the availability of any potential elections.

We may not be able to make distributions or repurchase our shares without subjecting our shareholders to Dutch withholding tax.
We have not paid a cash dividend on our ordinary shares in the past and we do not intend to pay any cash dividends to holders of our ordinary shares in the foreseeable future. However, if we ever do pay dividends or repurchase our shares without an applicable exemption, then under current Dutch tax law, the dividend paid or repurchase price paid may be subject to Dutch dividend withholding tax at a rate of 15% under the Dutch Dividend Withholding Tax Act (Wet op de dividendbelasting 1965, “Regular Dividend Withholding Tax”), unless a domestic or treaty exemption applies.
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
Under a proposal of law currently pending before the Dutch Parliament, referred to as the Emergency act conditional exit dividend withholding tax (Spoedwet conditionele eindafrekening dividendbelasting, “DWT Exit Tax”), we would be deemed to have distributed an amount equal to our entire market capitalization less recognized paid-up capital immediately before the occurrence of certain events, including if we cease to be a Dutch tax resident for purposes of a tax treaty concluded by the Netherlands with another jurisdiction and become, for purposes of such tax treaty, exclusively a tax resident of that other jurisdiction which is a qualifying jurisdiction. A qualifying jurisdiction is a jurisdiction other than a member state of the EU/EEA which does not impose a withholding tax on distributions, or that does impose such a tax but that grants a step-up for earnings attributable to the period before we become exclusively a resident in such jurisdiction. This deemed distribution would be subject to a 15% tax insofar as it exceeds a franchise of 50 million Euros. The tax would be payable by us as a withholding agent. A full exemption would apply to entities and individuals that are resident in an EU/EEA member state or a state that has concluded a tax treaty with the Netherlands that contains a dividend article, provided we submit a declaration confirming the satisfaction of applicable conditions by qualifying shareholders within one month following the taxable event. We would be deemed to have withheld the tax on the deemed distribution and have a statutory right to recover this from our shareholders. Dutch resident shareholders qualifying for the exemption would be entitled to a credit or refund, and non-Dutch resident shareholders qualifying for the exemption would be entitled to a refund, subject to applicable statutory limitations, provided the tax has been actually recovered from them.
The DWT Exit Tax proposal has been amended several times since the initial proposal and is under ongoing discussion. In addition, a critical reaction from authorities to the latest proposal of law has been published. It is therefore not certain whether the DWT Exit Tax will be enacted and if so, in what form. If enacted in its present form, the DWT Exit Tax would have retroactive effect as from December 8, 2021.

Risks Related to Regulatory Matters
Any actual or perceived failure by us to comply with government or other obligations related to privacy, data protection, and information security could adversely affect our business.
We are subject to compliance risks and uncertainties under a variety of federal, state, local, and foreign laws and regulations governing privacy, data protection, information security, AI use, and the collection, storage, transfer, use, retention, sharing, disclosure, protection, and processing of personal data. Privacy, data protection, and information security laws and regulations may be interpreted and applied differently depending on the jurisdiction and continue to evolve, making it difficult to predict how they may develop and apply to us.
The regulatory frameworks for these issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Government bodies or agencies in the past have adopted or amended, and in the future may adopt or amend, laws and regulations affecting data protection, data privacy, AI, or information security or regulating the use of the Internet as a commercial medium.
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
Internationally, most jurisdictions in which we operate have established their own privacy, data protection, AI, and information security legal frameworks with which we or our customers must comply. Within the European Union, the General Data Protection Regulation (“GDPR”) applies to the processing of personal data. The GDPR imposes significant obligations upon our business, and compliance with these obligations can vary depending on how different regulators may interpret them. Failure to comply, or perceived failure to comply, can result in administrative fines of up to 20 million Euros or four percent of the group’s annual global turnover, whichever is higher. Similarly, the United Kingdom has implemented legislation that is substantially similar to the GDPR under which penalties for violations, actual or perceived, can be up to 17.5 million British Pound Sterling or four percent of the group’s annual global turnover, whichever is higher. Both the GDPR and its U.K. equivalent also feature stringent requirements on cross-border transfers that are currently subject to judicial challenge, and that could affect our ability to make international transfers and subject us to the regimes’ penalties. In addition to these comprehensive data protection laws, we may be subject to international sectoral legal requirements as part of cloud infrastructure (under NIS2) or indirectly via clients (under the Digital Operational Resilience Act, or DORA), in the capacity of a service provider.
We may also be or become subject to new laws and regulations that regulate non-personal information. For example, the European Union’s Data Act (“EU Data Act”) imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as requirements concerning cross-border international transfers of, and governmental access to, non-personal information outside the European Economic Area (“EEA”). Although to date our compliance with the EU Data Act has not had a material adverse effect on our financial results, depending on how the EU Data Act and any similar laws or regulations are implemented, interpreted and enforced, we may have to adapt our business practices, contractual arrangements, and services in the EEA to comply with such obligations, which could negatively affect our regional revenue and results of operations.
In addition to government regulation, industry groups have established or may establish new and different self-regulatory standards that may legally or contractually apply to us or to our customers. Moreover, our customers increasingly expect us to comply with more stringent privacy, data protection, AI use, and information security requirements than those imposed by laws, regulations, or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. Any failure to meet our customers’ requirements may adversely affect our revenues and prospects for growth.

We expect that there will continue to be changes in interpretations of existing or new laws and regulations, proposed laws, and other obligations, which could impair our or our customers’ ability to process personal data, restrict our ability to transfer data and other digital assets internationally, decrease demand for our offerings, impact our marketing efforts, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. It is possible that these laws and regulations or other actual or asserted obligations relating to privacy, data protection, or information security may be interpreted and applied in ways that are, or are alleged to be, inconsistent with our data management practices or the features of our products. In such an event, we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our products or our business practices, any of which could have an adverse effect on our business.
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
Our software and services, in some cases, are subject to U.S. export control laws and regulations including the EAR, and trade and economic sanctions maintained by OFAC, as well as similar laws and regulations in the countries in which we do business. An export license may be required to export or re-export our software and services to, or import our software and services into, certain countries and to certain end-users or for certain end-uses. If we were to fail to comply with such U.S. and foreign export control laws and regulations, trade and economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration of employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities. Further, export control laws and economic sanctions in many cases prohibit the export of software and services to certain embargoed or sanctioned countries, governments, and persons, as well as for prohibited end uses. Monitoring and ensuring compliance with these complex U.S. export control laws involves uncertainties because our offerings are widely distributed throughout the world, and information available on the users of these offerings is limited in some cases. Even though we take precautions in an effort to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.
Various countries have enacted laws that could limit our ability to distribute our products and services or could limit our end customers’ ability to implement our products in those countries based on encryption in our offerings. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end customers with international operations from deploying our products globally or, in some cases, prevent or delay altogether the export or import of our products and services to certain countries, governments, or persons. Reduced use of our products and services by, or decreased ability by us to export or sell our products to, existing or potential end customers with international operations could result from changes in export or import laws or regulations, sanctions, or related legislation; shifts in the enforcement or scope of existing export or import laws or regulations or sanctions; or changes in the countries, governments, persons, or technologies targeted by such export or import laws or regulations or sanctions.

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
The market price of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including those resulting from the risks and uncertainties described in this “Risk Factors” section. The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, stock prices of companies with significant operating losses have recently declined significantly, and in many instances more significantly than stock prices of companies with operating profits. The economic impact and uncertainty of changes in the inflation, interest and macroeconomic environments, international trade relations, and geopolitical conflicts have exacerbated this volatility in both the overall stock markets and the market price of our ordinary shares. A significant decline in the price of our shares could subject us to securities class action litigation, such as the purported class action lawsuit filed against us in February 2025. Our involvement in securities litigation could subject us to substantial costs, divert resources and the attention of management from our operations and adversely affect our business.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance and other expectations regarding our future performance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or other public disclosures. Such guidance and expectations are forward-looking and represent our management’s estimates as of the date of release. They are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies affecting our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Further, analysts and investors may develop and publish their own forecasts concerning our financial results, which may form a consensus about our future performance. Our business and future operating results may vary significantly from such guidance or other expectations or that consensus due to a number of factors, many of which are beyond our control, including the global economic uncertainty and volatile financial market conditions characterizing the current macroeconomic environment. Further, if we make downward revisions of our previously announced guidance or other expectations, or if we withdraw such guidance or other expectations, or if our publicly announced guidance or other expectations of future operating results fail to meet expectations of securities analysts, investors or other interested parties, the price of our ordinary shares could decline. In light of the foregoing, investors should not unduly rely upon our guidance or other expectations in making an investment decision regarding our ordinary shares.
The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.
Our executive officers and directors together beneficially own a significant amount of our outstanding ordinary shares. As a result, these shareholders, acting together, can exercise significant influence over matters that require approval by our shareholders, including matters such as adoption of the financial statements, declarations of dividends, the appointment and dismissal of directors, capital increases, amendments to our articles of association, and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other shareholders may view as beneficial.
The issuance of additional ordinary shares in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other shareholders.
Our articles of association authorize us to issue up to 165 million ordinary shares and up to 165 million preference shares with such rights and preferences as are included in our articles of association. On September 30, 2025, our general meeting of shareholders (“general meeting”) empowered our board of directors to issue ordinary shares up to 20% of our issued share capital as of August 21, 2025, for a period of 18 months until March 30, 2027 (the “2025 share issuance authorization”). In line with market practice for Dutch publicly traded companies, we expect to renew this authorization annually at our general meeting. Subject to compliance with applicable rules and regulations and the above authorization limitation, we may issue ordinary shares or securities convertible into ordinary shares from time to time in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing shareholders unless pre-emptive rights exist and cause the market price of our ordinary shares to decline.

Certain holders of our ordinary shares may not be able to exercise pre-emptive rights and as a result may experience substantial dilution upon future issuances of ordinary shares.
Holders of our ordinary shares in principle have a pro rata pre-emptive right with respect to any issue of ordinary shares or the granting of rights to subscribe for ordinary shares, unless Dutch law or our articles of association state otherwise or unless explicitly provided otherwise in a resolution by our general meeting, or if authorized by the annual general meeting or an extraordinary general meeting, by a resolution of our board of directors. Our 2025 general meeting has empowered our board of directors to restrict or exclude pre-emptive rights on ordinary shares issued pursuant to the 2025 share issuance authorization, up to 10% of our issued share capital as of August 21, 2025 for a period of 18 months until March 30, 2027, which could cause existing shareholders to experience substantial dilution of their interest in us. In line with market practice for Dutch publicly traded companies, we expect to renew this authorization annually at our general meeting.
As of April 30, 2026, there were no preference shares issued or outstanding. Preference shares in the capital of the Company may currently be issued pursuant to a resolution adopted by the general meeting at the proposal of the board of directors. Pre-emptive rights do not exist with respect to the issue of preference shares and holders of preference shares, if any, have no pre-emptive right to acquire newly issued ordinary shares. Also, pre-emptive rights do not exist with respect to the issue of shares or the granting of rights to subscribe for shares to our employees, nor with respect to the issue of shares or the granting of rights to subscribe for shares against contributions in kind.
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
Our articles of association contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for shareholders to appoint directors that are not nominated by the current members of our board of directors or to take other corporate actions, including effecting changes in our management. These provisions include:
•the staggered three-year terms of the members of our board of directors, as a result of which only approximately one-third of the members of our board of directors may be subject to election in any one year;
•a provision that the members of our board of directors may be removed only by a general meeting by a two-thirds majority of votes cast representing at least 50% of our issued share capital if such removal is not proposed by our board of directors;
•a provision that the members of our board of directors may only be appointed upon binding nomination of the board of directors, which may be overruled only with a two-thirds majority of votes cast representing at least 50% of our issued share capital;
•requirements that certain matters, including an amendment of our articles of association, may be brought to our shareholders for a vote only upon a proposal by our board of directors; and
•minimum shareholding thresholds, based on nominal value, for shareholders to call general meetings of our shareholders or to add items to the agenda for those meetings.

We are subject to the Dutch Corporate Governance Code but do not comply with all the suggested governance provisions of that code, which may affect your rights as a shareholder.
As a Dutch company, we are subject to the Dutch Corporate Governance Code. The DCGC contains both principles and suggested governance provisions for management boards and supervisory boards (or, in the case of a one tier structure, the board of directors), shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the suggested governance provisions of the DCGC. If they do not comply with those provisions, for example because of a conflicting requirement, companies are required to give the reasons for such noncompliance. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including the NYSE. We aim to comply with all applicable provisions of the DCGC except where such provisions conflict with U.S. exchange listing requirements or with market practices in the United States or the Netherlands, in which case we comply with such exchange listing requirements and market practices. This compliance position may affect your rights as a shareholder, and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the suggested governance provisions of the DCGC.
We do not intend to pay cash dividends in the foreseeable future, so your ability to achieve a return on your investment will depend upon appreciation in the price of our ordinary shares.
We have never declared or paid any cash dividends on our shares. We do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. Were this position to change, payment of future dividends may be made only if our equity exceeds the amount of the paid-in and called-up part of the issued share capital, increased by the reserves required to be maintained by Dutch law and our articles of association. Accordingly, investors currently must rely on sales of their ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
In October 2025, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $500 million of the Company’s outstanding ordinary shares, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not obligate us to repurchase any specific amount of ordinary shares. The actual timing and amount of repurchases remain subject to a variety of factors, including share price, trading volume, market conditions and other general business considerations, all of which may be negatively affected by macroeconomic conditions and factors. The share repurchase program may be modified, suspended, or terminated at any time and may not be fully consummated. The share repurchase program could increase the volatility of the trading price of our ordinary shares and will decrease our cash reserves, which may be needed for deployment in our business.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our ordinary shares, our share price and trading volume could decline, which could adversely affect our business.
The trading market for our ordinary shares is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, our share price would likely decline. Further, investors and analysts may not understand how our consumption-based arrangements differ from a typical subscription-based pricing model. In addition, the share prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts or public investors. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, our share price may decline. Analysts also could downgrade our ordinary shares or publish unfavorable research about us. If one or more of the analysts who cover our company cease to cover us, or fail to publish reports on us regularly, our profile in the financial markets could decrease, which in turn could cause our share price or trading volume to decline and could adversely affect our business.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.

Risks Related to our Outstanding Senior Notes
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
We have a substantial amount of indebtedness and we may incur additional indebtedness in the future. As of April 30, 2026, we had outstanding $575.0 million aggregate principal amount of our 4.125% Senior Notes due July 15, 2029 (the “Senior Notes”). Our indebtedness could have important consequences, including:
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

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants and may require us to maintain specified financial ratios and satisfy other financial condition tests. We may not be able to maintain compliance with these restrictive or financial covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the relevant lenders or amend the covenants.
Our failure to comply with the restrictive covenants described above or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected. As a result, our failure to comply with such restrictive covenants could have a material adverse effect on our business, results of operations and financial condition.
We may be required to repurchase some of the Senior Notes upon a change of control triggering event.
Holders of the Senior Notes can require us to repurchase the Senior Notes upon a change of control (as defined in the indenture governing the Senior Notes) at a repurchase price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest to, but excluding, the applicable repurchase date. Our ability to repurchase the Senior Notes may be limited by law or the terms of other agreements relating to our indebtedness. In addition, we may not have sufficient funds to repurchase the Senior Notes or have the ability to arrange necessary financing for the repurchase on acceptable terms, if at all. A change of control may also constitute a default under, or result in the acceleration of the maturity of, our other then-existing indebtedness. Our failure to repurchase the Senior Notes would result in a default under the Senior Notes, which may result in the acceleration of payment under the Senior Notes and other then-existing indebtedness. We may not have sufficient funds to make any payments triggered by such acceleration, which could result in foreclosure proceedings and our seeking protection under the U.S. bankruptcy code.

General Risk Factors
We may not benefit from our acquisition strategy.
As part of our business strategy, we have in the past made, and may in the future make, investments through acquisition or otherwise in complementary companies, products, or technologies to augment our existing business. We may not be able to identify suitable acquisition candidates or complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention from operations, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize acquired technology or personnel, realize anticipated synergies from acquisitions, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ordinary shares. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. We may incur unforeseen legal liability arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process or that prove to have a greater than anticipated adverse impact. Acquired businesses may not have invested sufficient efforts in their own regulatory compliance, and we may need to invest in such businesses and seek to improve their regulatory compliance controls and systems. We may acquire development stage companies that are not yet profitable, and that require continued investment, thereby reducing our cash available for other corporate purposes. The occurrence of any of these risks could harm our business, results of operations, and financial condition.
Catastrophic events, or man-made events such as terrorism or war, may disrupt our business.
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage, could have an adverse impact on our business, results of operations, and financial condition. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes in areas where we or our suppliers and customers conduct business. Some of our management members and other employees are located in the San Francisco Bay Area, a region known for seismic activity, wildfires and other extreme weather events. If our or our partners’ operations are hindered by any of the foregoing events, we could experience sales delays, supply chain disruptions, and other negative impacts on our business. In addition, acts of terrorism, acts of war, geopolitical turmoil, other geopolitical unrest or health issues, such as a pandemic outbreak, or fear of such events, could cause disruptions in our business or the business of our partners, customers or the economy as a whole. Any disruption in the business of our partners or customers that affects sales in a fiscal quarter could have a significant adverse impact on our quarterly results for that and future quarters. The potential impacts of these risks may be further increased if our disaster recovery plans prove to be inadequate.
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
As a public company in the United States, we are subject to the Sarbanes-Oxley Act and SEC rules and regulations, which require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We face rapidly evolving and sophisticated threats, which are further amplified by the maturation of AI capabilities, of breaches of our systems and networks as well as those of our suppliers and third-party service providers. To mitigate this threat to our business, we take a comprehensive approach to cybersecurity and expend corresponding resources on cybersecurity risk management, strategy, and governance.
Risk Management and Strategy
We integrate our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats into our enterprise risk management program, which references aspects of recognized frameworks such as the National Institute of Standards and Technology Cybersecurity Framework and entails assessments against applicable standards such as ISO 27001, SOC 2, PCI, and FedRAMP. Our cybersecurity program encompasses the key elements described below:
Collaboration. We employ a cross-functional, risk-based approach to identify and address anticipated and real-time threats to our cybersecurity. Our internal security, risk, and compliance personnel meet regularly to develop strategies for preserving the confidentiality, integrity and availability of corporate, customer, and other third-party information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity events and incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents, if applicable, can be made in a timely manner.
Our in-house global threat research team, Elastic Security Labs, a team of security engineers, practitioners, and researchers, works to identify and prevent emerging threats, using malware reverse engineering, behavior analytics, data science and AI. We use the research generated by Elastic Security Labs and other sources to implement security checks and reviews throughout our product development lifecycle.
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
Incident Response and Recovery Planning. Our cybersecurity program includes a dedicated cybersecurity function led by our Chief Information Security Officer (“CISO”). As part of our cybersecurity function, our Distributed Security Response Team (“DSRT”) administers a program to monitor, detect, investigate, respond to, and escalate management of internal and external cybersecurity threats and incidents. The DSRT provides threat intelligence information from internal and external resources to our CISO, broader security and resiliency organization, and relevant business units and functional areas as one source within our risk assessment process. Our cybersecurity function partners closely with our Data Privacy organization, led by the Business Integrity Officer, and others within the Legal organization to ensure prompt response on data breach and any other regulatory notification requirements. We have incident response and recovery plans that we test and evaluate for effectiveness in accordance with industry standards.
Third-Party Risk Management. We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of certain third-party service providers. These providers are subject to security risk assessments, including open-source security review procedures, at the time of onboarding, contract renewal, and upon detection of a significant increase in risk profile. We use a variety of inputs in the risk assessments, including information supplied by providers and third parties. In addition, we require these providers to meet appropriate security requirements, controls and responsibilities, and we investigate security incidents that have impacted our third-party providers.
Education and Awareness. Our policies require each of our employees to contribute to our data security efforts. We regularly reinforce with our employees the importance of handling and protecting customer and employee data, including through mandatory annual privacy, security and responsible AI use training to enhance employee awareness of how to detect and respond to cybersecurity threats. We also perform periodic phishing tests for groups with critical access.

External Assessments. Our cybersecurity program is regularly assessed by consultants and third-party auditors. These assessments include information security maturity evaluations, audits, and independent reviews of our information security control environment and operating effectiveness. The results of significant assessments are reported to management and then summarized for presentation to our Audit Committee and board of directors. We adjust our cybersecurity processes based on these results. We have obtained industry certifications and attestations that demonstrate our dedication to protecting the data our customers entrust to us. Information about such certifications can be found on our website.
Governance
Board Oversight. Our board of directors oversees the Company’s risk management process. It has delegated to our Audit Committee the primary responsibility for executing oversight of our cybersecurity risk management processes. In performing this role, the Audit Committee receives regular reports from our CISO and other members of management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. The Audit Committee also considers regular updates from management on our cybersecurity risk profile based on risk assessments, progress of risk reduction initiatives, third-party auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents. The Audit Committee reports quarterly to our board of directors regarding the Audit Committee’s activities in overseeing cybersecurity risk management. The Audit Committee generally receives materials, including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks and describing our ability to mitigate those risks, and discusses such matters with our CISO.
Management’s Role. Our cybersecurity program efforts are directed by our CISO who, with the support of the Chief Financial Officer, the Chief Product Officer, and the Chief Legal Officer, has the primary responsibility for assessing and managing material cybersecurity risks. The CISO along with these members of our management, who also have received training and have experience with cybersecurity, acting as a group, drive alignment on security decisions across the Company. The CISO and various members of this group generally meet quarterly with the Audit Committee to review security performance metrics, identify security risks and review mitigation strategies, and assess the status of approved security enhancements. Our CISO has served in various roles in IT, information security and risk management for over 28 years, including serving as the Information Security Officer and Chief Security Officer of multiple companies.
Although our “Risk Factors” section in this report presents information about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. Notwithstanding our investment in cybersecurity, we may not be successful in identifying a cybersecurity risk or preventing or mitigating a cybersecurity incident or product security vulnerability that could have a material adverse effect on our business, results of operations, or financial condition. Although we maintain cybersecurity insurance, the costs related to cybersecurity incidents may not be fully insured. For a discussion of cybersecurity risks affecting our business, see “Item 1A—Risk Factors—Risks Related to our Business and Industry—If we experience a security incident, or if unauthorized access to or other unauthorized processing of confidential information, including personal data, otherwise occurs, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.”
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

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties from time to time may assert claims against us in the form of letters and other communications. We are currently not a party to any legal proceedings that, if determined adversely to us, would individually or taken together, in our opinion, have a material adverse effect on our business, results of operations, financial condition or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, such litigation could have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Ordinary Shares
Our ordinary shares are listed on the NYSE under the trading symbol “ESTC.”
Holders of Record
As of May 29, 2026, there were 41 shareholders of record of our ordinary shares. The number of such holders does not include beneficial owners of our ordinary shares that are held of record by brokers and other institutions on behalf of such beneficial owners.
Dividend Policy
We have never declared or paid any cash dividends on our ordinary shares, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity under our authorized share repurchase program for the three months ended April 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2) (in thousands)
February 1, 2026 to February 28, 2026	652,759	$61.28	652,759
March 1, 2026 to March 31, 2026	—	—	—
April 1, 2026 to April 30, 2026	—	—	—
Total	652,759	$61.28	652,759	$160,000
(1)    Weighted-average price paid per share excludes transaction costs associated with the repurchases.
(2)    In October 2025, our board of directors authorized a share repurchase program of up to $500.0 million of our outstanding ordinary shares. The program has no expiration date. All repurchases during the three months ended April 30, 2026 were made in open market transactions.
Stock Performance Graph
The graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index for our five most recent fiscal years. The graph assumes $100 was invested at the market close on April 30, 2021. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our ordinary shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
ESTC
S&P 500
S&P 500 IT
$300.00
$200.00
$100.00
$—
4/30/2021
10/31/2021
4/30/2022
10/31/2022
4/30/2023
10/31/2023
4/30/2024
10/31/2024
4/30/2025
10/31/2025
4/30/2026

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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the years ended April 30, 2026, 2025, and 2024, and year-to-year comparisons between the years ended April 30, 2026 and 2025. A discussion of our financial condition and results of operations for the year ended April 30, 2024 and year-to-year comparisons between the years ended April 30, 2025 and 2024 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2025, filed with the SEC on June 10, 2025.
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
We offer three Elasticsearch-powered solutions—Search & AI, Elastic Observability, and Elastic Security—that are built on our platform. We help organizations, their employees, and their customers find what they need faster, while keeping mission-critical applications and infrastructure running smoothly and protecting against cyber threats.
Our platform is able to ingest data from any source, in any format, and perform search, analysis, and visualization of that data. With Elasticsearch at its core, our platform is a highly scalable document store, columnar database, and search engine and is the unified data store for all of our solutions and use cases. Featuring a common, solution-agnostic user interface with an embedded AI agent and support for third-party AI agents, our platform offers powerful drag-and-drop visual analytics, centralized management capabilities, and the world's most downloaded open source vector database, which gives developers a full suite of sophisticated retrieval algorithms and the ability to integrate with LLMs. It delivers the comprehensive set of capabilities developers need to build, maintain, and secure next-generation applications and services. Our platform can be used by developers and IT decision makers to power a variety of use cases.
We make our platform available as a service across major cloud providers. Customers can also deploy our platform across hybrid clouds, public or private clouds, and multi-cloud environments. As digital transformation continues to drive mission-critical business functions towards increasingly complex data landscapes, we believe that every company must incorporate search AI capabilities across IT and line-of-business organizations to find the answers that matter from all of its data in real time and at scale.
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

We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support independently. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are either term-based or consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 94% and 93% of total revenue for the years ended April 30, 2026 and 2025, respectively. We also generate revenue from consulting and training services.
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
Many of these customers start with limited initial spending on our products but can significantly increase their spending over time. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,720 and over 1,510 as of April 30, 2026 and 2025, respectively. In addition, we had over 240 customers who represented greater than $1.0 million in ACV as of April 30, 2026. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both seeking to obtain new customers and on pursuing additional sales to existing customers. In addition to our direct sales efforts, we maintain partnerships to further extend our reach and awareness of our products around the world.
We have experienced significant growth, with revenue increasing to $1.739 billion for the year ended April 30, 2026 from $1.483 billion for the year ended April 30, 2025 and $1.267 billion for the year ended April 30, 2024, representing year-over-year growth of 17% for the years ended April 30, 2026 and 2025. For the years ended April 30, 2026, 2025, and 2024, revenue from outside the United States accounted for 46%, 44%, and 42% of our total revenue, respectively.
We recorded net income of $367.8 million and $61.7 million for the years ended April 30, 2026 and 2024, respectively, while we incurred a net loss of $108.1 million for the year ended April 30, 2025. Our net cash provided by operating activities was $326.9 million, $266.2 million, and $148.8 million for the years ended April 30, 2026, 2025, and 2024, respectively. We had an accumulated deficit of $732.0 million as of April 30, 2026 due to losses in all but two fiscal years since our inception. We may incur net losses in the future and there can be no assurance whether, or when, we may become profitable on a consistent basis.
We continue to make substantial investments in developing our platform and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 4,019 employees as of April 30, 2026.
Current Economic Conditions
Macroeconomic events, including a resurgence in inflation, fluctuations in economic growth, changes in and uncertainty of international trade policies, and geopolitical turmoil, continue to evolve and impact worldwide economic activity. Governmental and corporate responses to these factors, including changing interest rates and unpredictable and decreased spending, will continue to affect the macroeconomic conditions. We have experienced and, if economic conditions remain uncertain or deteriorate, may continue to experience longer and more unpredictable sales cycles, increased scrutiny of prospective sales, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of additional risks.

Recent Developments
On July 4, 2025, OBBBA was enacted into law, introducing significant changes to U.S. federal tax law. The legislation includes provisions that impacted us in the year ended April 30, 2026, and the tax effects of those provisions have been reflected in our benefit from income taxes. Additional provisions become effective in future periods and we are continuing to evaluate their impacts as regulatory guidance and interpretive clarifications emerge. See Note 13, “Income Taxes,” of our accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Key Factors Affecting our Performance
We believe that the growth and future success of our business depend on many factors, including those described below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address to sustain our growth and improve our results of operations.
Developing new features for the Elasticsearch Platform. Our platform is applied to various use cases by customers, including through the solutions we offer. Our revenue is derived primarily from subscriptions of Search & AI, Elastic Observability, and Elastic Security built into our platform. We believe that releasing additional features of our platform, including our solutions, drives usage of our products and ultimately drives our growth. To that end, we plan to continue to invest in building new features and solutions that expand the capabilities of our platform, specifically including investments in context engineering, AI models, and agentic workflows. We also intend to continue to pursue acquisitions selectively to enhance the technology in our platform and our solutions. These investments may adversely affect our operating results prior to generating benefits, to the extent that they ultimately generate benefits at all.
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
Growing our customer base by acquiring new customers. Our financial performance depends on growing our paid customer base by acquiring new customers. We have invested, and expect to continue to invest, heavily in sales and marketing efforts and leverage our network of partners to target new customers and drive further awareness and adoption within our user community. Our investment in sales and marketing is significant given our large and diverse user base and our efforts to engage prospects in executive-level conversations. Because these investments are likely to occur before we realize the anticipated benefits of such investments, they may adversely affect our operating results in the near term.
On November 12, 2024, we added the AGPL as an option to license the free part of our Elasticsearch and Kibana source code that has been available under the Elastic License 2.0 and SSPL. AGPL is an Open Source Initiative-approved open source license. We anticipate that the addition of this license will drive further engagement and adoption of our software in areas such as vector search within our large community, further increasing our appeal for driving AI and machine learning use cases from large amounts of data. Subject to compliance with the conditions of AGPL, anyone may also redistribute our software in modified or unmodified form or use it to provide a competitive product or service offering.
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

We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, which we refer to as Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, which we refer to as Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the same amount, the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 112% as of April 30, 2026.
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
Expanding our penetration in enterprise and commercial customer accounts. Our future growth depends on our ability to successfully target strategic enterprise and high-propensity commercial customers using a sales-led motion. We meet our customers where they are, selling Elastic Self-Managed, Elastic Cloud Hosted, and Elastic Cloud Serverless deployments, focusing on high-value existing and new customers.
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
Cost of Revenue
Subscription. Cost of subscription consists primarily of cloud hosting costs, personnel and related costs for employees associated with supporting our subscription arrangements, certain third-party expenses associated with our customer support, and amortization of certain intangible and other assets. Personnel and related costs comprise cash compensation, benefits and stock-based compensation to employees, costs of third-party contractors, and allocated overhead costs. We expect our cost of subscription to increase in absolute dollars as our subscription revenue increases.
Services. Cost of services revenue consists primarily of personnel costs directly associated with delivery of training, implementation and other services, costs of third-party contractors, facility rental charges and allocated overhead costs. We expect our cost of services to increase in absolute dollars as we invest in our business and as services revenue increases.

Gross profit and gross margin. Gross profit represents revenue less cost of revenue. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the timing of our acquisition of new customers and our renewals with existing customers, the average sales price of our subscriptions and services, the amount of our revenue represented by hosted services, the mix of subscriptions sold, the mix of revenue between subscriptions and services, the mix of services between consulting and training, transaction volume growth, and support case volume growth. We expect our gross margin to fluctuate over time depending on the factors described above. We expect our revenue from Elastic Cloud to continue to increase as a percentage of total revenue, which we expect will continue to have a modest unfavorable impact on our gross margin as a result of the associated third-party cloud hosting costs.
Operating Expenses
Research and development. Research and development expense primarily consists of personnel and related costs, cloud hosting costs, and allocated overhead costs. We expect our research and development expense to increase in absolute dollars for the foreseeable future as we continue to develop new technology and invest further in our existing products.
Sales and marketing. Sales and marketing expense primarily consists of personnel and related costs, commissions, allocated overhead costs, and costs related to marketing programs and user events. Marketing programs consist of advertising, events, brand-building, and customer acquisition and retention activities. We expect our sales and marketing expense to increase in absolute dollars as we expand our sales force and increase our investments in marketing resources. We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are related to the acquisition of certain customer contracts. Deferred contract acquisition costs are amortized over the expected benefit period.
General and administrative. General and administrative expense primarily consists of personnel and related costs for our management, finance, legal, human resources, and other administrative employees. Our general and administrative expense also includes professional fees, accounting fees, audit fees, tax services, and legal fees, as well as insurance, allocated overhead costs, and other corporate expenses. We expect our general and administrative expense to increase in absolute dollars as we increase the size of our general and administrative functions to support the growth of our business.
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
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists primarily of income taxes related to the Netherlands, U.S. federal and state jurisdictions, and foreign jurisdictions in which we conduct business. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions outside the Netherlands and the relative amounts of income we earn in those jurisdictions, non-deductible stock-based compensation, BEAT legislation in the United States, and one-time tax benefits, such as the release of a valuation allowance, or charges.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended April 30,
	2026	2025	2024

	(in thousands)
Revenue
Subscription	$1,634,455	$1,384,520	$1,176,606
Services	104,876	98,776	90,715
Total revenue	1,739,331	1,483,296	1,267,321
Cost of revenue (1)(2)
Subscription	310,169	282,585	246,285
Services	106,103	97,288	83,794
Total cost of revenue	416,272	379,873	330,079
Gross profit	1,323,059	1,103,423	937,242
Operating expenses (1)(2)(3)
Research and development	451,925	365,758	341,951
Sales and marketing	710,188	617,176	559,648
General and administrative	194,422	175,186	160,628
Restructuring and other related charges	—	225	4,917
Total operating expenses	1,356,535	1,158,345	1,067,144
Operating loss (1)(2)(3)	(33,476)	(54,922)	(129,902)
Other income, net
Interest expense	(25,142)	(25,307)	(26,132)
Other income, net	56,317	48,660	33,278
Loss before income taxes	(2,301)	(31,569)	(122,756)
(Benefit from) provision for income taxes	(370,067)	76,545	(184,476)
Net income (loss)	$367,766	$(108,114)	$61,720
(1) Includes stock-based compensation expense and related employer taxes as follows:

	Year Ended April 30,
	2026	2025	2024

	(in thousands)
Cost of revenue
Subscription	$10,710	$10,161	$9,378
Services	16,793	15,669	13,365
Research and development	116,370	102,180	98,174
Sales and marketing	98,371	90,973	82,023
General and administrative	65,998	50,932	47,519
Total stock-based compensation expense and related employer taxes	$308,242	$269,915	$250,459
(2) Includes amortization of acquired intangible assets as follows:

	Year Ended April 30,
	2026	2025	2024

	(in thousands)
Cost of revenue
Subscription	$8,795	$9,213	$12,353
Sales and marketing	—	—	2,143
Total amortization of acquired intangibles	$8,795	$9,213	$14,496

(3) Includes acquisition-related expenses as follows:

	Year Ended April 30,
	2026	2025	2024

	(in thousands)
Research and development	$540	$76	$1,385
General and administrative	1,213	606	1,065
Total acquisition-related expenses	$1,753	$682	$2,450
The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Year Ended April 30,
	2026	2025	2024
Revenue
Subscription	94%	93%	93%
Services	6%	7%	7%
Total revenue	100%	100%	100%
Cost of revenue (1)(2)
Subscription	18%	19%	19%
Services	6%	7%	7%
Total cost of revenue	24%	26%	26%
Gross profit	76%	74%	74%
Operating expenses (1)(2)(3)
Research and development	26%	25%	27%
Sales and marketing	41%	41%	44%
General and administrative	11%	12%	13%
Restructuring and other related charges	—%	—%	—%
Total operating expenses	78%	78%	84%
Operating loss (1)(2)(3)	(2)%	(4)%	(10)%
Other income, net
Interest expense	(1)%	(1)%	(2)%
Other income, net	3%	3%	3%
Loss before income taxes	—%	(2)%	(9)%
(Benefit from) provision for income taxes	(21)%	5%	(14)%
Net income (loss)	21%	(7)%	5%

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Year Ended April 30,
	2026	2025	2024
Cost of revenue
Subscription	—%	1%	1%
Services	1%	1%	1%
Research and development	7%	7%	8%
Sales and marketing	6%	6%	6%
General and administrative	4%	3%	4%
Total stock-based compensation expense and related employer taxes	18%	18%	20%
(2) Includes amortization of acquired intangible assets as follows:

	Year Ended April 30,
	2026	2025	2024
Cost of revenue
Subscription	1%	1%	1%
Sales and marketing	—%	—%	—%
Total amortization of acquired intangibles	1%	1%	1%
(3) Includes acquisition-related expenses as follows:

Year Ended April 30,
	2026	2025	2024
Research and development	—%	—%	—%
General and administrative	—%	—%	—%
Total acquisition-related expenses	—%	—%	—%
Comparison of Fiscal Years Ended April 30, 2026 and 2025
Revenue

	Year Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Revenue
Subscription	$1,634,455	$1,384,520	$249,935	18%
Services	104,876	98,776	6,100	6%
Total revenue	$1,739,331	$1,483,296	$256,035	17%
Subscription revenue increased by $249.9 million, or 18%, for the year ended April 30, 2026 compared to the prior year. This increase was primarily driven by continued adoption of both Elastic Cloud and Other subscriptions, which grew 22% and 14%, respectively, over the prior year. The increase in Elastic Cloud revenue was primarily attributable to an increase in revenue from Annual Elastic Cloud, which grew by 28% over the prior year.
Services revenue increased by $6.1 million, or 6%, for the year ended April 30, 2026 compared to the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Year Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Cost of revenue
Subscription	$310,169	$282,585	$27,584	10%
Services	106,103	97,288	8,815	9%
Total cost of revenue	$416,272	$379,873	$36,399	10%
Gross profit	$1,323,059	$1,103,423	$219,636	20%

Gross margin:
Subscription	81%	80%
Services	(1)%	2%
Total gross margin	76%	74%
Cost of subscription revenue increased by $27.6 million, or 10%, for the year ended April 30, 2026 compared to the prior year. This increase was primarily due to an increase of $20.6 million in cloud hosting costs, $4.2 million in personnel and related costs, and $2.0 million in third-party costs. Subscription gross margin increased to 81% for the year ended April 30, 2026 compared to 80% for the prior year primarily due to efficiencies realized in managing our cloud hosting costs relative to revenue growth.
Cost of services revenue increased by $8.8 million, or 9%, for the year ended April 30, 2026 compared to the prior year. This increase was primarily due to increases of $6.0 million in personnel and related costs, $1.8 million in travel expenses, and $1.0 million in miscellaneous other expenses. Gross margin for services revenue was (1)% for the year ended April 30, 2026 compared to 2% for the prior year. The decrease in gross margin was primarily attributable to increases in travel expenses and personnel and related costs. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near term as we seek to expand our services business.
Operating Expenses
Research and development

	Year Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Research and development	$451,925	$365,758	$86,167	24%
Research and development expense increased by $86.2 million, or 24%, for the year ended April 30, 2026 compared to the prior year as we continued to invest in the development of new and existing offerings. The increase was primarily due to increases of $64.2 million in personnel and related costs, $8.9 million in cloud hosting costs, $7.1 million in travel expenses, and $4.0 million in software and equipment costs. The increase in personnel and related costs included increases of $39.8 million in salaries and related taxes, $15.2 million in stock-based compensation, and $7.5 million in employee benefits expense.
Sales and marketing

	Year Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Sales and marketing	$710,188	$617,176	$93,012	15%
Sales and marketing expense increased by $93.0 million, or 15%, for the year ended April 30, 2026 compared to the prior year. The increase was primarily due to increases of $75.6 million in personnel and related costs, $9.5 million in travel expenses, and $4.3 million in marketing expenses. The increase in personnel and related costs included increases of $37.6 million in salaries and related taxes, $17.0 million in commission expense, $10.7 million in employee benefits expense, and $8.2 million in stock-based compensation.

General and administrative

	Year Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
General and administrative	$194,422	$175,186	$19,236	11%
General and administrative expense increased by $19.2 million, or 11%, for the year ended April 30, 2026 compared to the prior year. The increase was primarily due to increases of $19.3 million in personnel and related costs. The increase in personnel and related costs included increases of $15.4 million in stock-based compensation and $3.8 million in salaries and related taxes.
Restructuring and other related charges

	Year Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Restructuring and other related charges	$—	$225	$(225)	NM

NM = Not Meaningful
Restructuring and other related charges decreased by $0.2 million for the year ended April 30, 2026 compared to the prior year, as there were no employee-related severance and termination benefit charges pursuant to any restructuring plan for the year ended April 30, 2026.
Other Income, Net
Interest expense

	Year Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Interest expense	$(25,142)	$(25,307)	$165	(1)%
Interest expense remained relatively flat for the year ended April 30, 2026 compared to the prior year.
Other income, net

	Year Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
Other income, net	$56,317	$48,660	$7,657	16%
Other income, net increased by $7.7 million, or 16%, for the year ended April 30, 2026 compared to the prior year. The increase was due to increases of $4.8 million in interest and other investment income, primarily from our marketable securities and $2.4 million in net foreign currency exchange gains.
(Benefit from) Provision for Income Taxes

	Year Ended April 30,		Change
	2026	2025	$	%

	(in thousands)
(Benefit from) provision for income taxes	$(370,067)	$76,545	$(446,612)	NM

The benefit from income taxes was $370.1 million for the year ended April 30, 2026 compared to a provision for income taxes of $76.5 million for the prior year. Our effective tax rate for the year ended April 30, 2026 was not meaningful due to near break-even net loss before income taxes. Our effective tax rate for the year ended April 30, 2025 was (242)% of our net loss before income taxes. Our effective tax rate is affected by recurring items, such as tax rates in jurisdictions both within and outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, BEAT legislation in the United States, and one-time tax benefits or charges. The benefit from income taxes for the year ended April 30, 2026 was driven primarily by the release of valuation allowances against deferred tax assets in the Netherlands, the United Kingdom, and California for $390.5 million, $23.7 million, and $20.7 million, respectively, partially offset by tax expense in jurisdictions where we are not subject to a valuation allowance or NOLs.
We assess the need for a valuation allowance against our deferred tax assets on a quarterly basis. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of our deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all our deferred tax assets will not be realized. As of April 30, 2026, we determined that, based on the weight of all available positive and negative evidence, it is more likely than not that our Netherlands, United Kingdom, and California deferred tax assets will be realizable. The release of the valuation allowance in the Netherlands and California was supported by the implementation of a committed tax planning action in fiscal 2027 that is expected to generate future taxable income in each jurisdiction. The release of the valuation allowance in the United Kingdom was attributable to achieving three years cumulative income during the three months ended April 30, 2026 as well as forecasts of future taxable income. As of April 30, 2026, we have a remaining valuation allowance of $4.2 million related to certain U.S. states and foreign jurisdictions.
Liquidity and Capital Resources
As of April 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.370 billion. Our cash, cash equivalents, and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio, which is diversified among industries and individual issuers, is strong.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $732.0 million as of April 30, 2026. We have historically incurred, and expect to continue to incur, operating losses and may generate negative cash flows from operations in the future due to the investments we intend to make. As a result, we may require additional capital resources to execute our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and marketable securities and cash from our future operations will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and macroeconomic conditions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future both near-term and long-term capital requirements will depend on, many factors including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or product features, and the continuing market acceptance of our solutions and services.
We may enter into arrangements in the future to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based our estimate of the adequacy of our financial resources on assumptions that may prove to be wrong, and we could use our available resources sooner than we currently expect.
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

Share Repurchase Program
In October 2025, our board of directors authorized the Share Repurchase Program for up to $500.0 million of our outstanding ordinary shares. Repurchases may be effected, from time to time, through open market purchases, block trades, accelerated or other structured share repurchase programs, or through other transactions in accordance with applicable securities laws. The timing and amount of any repurchases will be determined by management based on the share price, business and market conditions, and other factors. The Share Repurchase Program does not obligate us to acquire any particular amount of ordinary shares, and the program may be modified, suspended, or terminated at any time at our discretion.
During the year ended April 30, 2026, we repurchased 4.4 million of our outstanding ordinary shares for an aggregate purchase price of $340.0 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $76.91 per share. All repurchases were made in open market transactions. As of April 30, 2026, $160.0 million remained available for future repurchases under the Share Repurchase Program. See Note 10, “Ordinary Shares,” to our accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended April 30,
	2026	2025	2024

	(in thousands)
Net cash provided by operating activities	$326,894	$266,168	$148,762
Net cash provided by (used in) investing activities	$26,071	$(118,668)	$(287,960)
Net cash (used in) provided by financing activities	$(312,269)	$40,947	$40,054
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the year ended April 30, 2026 was $326.9 million, which resulted from adjustments for non-cash charges of $30.2 million and net income of $367.8 million, partially offset by a net cash outflow of $71.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $298.4 million for stock-based compensation expense, $111.1 million for amortization of deferred contract acquisition costs, and $11.8 million for depreciation and intangible asset amortization expense, partially offset by $398.6 million in deferred income taxes. The net cash outflow from changes in operating assets and liabilities resulted from a $163.7 million increase in deferred contract acquisition costs as our sales commissions increased due to increased business volume, a $86.8 million increase in accounts receivable, net, a $9.8 million decrease in operating lease liabilities, and a $6.7 million net increase in prepaid expenses and other assets. These outflows were partially offset by inflows from a $168.6 million increase in deferred revenue and a $27.3 million net increase in accounts payable, accrued expenses, and accrued compensation and benefits.
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
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities of $26.1 million during the year ended April 30, 2026 was primarily due to sales, maturities, and redemptions of marketable securities of $597.4 million, partially offset by purchases of marketable securities of $528.9 million, cash paid for business acquisitions, net of cash acquired, of $36.8 million, and purchases of property and equipment of $5.1 million.
Net cash used in investing activities of $118.7 million during the year ended April 30, 2025 was primarily due to purchases of marketable securities of $549.6 million and purchases of property and equipment of $4.3 million, partially offset by sales, maturities, and redemptions of marketable securities of $435.3 million.

Net Cash (Used In) Provided By Financing Activities
Net cash used in financing activities of $312.3 million during the year ended April 30, 2026 was due to repurchases of ordinary shares of $340.1 million, partially offset by proceeds from stock option exercises and ESPP purchases of $27.8 million.
Net cash provided by financing activities of $40.9 million during the year ended April 30, 2025 was due to proceeds from stock option exercises and ESPP purchases.
Contractual Obligations and Commitments
Our principal commitments consist of our purchase obligations under non-cancelable agreements primarily for cloud hosting, subscription software, sales and marketing, and general corporate services, future non-cancelable minimum rental payments under operating leases for our offices, and interest payments due on our Senior Notes. As of April 30, 2026, we had purchase commitments of $613.6 million related to cloud hosting services, future minimum lease payment commitments of $24.2 million, and purchase commitments of $96.0 million related to other contracts. See Note 8, “Commitments and Contingencies,” and Note 9, “Leases,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
In July 2021, we issued $575.0 million aggregate principal amount of Senior Notes in a private placement. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year. See Note 7, “Senior Notes,” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
As of April 30, 2026, we had $1.6 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit expire on various dates through 2028, with some of these obligations renewing annually.
Our contractual commitment amounts are associated with agreements that are enforceable and legally binding and do not include obligations under contracts that we can cancel without a significant penalty. Purchase orders issued in the ordinary course of business are also excluded, as our purchase orders represent authorizations to purchase rather than binding agreements.
We have also excluded unrecognized tax benefits from the contractual obligations. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments. We believe that these matters will likely not be resolved in the next 12 months and, accordingly, we have classified the estimated liability as non-current in the consolidated balance sheets. See Note 13, “Income Taxes,” of our accompanying Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements in accordance with U.S. GAAP, we are required to make estimates, assumptions, and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and, therefore, require the exercise of judgment. We base our estimates, assumptions, and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth below involve a higher degree of judgment and complexity in their application than our other significant accounting policies.
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
Due to current macroeconomic developments and conditions, estimates and assumptions about future events and their effects cannot be determined with certainty and, therefore, require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent our actual results differ materially from those estimates and assumptions, our future financial statements could be affected.

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
Our contracts often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. We apply significant judgment in identifying and accounting for each performance obligation based on our evaluation of the terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on the prices at which we separately sell these products assuming the majority of such prices fall within a pricing range. For instances in which the SSP is not directly observable, such as when we do not sell the software license separately, we derive the SSP using information that may include market conditions and other observable and unobservable inputs, which can require significant judgment. Individual products and services typically have more than one SSP due to the stratification of such products and services by quantity, subscription term, sales channel, and other circumstances. If one of the performance obligations is outside of the SSP range, we allocate the transaction price considering the midpoint of the SSP range. We also consider whether there are any material rights inherent in a contract and, if so, we allocate a portion of the transaction price to such rights based on the relative SSP.
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
Acquired Intangible Assets
We apply significant judgment in determining the fair value of intangible assets acquired, which involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, future expected cash flows from acquired customers and acquired technology from a market participant perspective, costs to rebuild developed technology, useful lives, and discount rates. While we use our best estimates and judgments, our estimates are inherently uncertain.
Income Taxes
Deferred income tax balances reflect the effects of temporary differences between the financial reporting and tax bases of our assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for NOL and credit carryforwards.
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

Future valuation allowance releases, if any, would result in the recognition of certain deferred tax assets which may include an immaterial income tax benefit for the period in which such release is recorded. See Note 13, “Income Taxes” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to interest rate risk and foreign currency risk in the ordinary course of our business.
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.372 billion as of April 30, 2026. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars and, to a lesser extent, the Euro, British Pound Sterling, and other currencies. To date, we have not had a formal hedging program with respect to foreign currency, but we may adopt such a program in the future if our exposure to foreign currency were to become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Although changes to exchange rates have not had a material impact on our net operating results to date, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally.
We have experienced, and will continue to experience, fluctuations in our operating results as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net income (loss). As a component of other income, net, we recognized foreign currency transaction losses of $2.1 million, $2.5 million, and $3.4 million for the years ended April 30, 2026, 2025, and 2024, respectively.
As of April 30, 2026, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $10.8 million on our cash, cash equivalents, restricted cash, and marketable securities balances.

Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elastic N.V.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Elastic N.V. and its subsidiaries (the “Company”) as of April 30, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended April 30, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Identification and Evaluation of Terms and Conditions in Contracts
As described in Note 2 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when the Company satisfies each performance obligation. The Company’s contracts include varying terms and conditions, and identifying and evaluating the impact of these terms and conditions on revenue recognition requires significant judgment. For the fiscal year ended April 30, 2026, the Company’s revenue was $1,739 million.
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
June 8, 2026

We have served as the Company’s auditor since 2018.

Elastic N.V.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of April 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$768,725	$727,543
Restricted cash	1,773	3,671
Marketable securities	601,537	669,717
Accounts receivable, net of allowance for credit losses of $6,847 and $5,510 as of April 30, 2026 and 2025, respectively	464,413	375,613
Deferred contract acquisition costs	106,447	86,205
Prepaid expenses and other current assets	80,368	68,258
Total current assets	2,023,263	1,931,007
Property and equipment, net	8,591	6,589
Goodwill	356,442	319,417
Operating lease right-of-use assets	18,641	22,334
Intangible assets, net	13,059	11,404
Deferred contract acquisition costs, non-current	150,989	117,762
Deferred tax assets	567,278	168,045
Other assets	14,413	16,295
Total assets	$3,152,676	$2,592,853
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,618	$17,150
Accrued expenses and other liabilities	96,713	86,347
Accrued compensation and benefits	119,231	93,714
Operating lease liabilities	6,539	8,928
Deferred revenue	973,820	802,117
Total current liabilities	1,204,921	1,008,256
Deferred revenue, non-current	52,502	50,340
Long-term debt, net	570,895	569,729
Operating lease liabilities, non-current	14,129	16,357
Other liabilities, non-current	33,729	20,937
Total liabilities	1,876,176	1,665,619
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized; no shares issued or outstanding as of April 30, 2026 and 2025	—	—
Ordinary shares, €0.01 par value; 165,000,000 shares authorized; 108,360,340 shares issued and 104,751,470 shares outstanding as of April 30, 2026; 105,534,887 shares issued and outstanding as of April 30, 2025	1,154	1,112
Treasury stock, at cost; 3,608,870 shares held as of April 30, 2026; 35,937 shares held as of April 30, 2025	(275,695)	(369)
Additional paid-in capital	2,310,866	2,049,416
Accumulated other comprehensive loss	(27,870)	(23,204)
Accumulated deficit	(731,955)	(1,099,721)
Total shareholders’ equity	1,276,500	927,234
Total liabilities and shareholders’ equity	$3,152,676	$2,592,853
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended April 30,
	2026	2025	2024
Revenue
Subscription	$1,634,455	$1,384,520	$1,176,606
Services	104,876	98,776	90,715
Total revenue	1,739,331	1,483,296	1,267,321
Cost of revenue
Subscription	310,169	282,585	246,285
Services	106,103	97,288	83,794
Total cost of revenue	416,272	379,873	330,079
Gross profit	1,323,059	1,103,423	937,242
Operating expenses
Research and development	451,925	365,758	341,951
Sales and marketing	710,188	617,176	559,648
General and administrative	194,422	175,186	160,628
Restructuring and other related charges	—	225	4,917
Total operating expenses	1,356,535	1,158,345	1,067,144
Operating loss	(33,476)	(54,922)	(129,902)
Other income, net
Interest expense	(25,142)	(25,307)	(26,132)
Other income, net	56,317	48,660	33,278
Loss before income taxes	(2,301)	(31,569)	(122,756)
(Benefit from) provision for income taxes	(370,067)	76,545	(184,476)
Net income (loss)	$367,766	$(108,114)	$61,720
Net earnings (loss) per share attributable to ordinary shareholders
Basic	$3.49	$(1.04)	$0.62
Diluted	$3.43	$(1.04)	$0.59
Weighted-average shares used to compute net earnings (loss) per share attributable to ordinary shareholders
Basic	105,335,440	103,661,704	99,646,231
Diluted	107,220,768	103,661,704	103,980,132
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended April 30,
	2026	2025	2024
Net income (loss)	$367,766	$(108,114)	$61,720
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(2,109)	3,995	(1,728)
Foreign currency translation adjustments	(2,557)	(5,561)	105
Other comprehensive loss	(4,666)	(1,566)	(1,623)
Total comprehensive income (loss)	$363,100	$(109,680)	$60,097
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of April 30, 2023	97,366,947	$1,024	35,937	$(369)	$1,471,584	$(20,015)	$(1,053,327)	$398,897
Issuance of ordinary shares upon exercise of stock options	1,292,375	14	—	—	20,905	—	—	20,919
Issuance of ordinary shares upon release of restricted stock units	2,701,448	28	—	—	(28)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	345,165	4	—	—	19,131	—	—	19,135
Stock-based compensation	—	—	—	—	239,137	—	—	239,137
Net income	—	—	—	—	—	—	61,720	61,720
Other comprehensive loss	—	—	—	—	—	(1,623)	—	(1,623)
Balances as of April 30, 2024	101,705,935	1,070	35,937	(369)	1,750,729	(21,638)	(991,607)	738,185
Issuance of ordinary shares upon exercise of stock options	791,874	9	—	—	17,845	—	—	17,854
Issuance of ordinary shares upon release of restricted stock units	2,672,842	29	—	—	(29)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	364,236	4	—	—	23,089	—	—	23,093
Stock-based compensation	—	—	—	—	257,782	—	—	257,782
Net loss	—	—	—	—	—	—	(108,114)	(108,114)
Other comprehensive loss	—	—	—	—	—	(1,566)	—	(1,566)
Balances as of April 30, 2025	105,534,887	1,112	35,937	(369)	2,049,416	(23,204)	(1,099,721)	927,234
Issuance of ordinary shares upon exercise of stock options	218,707	3	—	—	2,801	—	—	2,804
Issuance of ordinary shares upon release of restricted stock units	2,108,706	24	—	—	(24)	—	—	—
Issuance of ordinary shares under employee stock purchase plan	462,103	5	—	—	25,010	—	—	25,015
Reissuance of treasury shares upon release of restricted stock units	847,733	10	(847,733)	64,762	(64,772)	—	—	—
Repurchases of ordinary shares	(4,420,666)	—	4,420,666	(340,088)	—	—	—	(340,088)
Stock-based compensation	—	—	—	—	298,435	—	—	298,435
Net income	—	—	—	—	—	—	367,766	367,766
Other comprehensive loss	—	—	—	—	—	(4,666)	—	(4,666)
Balances as of April 30, 2026	104,751,470	$1,154	3,608,870	$(275,695)	$2,310,866	$(27,870)	$(731,955)	$1,276,500
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2026	2025	2024
Cash flows from operating activities
Net income (loss)	$367,766	$(108,114)	$61,720
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	11,834	12,315	17,999
Amortization of premium and accretion of discount on marketable securities, net	(3,428)	(7,186)	(8,808)
Amortization of deferred contract acquisition costs	111,112	96,688	78,549
Amortization of debt issuance costs	1,166	1,117	1,069
Non-cash operating lease cost	8,870	10,040	11,010
Stock-based compensation expense	298,435	257,782	239,137
Deferred income taxes	(398,617)	57,431	(217,195)
Unrealized foreign currency transaction loss	790	2,211	1,930
Other	71	39	(34)
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	(86,840)	(48,903)	(63,519)
Deferred contract acquisition costs	(163,717)	(106,691)	(119,834)
Prepaid expenses and other current assets	(11,664)	(25,320)	(2,875)
Other assets	4,975	(10,794)	1,906
Accounts payable	(8,968)	(8,952)	(9,998)
Accrued expenses and other liabilities	11,213	9,845	18,144
Accrued compensation and benefits	25,043	(546)	17,357
Operating lease liabilities	(9,767)	(11,906)	(12,391)
Deferred revenue	168,620	147,112	134,595
Net cash provided by operating activities	326,894	266,168	148,762
Cash flows from investing activities
Purchases of property and equipment	(5,092)	(4,345)	(3,450)
Business acquisitions, net of cash acquired	(36,828)	—	(19,100)
Purchases of marketable securities	(528,885)	(549,574)	(536,833)
Sales, maturities, and redemptions of marketable securities	597,397	435,251	271,423
Other	(521)	—	—
Net cash provided by (used in) investing activities	26,071	(118,668)	(287,960)
Cash flows from financing activities
Proceeds from issuance of ordinary shares under employee stock purchase plan	25,015	23,093	19,135
Proceeds from issuance of ordinary shares upon exercise of stock options	2,804	17,854	20,919
Repurchases of ordinary shares	(340,088)	—	—
Net cash (used in) provided by financing activities	(312,269)	40,947	40,054
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,412)	(322)	(4,407)
Net increase (decrease) in cash, cash equivalents, and restricted cash	39,284	188,125	(103,551)
Cash, cash equivalents, and restricted cash, beginning of period	731,214	543,089	646,640
Cash, cash equivalents, and restricted cash, end of period	$770,498	$731,214	$543,089
Supplemental disclosures of cash flow information
Cash paid for interest	$23,976	$24,191	$25,063
Cash paid for income taxes, net	$28,011	$21,994	$24,219
Cash paid for operating lease liabilities	$10,571	$13,127	$14,000
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$294	$305	$398
Operating lease right-of-use assets for new lease obligations	$5,142	$11,771	$11,539
Acquisition-related indemnity holdback	$8,343	$—	$3,000
The accompanying notes are an integral part of these consolidated financial statements.

Elastic N.V.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Elastic N.V. (individually and together with its consolidated subsidiaries, “Elastic” or the “Company”) was incorporated under the laws of the Netherlands in 2012. The Company created the Elasticsearch Platform, a powerful set of software products that ingest and store data from any source and in any format, and perform search, analysis, and visualization on that data. Developers build on top of the Company’s platform to apply the power of search to their data and solve business problems. The Company offers three software solutions built into its platform: Search & AI, Elastic Observability, and Elastic Security. The Company’s platform and its solutions are designed to run across hybrid clouds, public or private clouds, and multi-cloud environments.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2026, for example, refer to the fiscal year ended April 30, 2026.
Use of Estimates and Judgments
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, the SSP for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred contract acquisition costs, allowance for credit losses, valuation of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, whether an arrangement is or contains a lease, discount rate used for operating leases, and valuation allowances for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
Estimates and assumptions about future events and their effects cannot be determined with certainty and, therefore, require the exercise of judgment. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of the Company’s assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The Company determines the functional currency of each subsidiary in accordance with ASC 830, Foreign Currency Matters, based on the currency of the primary economic environment in which each subsidiary operates. Items included in the financial statements of such subsidiaries are measured using that functional currency. The Company periodically reassesses its operations to determine if previous conclusions are still valid. Changes in functional currencies are applied prospectively if the operations encounter a significant and permanent change.
For the subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income, net in the consolidated statements of operations. For the years ended April 30, 2026, 2025, and 2024, the Company recognized remeasurement losses of $2.1 million, $2.5 million, and $3.4 million, respectively.

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
Other Comprehensive Loss
The Company’s other comprehensive loss includes net income (loss), unrealized (loss) gain on available-for-sale securities, net of taxes, and foreign currency translation adjustments.
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
Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheets. Cash, cash equivalents, and restricted cash as reported in the Company’s consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2026	2025
Cash and cash equivalents	$768,725	$727,543
Restricted cash	1,773	3,671
Cash, cash equivalents, and restricted cash	$770,498	$731,214
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
The Company’s financial instruments consist of cash equivalents, marketable securities, mutual fund investments held in a rabbi trust, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates due to the short period of time to maturity. Marketable securities and mutual fund investments are recorded at fair value. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. The Company invests its excess cash in highly rated money market funds and in short-term investments.
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
Accounts Receivable, Unbilled Accounts Receivable, and Allowance for Credit Losses
Accounts receivable primarily consists of amounts billed currently due from customers. The Company’s accounts receivable are subject to collection risk. Gross accounts receivable are reduced for this risk by an allowance for credit losses. This allowance is for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the need for an allowance for credit losses based on various factors, including past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions, as well as specific circumstances arising with individual customers. Accounts receivables are written off against the allowance when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable. The Company does not typically offer a right of refund in its contracts. The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio. Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to the Company’s revenue recognition policy for fulfilled obligations not yet billed.
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
The Company also capitalizes qualifying implementation costs incurred in a hosting arrangement that is a service contract. These costs are amortized on a straight-line basis over the expected life of the service contract, including consideration of the reasonably certain renewal periods, and are presented in the same income statement line-items as the service for the related hosting arrangement. The Company did not capitalize any costs during the years ended April 30, 2026 and 2025. All previously capitalized costs are recorded in other assets, non-current on the consolidated balance sheets.
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
Acquisitions
When the Company acquires a business, the Company allocates the purchase price, which is the sum of the elements of consideration provided and may consist of cash, equity, or a combination of the two, in a business combination to the identifiable assets and liabilities of the acquired business at their estimated respective fair values. The Company recognizes and measures contract assets and contract liabilities acquired in a business combination on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including, but not limited to, the selection of valuation methodologies, estimates of future revenue and cash flows, costs to rebuild developed technology, discount rates, and selection of comparable companies. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to other income, net in the consolidated statements of operations.
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

Acquisition-related transaction costs incurred by the Company are not included as a component of consideration transferred but, rather, are accounted for as an operating expense in the period in which the costs are incurred.
The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the acquisition method. Goodwill is not amortized. The Company tests goodwill for impairment at least annually, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than book value, then goodwill will be impaired by the amount that the carrying amount exceeds the implied fair value. There was no impairment of goodwill recorded for the years ended April 30, 2026, 2025, and 2024.
Acquired Intangible Assets
Acquired amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

Useful life (in years)
Developed technology	2-5
Customer relationships	4
Trade names	4
Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and amortizable acquired intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company determined that there were no events or changes in circumstances that indicated that its long-lived assets were impaired during the years ended April 30, 2026, 2025, and 2024.
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
(i)    Identification of the contract with a customer:
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
(ii)    Identification of the performance obligations in the contract:
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
Performance obligations to provide services relate to the provision of consulting and training services. These services are distinct from subscriptions and do not result in significant customization of the software.
(iii)    Determination of the transaction price:
The transaction price is the total amount of consideration to which the Company expects to be entitled in exchange for the subscriptions and services in a contract. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.
(iv)    Allocation of the transaction price to the performance obligations:
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
(v)    Recognition of revenue when the Company satisfies each performance obligation:
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
Cost of Revenue
Cost of revenue consists primarily of costs related to providing subscriptions and services to the Company’s customers, including cloud hosting costs, personnel costs (salaries, bonuses and benefits, and stock-based compensation) and related expenses for customer support and services personnel, third-party contractors, depreciation of fixed assets, amortization associated with acquired intangible assets, and allocated overhead.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs including salaries, bonuses and benefits, and stock-based compensation. Research and development costs also include cloud hosting costs, depreciation, and allocated overhead.
Advertising
Advertising costs are charged to operations as incurred and recorded in sales and marketing expense in the consolidated statements of operations. Advertising costs were $20.4 million, $22.5 million, and $26.0 million for the years ended April 30, 2026, 2025, and 2024, respectively.

Stock-Based Compensation
Compensation expense related to stock options and restricted stock units (“RSUs”), including those with performance or market conditions, issued to employees and directors is measured at the fair value on the date of the grant and recognized over the requisite service period. The fair value of stock options and purchase rights issued to employees under the 2022 Employee Stock Purchase Plan (the “ESPP”) is estimated on the date of the grant using the Black-Scholes option-pricing model. The fair value of RSUs with service or performance conditions is estimated on the date of the grant based on the fair value of the Company’s underlying ordinary shares. The fair value of RSUs with market conditions is estimated using a Monte Carlo simulation. Compensation expense for stock options and RSUs with only a service condition is recognized on a straight-line basis over the requisite service period, and over the six-month offering period for ordinary shares purchased under the ESPP. Compensation expense relating to RSUs with a performance condition is recognized using the accelerated attribution method over the requisite service period when it is probable that the performance condition will be satisfied. Compensation expense for RSUs with a market condition is recognized using the accelerated attribution method over the requisite service period of each tranche, regardless of whether the market condition is ultimately satisfied. The Company recognizes forfeitures as they occur.
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
Treasury Shares
Treasury shares are accounted for using the cost method and recorded as a reduction to stockholders’ equity on the consolidated balance sheets. Incremental direct costs to purchase treasury shares are included in the cost of the shares acquired.
The cost of treasury shares that are either sold or reissued is determined based on the weighted-average basis, computed in the aggregate across all shares held in treasury, regardless of the repurchase program or transaction under which they were originally acquired. When treasury shares are reissued at a price higher than their cost, the increase is recorded in additional paid-in capital on the consolidated balance sheets. When treasury shares are reissued at a price lower than their cost, the decrease is recorded in additional paid-in capital to the extent that there are previously recorded increases to offset the decrease. Any decreases in excess of that amount are recorded in accumulated deficit on the consolidated balance sheets.
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
Significant segment expenses that are reviewed and utilized by the CODM at the consolidated level to manage the Company’s operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are presented in the Company’s consolidated statements of operations. Other segment items that impact net income (loss) include interest expense, other income, net, and the (benefit from) provision for income taxes, which are presented in the Company’s consolidated statements of operations.
The Company presents financial information about its reportable segment and geographical areas in Note 15.

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
The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company assesses its income tax positions and recorded tax benefits for all years subject to examination, based on the Company’s evaluation of the facts, circumstances, and information available at each period end. For those tax positions where the Company determines there is a likelihood of greater than 50% that a tax benefit will be sustained, the Company records the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is a likelihood of less than 50% that a tax benefit will be sustained, no tax benefit is recognized.
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
Recently Adopted Accounting Pronouncements
Income Taxes: In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancements and further transparency for certain income tax disclosures. The new guidance mandates consistent categories and greater disaggregation of information in the tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. The Company adopted ASU No. 2023-09 during the fourth quarter of fiscal 2026 on a prospective basis. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements. See Note 13 for additional details.
New Accounting Pronouncements Not Yet Adopted
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
3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Year Ended April 30,
	2026		2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Annual Elastic Cloud	$640,937	37%	$502,320	34%	$364,062	29%
Monthly Elastic Cloud	196,334	11%	185,299	12%	183,458	14%
Total Elastic Cloud	837,271	48%	687,619	46%	547,520	43%
Other subscription	797,184	46%	696,901	47%	629,086	50%
Total subscription	1,634,455	94%	1,384,520	93%	1,176,606	93%
Services	104,876	6%	98,776	7%	90,715	7%
Total revenue	$1,739,331	100%	$1,483,296	100%	$1,267,321	100%
Concentration of Credit Risk
One customer, a channel partner, accounted for 11% of total revenue during the years ended April 30, 2026 and 2024, and 12% of total revenue during the year ended April 30, 2025. The same customer accounted for 11% of net accounts receivable as of April 30, 2026. No customer accounted for 10% or more of net accounts receivable as of April 30, 2025.
Deferred Revenue
The Company recognized revenue of $807.9 million, $660.9 million, and $522.8 million for the years ended April 30, 2026, 2025, and 2024, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.

Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of April 30, 2026 and 2025, unbilled accounts receivable was $3.1 million and $2.5 million, respectively.
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
As of April 30, 2026, the Company had $1.982 billion of RPO, of which the Company expects to recognize approximately 61% as revenue over the next twelve months, approximately 86% over the next twenty-four months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $111.1 million, $96.7 million, and $78.5 million for the years ended April 30, 2026, 2025, and 2024, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the years ended April 30, 2026, 2025, and 2024.
4. Fair Value Measurements
Financial Assets
The following table summarizes assets that are measured at fair value on a recurring basis as of April 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$505,672	$—	$—	$505,672
Corporate debt securities	—	3,002	—	3,002
Municipal securities	—	2,011	—	2,011
Total included in cash equivalents	505,672	5,013	—	510,685

Marketable securities:
U.S. treasury securities	108,761	—	—	108,761
Corporate debt securities	—	316,523	—	316,523
Certificates of deposit	—	62,611	—	62,611
International treasuries	—	42,558	—	42,558
Municipal securities	—	41,679	—	41,679
U.S. agency securities	—	22,699	—	22,699
Commercial paper	—	6,706	—	6,706
Total marketable securities	108,761	492,776	—	601,537

Mutual fund investments (1)	5,140	—	—	5,140
Total financial assets	$619,573	$497,789	$—	$1,117,362
(1) Mutual fund investments are held in an irrevocable rabbi trust for payment obligations to non-qualified deferred compensation plan participants. The investments are recorded as part of other assets, non-current on the Company’s consolidated balance sheets.

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
(1) Mutual fund investments are held in an irrevocable rabbi trust for payment obligations to non-qualified deferred compensation plan participants. The investments are recorded as part of other assets, non-current on the Company’s consolidated balance sheets.
Interest income from the Company’s cash, cash equivalents, and marketable securities was $51.8 million, $48.3 million, and $28.1 million for the years ended April 30, 2026, 2025, and 2024, respectively, and is included in other income, net in the consolidated statements of operations.
As of April 30, 2026 and 2025, gross unrealized gains and losses on the marketable securities were not significant. The fluctuations in market interest rates impacted the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of April 30,
	2026	2025
Due within 1 year	$304,833	$368,374
Due between 1 year and 3 years	296,704	299,522
Due between 3 years and 5 years	—	1,821
Total marketable securities	$601,537	$669,717
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of April 30, 2026 was approximately $545.9 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Acquisitions
Conic AI Technology Limited
On October 7, 2025, the Company acquired 100% of the share capital of Conic AI Technology Limited and its subsidiaries (collectively, “Jina AI”) for a total purchase consideration of $43.4 million. The purchase consideration includes $6.9 million held back by the Company for indemnity obligations, which will be released upon the 24-month anniversary of the acquisition.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and, accordingly, the total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total purchase price allocated to developed technology and goodwill was $6.5 million and $30.2 million, respectively. The fair value assigned to developed technology was determined using the cost to recreate approach. The developed technology asset is being amortized on a straight-line basis over the useful life of 2 years, which approximates the pattern in which the developed technology is utilized. Goodwill resulted primarily from the expectation of enhancing the Elastic Search AI-powered solutions and the value of the acquired workforce. The resulting goodwill is not deductible for income tax purposes.
The financial results of Jina AI have been included in the Company’s consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented as they were not material to the Company’s consolidated results of operations.
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
The financial results of Keep have been included in the Company’s consolidated results of operations since the acquisition date. Pro forma and historical results of operations for this acquisition have not been presented as they were not material to the Company’s consolidated results of operations.
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

		As of April 30,
	Useful Life (in years)	2026	2025
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$9,774	$14,780
Computer hardware and software	3	4,066	4,390
Furniture and fixtures	3-5	5,163	8,025
Assets under construction		3,575	33
Total property and equipment		22,578	27,228
Less: accumulated depreciation		(13,987)	(20,639)
Property and equipment, net		$8,591	$6,589
Depreciation expense related to property and equipment was $3.0 million, $3.1 million, and $3.5 million for the years ended April 30, 2026, 2025, and 2024, respectively.

Intangible Assets, Net
Intangible assets consisted of the following as of April 30, 2026 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$85,291	$72,208	$13,083	2.2
Foreign currency translation adjustment			(24)
Total			$13,059
Intangible assets consisted of the following as of April 30, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$76,130	$64,702	$11,428	2.2
Foreign currency translation adjustment			(24)
Total			$11,404
Amortization expense for the intangible assets for the years ended April 30, 2026, 2025, and 2024 was as follows (in thousands):

	Year Ended April 30,
	2026	2025	2024
Cost of revenue – subscription	$8,795	$9,213	$12,353
Sales and marketing	—	—	2,143
Total amortization of acquired intangible assets	$8,795	$9,213	$14,496
The expected future amortization expense related to the intangible assets as of April 30, 2026 was as follows (in thousands, by fiscal year):

2027	$7,301
2028	3,413
2029	1,501
2030	798
2031	46
Total	$13,059
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2024	$319,380
Foreign currency translation adjustment	37
Balance as of April 30, 2025	319,417
Additions from acquisitions	36,916
Foreign currency translation adjustment	109
Balance as of April 30, 2026	$356,442
There was no impairment of goodwill during the years ended April 30, 2026, 2025, and 2024.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of April 30,
	2026	2025
Accrued expenses	$44,109	$36,585
Income taxes payable	12,899	11,690
Value added taxes payable	12,837	9,872
Accrued interest	6,918	6,918
Other	19,950	21,282
Total accrued expenses and other liabilities	$96,713	$86,347
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30,
	2026	2025
Accrued vacation	$46,702	$42,136
Accrued commissions	46,420	28,051
Accrued payroll and withholding taxes	11,138	10,007
Other	14,971	13,520
Total accrued compensation and benefits	$119,231	$93,714
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Year Ended April 30,
	2026	2025	2024
Beginning balance	$5,510	$4,979	$3,409
Bad debt expense	4,358	3,909	3,864
Accounts written off	(3,021)	(3,378)	(2,294)
Ending balance	$6,847	$5,510	$4,979
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

The net carrying amount of the Senior Notes was as follows (in thousands):

	As of April 30,
	2026	2025
Principal	$575,000	$575,000
Unamortized debt issuance costs	(4,105)	(5,271)
Net carrying amount	$570,895	$569,729
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Year Ended April 30,
	2026	2025	2024
Contractual interest expense	$23,719	$23,719	$23,719
Amortization of debt issuance costs	1,166	1,117	1,069
Total interest expense related to the Senior Notes	$24,885	$24,836	$24,788
8. Commitments and Contingencies
Cloud Hosting Commitments
The table below reflects the Company’s future minimum purchase obligations relating to non-cancelable agreements for cloud hosting as of April 30, 2026 (in thousands):

Years Ending April 30,	Purchase Obligations
2027	$217,688
2028	174,665
2029	128,630
2030	92,643
2031	—
Total	$613,626
Actual timing may vary depending on services used and total payments under these capacity commitments may be higher than the total minimum depending on services used.
Other Purchase Commitments
The Company has future purchase obligations primarily related to general corporate services, subscription software, and sales and marketing contracts. As of April 30, 2026, the Company had purchase commitments of $96.0 million related to these contracts, primarily due within the next twelve months.
Letters of Credit
The Company had a total of $1.6 million in letters of credit outstanding in favor of certain landlords for office space as of April 30, 2026.
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
Lease Costs
Components of lease costs included in the consolidated statements of operations were as follows (in thousands):

	Year Ended April 30,
	2026	2025	2024
Operating lease cost	$9,083	$11,102	$12,114
Short-term lease cost	2,831	2,232	1,921
Variable lease cost	1,683	1,456	1,342
Total lease cost	$13,597	$14,790	$15,377
Lease term and discount rate information are summarized as follows:

As of April 30, 2026
Weighted average remaining lease term (in years)	5.4
Weighted average discount rate	5.3%

Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of April 30, 2026 were as follows (in thousands, by fiscal year):

2027	$7,491
2028	5,167
2029	3,070
2030	1,435
2031	1,237
Thereafter	5,768
Total minimum lease payments	24,168
Less imputed interest	(3,500)
Present value of future minimum lease payments	20,668
Less current lease liabilities	(6,539)
Operating lease liabilities, non-current	$14,129
During the year ended April 30, 2026, the Company executed an operating lease agreement for an office space with an expected commencement date in the first quarter of fiscal 2027 and a lease term of approximately 8.5 years. The undiscounted future minimum lease payments as of April 30, 2026 are approximately $7.9 million.
10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through April 30, 2026.
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
Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of April 30, 2026, there were no preference shares issued or outstanding.
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

The following table summarizes the share repurchase activity under the Company’s Share Repurchase Program (in thousands, except share and per share data):

Year Ended April 30, 2026

Number of shares repurchased	4,420,666
Weighted-average price per share (1)	$76.91
Aggregate purchase price (1)	$340,000
(1) Excludes transaction costs associated with the repurchases.
All repurchases were made in open market transactions. As of April 30, 2026, $160.0 million remained available for future share repurchases under the Share Repurchase Program.
11. Equity Incentive Plans
2022 Employee Stock Purchase Plan
The Company reserved 6.0 million of its ordinary shares for purchase and issuance under the ESPP. The ESPP allows eligible employees to acquire ordinary shares of the Company at a discount at periodic intervals through accumulated payroll deductions. Eligible employees purchase ordinary shares of the Company during a purchase period at 85% of the market value of the ordinary shares at either the beginning or end of an offering period, whichever is lower. Offering periods under the ESPP are approximately six months long and begin on each of March 16 or September 16 or the next trading day thereafter.
The Company issued 462,103 and 364,236 ordinary shares under the ESPP during the years ended April 30, 2026 and 2025, respectively. As of April 30, 2026, there were 4,828,496 shares available for issuance under the ESPP. Stock-based compensation expense recognized related to the ESPP was $9.0 million, $9.2 million, and $7.1 million for the years ended April 30, 2026, 2025, and 2024, respectively.
The fair value of the ESPP offerings was estimated on the offering date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2026	2025
Expected term (in years)	0.5	0.5
Expected stock price volatility	49.7% - 54.9%	50.4% - 59.2%
Risk-free interest rate	3.7% - 3.8%	4.3% - 4.6%
Dividend yield	—%	—%
2012 Stock Option Plan
Under the Company’s 2012 Stock Option Plan (as amended and restated, the “2012 Plan”), the board of directors, the compensation committee, as administrator of the 2012 Plan, and any other duly authorized committee may grant stock options and other equity-based awards, such as RSUs (including those with performance or market conditions) to eligible employees, directors, and consultants to attract and retain talented personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business.
The Company’s board of directors, compensation committee, or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award as it may deem appropriate. Stock options expire ten years after the date of grant. Shares subject to stock options and RSUs that are canceled under certain conditions become available for future grant of awards under the 2012 Plan unless the 2012 Plan is terminated. As of April 30, 2026, there were 28,438,422 shares available for grant under the 2012 Plan.
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

Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2025	1,775,723	$42.16	3.88	$88,617
Stock options exercised	(218,707)	$12.83
Stock options canceled	(9,250)	$49.51
Stock options assumed in acquisition canceled	(656)	$74.36
Balance as of April 30, 2026	1,547,110	$46.25	3.10	$30,020
Exercisable as of April 30, 2026	1,539,658	$46.07	3.09	$30,020
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. The intrinsic value of options exercised for the years ended April 30, 2026, 2025, and 2024 was $12.1 million, $65.6 million, and $95.0 million, respectively. No stock options were granted during the years ended April 30, 2026, 2025, and 2024.
As of April 30, 2026, the Company had unrecognized stock-based compensation expense of $0.3 million related to unvested stock options that the Company expects to recognize over a weighted-average period of 0.31 years.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2025	6,523,077	$93.95
RSUs granted	5,508,638	$76.67
RSUs released	(2,956,439)	$88.49
RSUs canceled	(912,698)	$91.08
Outstanding and unvested at April 30, 2026	8,162,578	$84.58
The total fair value of RSUs vested during the years ended April 30, 2026, 2025, and 2024 was $219.8 million, $261.0 million, and $248.9 million, respectively. As of April 30, 2026, the Company had unrecognized stock-based compensation expense of $623.9 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.70 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended April 30,
	2026	2025	2024
Cost of revenue
Subscription	$10,056	$9,443	$8,774
Services	15,918	14,747	12,539
Research and development	112,638	97,412	93,588
Sales and marketing	94,961	86,743	78,069
General and administrative	64,862	49,437	46,167
Total stock-based compensation expense	$298,435	$257,782	$239,137

12. Net Earnings (Loss) Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net earnings (loss) per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Year Ended April 30,
	2026	2025	2024
Numerator:
Net income (loss)	$367,766	$(108,114)	$61,720
Denominator:
Weighted-average shares used to compute net earnings (loss) per share attributable to ordinary shareholders
Basic	105,335,440	103,661,704	99,646,231
Diluted	107,220,768	103,661,704	103,980,132
Net earnings (loss) per share attributable to ordinary shareholders
Basic	$3.49	$(1.04)	$0.62
Diluted	$3.43	$(1.04)	$0.59
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net earnings (loss) per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended April 30,
	2026	2025	2024
Stock options	536,368	1,775,723	634,519
RSUs	3,798,106	6,523,077	1,496,213
ESPP	6,405	147,488	4,010
Total	4,340,879	8,446,288	2,134,742
13. Income Taxes
The Company is incorporated in the Netherlands but operates in various countries with differing tax laws and rates. The geographical breakdown of loss before income taxes is summarized as follows (in thousands):

	Year Ended April 30,
	2026	2025	2024
Dutch	$(143,468)	$(135,145)	$(233,089)
Foreign	141,167	103,576	110,333
Loss before income taxes	$(2,301)	$(31,569)	$(122,756)
The components of the (benefit from) provision for income taxes were as follows (in thousands):

	Year Ended April 30,
	2026	2025	2024
Current:
Dutch	$6,641	$5,815	$4,297
Foreign	19,163	15,540	24,558
Total current tax expense	25,804	21,355	28,855
Deferred:
Dutch	(431,715)	448	43
Foreign	35,844	54,742	(213,374)
Total deferred tax (income) expense	(395,871)	55,190	(213,331)
Total (benefit from) provision for income taxes	$(370,067)	$76,545	$(184,476)

The Company’s effective tax rate substantially differed from the Dutch statutory tax rate of 25.8% primarily due to recurring items, such as tax rates in jurisdictions both within and outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, BEAT legislation in the United States, and other one-time tax benefits including the release of valuation allowances against deferred tax assets in the Netherlands, the United Kingdom, and California.
Upon the adoption of ASU 2023-09, as described in Note 2, the reconciliation of taxes at the federal statutory rate to the Company’s benefit from income taxes for the fiscal year ended April 30, 2026 is as follows (in thousands, except for rates):

	Year Ended April 30, 2026
	Tax	Rate
Netherlands federal statutory tax rate	$(594)	25.8%

Foreign tax effects
Brazil
Foreign withholding taxes	1,756	(76.3)%
Other	40	(1.7)%
Canada
Stock-based compensation	1,196	(52.0)%
Research and development credit	(1,034)	44.9%
Other	69	(3.0)%
State and local income taxes, net of federal income tax effect	502	(21.8)%
France
Stock-based compensation	1,027	(44.6)%
Other	(1,335)	58.0%
Israel
Gain on transfer of intellectual property	1,236	(53.7)%
GAAP to stat: Book gain on transfer of intellectual property	(1,414)	61.5%
Stock-based compensation	1,449	(63.0)%
Other	(1,191)	51.8%
Spain
Research and development credit	(1,373)	59.7%
Other	(8)	0.4%
United Kingdom
Valuation allowance	(24,535)	1,066.4%
Prior-year adjustments	4,571	(198.7)%
Stock-based compensation	(2,994)	130.1%
Other	537	(23.4)%
United States
BEAT waiver election	51,231	(2,226.8)%
Current-year deferred only	3,248	(141.2)%
Foreign-Derived Intangible Income (“FDII”)	(2,052)	89.2%
Foreign rate differential	(2,476)	107.6%
Global intangible low-taxed income	1,386	(60.2)%
Prior-year tax adjustment	(1,022)	44.4%
Research and development credit	(4,989)	216.9%
Sec. 162(m) limitation	5,963	(259.2)%
Stock-based compensation	5,018	(218.1)%
Other	605	(26.3)%

	Year Ended April 30, 2026
	Tax	Rate
State and local income taxes, net of federal income tax effect	(14,722)	639.9%
Other foreign jurisdictions	1,054	(45.8)%

Tax credits
Foreign tax credit	(2,812)	122.2%

Nontaxable or nondeductible items
Branch profits adjustment	(39)	1.7%
Meals and entertainment	42	(1.8)%
Non-deductible mergers and acquisitions transaction costs	223	(9.7)%
Other	(5)	0.1%

Valuation allowance	(390,506)	16,973.4%

Other
Prior-year adjustments	(50)	2.2%
Stock-based compensation	2,200	(95.6)%
Worldwide changes in unrecognized tax benefits	(269)	11.7%
Effective tax rate	$(370,067)	16,085.0%
A reconciliation of income taxes at the statutory income tax rate to the provision for (benefit from) income taxes included in the consolidated statements of operations for the fiscal years ended April 30, 2025 and 2024 is as follows (in thousands, except for rates):

	Year Ended April 30,
	2025		2024
	Tax	Rate	Tax	Rate
Dutch statutory income tax	$(8,145)	25.8%	$(31,671)	25.8%
Foreign income taxed at different rates	(5,561)	17.6%	(2,406)	2.0%
Tax credits	(13,508)	42.8%	(10,149)	8.3%
Stock-based compensation	(9,282)	29.4%	(10,296)	8.4%
Change in valuation allowance	48,539	(153.8)%	(186,166)	151.6%
Intellectual property migration	610	(1.9)%	7,353	(6.0)%
BEAT waiver election	45,321	(143.6)%	40,141	(32.7)%
FDII exclusion	(2,241)	7.1%	(2,328)	1.9%
Executive compensation	6,523	(20.7)%	4,091	(3.3)%
Foreign withholding taxes	2,701	(8.6)%	2,864	(2.3)%
State taxes	6,867	(21.8)%	1,866	(1.5)%
Unrecognized tax benefit	6,713	(21.3)%	1,406	(1.1)%
Tax credit add-back	1,215	(3.8)%	950	(0.8)%
Meals and entertainment	598	(1.9)%	566	(0.5)%
Prior-year true-ups	(3,680)	11.7%	(846)	0.7%
Other	(125)	0.5%	149	(0.2)%
Provision for (benefit from) income taxes	$76,545	(242.5)%	$(184,476)	150.3%

Income Tax Payments
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended April 30, 2026 was as follows (in thousands):

Year Ended April 30, 2026
Netherlands	$3,175
Foreign
Brazil	1,533
France	1,831
Germany - federal	2,237
Germany - local	1,442
Israel	3,725
United States - federal	3,572
United States - states	4,135
Other	6,361
Cash paid for income taxes, net of refunds received	$28,011
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
Significant components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of April 30,
	2026	2025
Deferred tax assets:
Accrued compensation	$8,476	$5,837
NOL carryforwards	502,126	537,912
Intangible assets	4,377	5,641
Deferred revenue	13,118	7,478
Stock-based compensation	29,314	20,613
Tax credits	28,371	32,271
Disallowed interest expense	13,642	13,183
Lease liabilities	3,487	4,727
Other	10,298	11,018
Gross deferred tax assets	613,209	638,680
Less valuation allowance	(4,219)	(437,497)
Total deferred tax assets	608,990	201,183
Deferred tax liabilities:
Deferred contract acquisition costs	(51,574)	(38,629)
Right of use assets	(3,108)	(4,133)
Other	(89)	—
Gross deferred tax liabilities	(54,771)	(42,762)
Net deferred tax assets	$554,219	$158,421

The valuation allowance for deferred tax assets as of April 30, 2026 and 2025 was $4.2 million and $437.5 million, respectively. As of April 30, 2025, the valuation allowance for the Netherlands, the United Kingdom, and California deferred tax assets was $390.5 million, $24.3 million, and $22.7 million, respectively. During the year ended April 30, 2026, the Company released valuation allowances of $390.5 million, $23.7 million, and $20.7 million related to deferred tax assets in the Netherlands, the United Kingdom, and California, respectively. As of April 30, 2026, the remaining valuation allowance of $4.2 million relates to certain U.S. states and foreign jurisdictions.
The release of the valuation allowance in the Netherlands and California was supported by the implementation of a committed tax planning action in fiscal 2027 that is expected to generate future taxable income in each jurisdiction. The release of the valuation allowance in the United Kingdom was attributable to achieving three years cumulative income during the three months ended April 30, 2026 as well as forecasts of future taxable income. Based on the weight of all available positive and negative evidence, the Company determined that realization of the related deferred tax assets was more likely than not for each of these jurisdictions.
As of April 30, 2026, the Company had NOL carryforwards for Netherlands, United States (federal and state, respectively), and United Kingdom income tax purposes of $1.557 billion, $229.6 million, $505.4 million, and $68.9 million, respectively, with losses being carried forward indefinitely and beginning to expire in the year ending April 30, 2026 for the United States (federal and state, respectively), with Netherlands and United Kingdom losses being carried forward indefinitely. The Company also has research and development tax credit carryforwards for the United States (federal and state, respectively), Canada, and Spain for income tax purposes of $30.0 million, $9.1 million, $0.7 million, and $2.3 million, respectively, which begin to expire on April 30, 2039, April 30, 2027, April 30, 2042, and April 30, 2041, respectively.
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
The Company had unrecognized tax benefits of $29.7 million as of April 30, 2026, of which none would impact the effective tax rate before consideration of any valuation allowance. The activity within the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	As of April 30,
	2026	2025	2024
Balance as of beginning of year	$29,625	$22,691	$18,157
(Decrease) increase related to tax positions taken in prior periods	(3,003)	1,553	1,201
Increase related to tax positions taken in the current period	4,038	5,381	3,333
Decrease related settlement with tax authorities	(991)	—	—
Balance as of end of year	$29,669	$29,625	$22,691
During the year ended April 30, 2026, the Company released approximately $3.0 million of prior positions upon completion of the audit and filing of tax returns in applicable jurisdictions. The increase in tax positions related to the current period is primarily from research and development tax credits generated for the year ended April 30, 2026.
The Company’s policy is to recognize penalties and interest accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized interest and penalties of $0.7 million, $0.9 million, and $0.2 million for the years ended April 30, 2026, 2025, and 2024, respectively. The amount of accrued interest and penalties recorded on the consolidated balance sheets as of April 30, 2026 and 2025 was $0.7 million and $1.3 million, respectively.
The Company is subject to periodic examination of income tax returns by various domestic and international tax authorities. During the year ended April 30, 2026, the Company was subject to new audits by various tax authorities.

The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in multiple jurisdictions, including the Netherlands and United States. The Company’s tax filings for fiscal years starting with the year ended April 30, 2019 remain open in certain tax jurisdictions.
Withholding taxes associated with the repatriation of earnings or for temporary differences related to investments in non-Dutch subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely. As of April 30, 2026, if such earnings were to be repatriated, they would be exempt from taxation in the Netherlands and the amount of dividend withholding taxes from such foreign jurisdictions would be $6.5 million, due to the various income tax treaties between the Netherlands and the respective foreign jurisdictions.
In 2021, the OECD published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules concerning the implementation of the Pillar Two global minimum tax. A number of countries have enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on the Company’s consolidated financial statements for the year ended April 30, 2026. The Company continues to monitor the impact of proposed and enacted global tax legislation.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as the 401(k) Plan’s custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation. The Company makes contributions to the 401(k) Plan of up to 6% of the participating employee’s 401(k) eligible wages. The Company recorded $22.3 million, $19.6 million, and $18.4 million for the years ended April 30, 2026, 2025, and 2024, respectively, related to the 401(k) Plan.
The Company also has defined-contribution and other employee benefit plans in certain other countries for which the Company recorded $16.4 million, $14.6 million, and $12.7 million for the years ended April 30, 2026, 2025, and 2024, respectively.
15. Segment Information
The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews discrete financial information at the consolidated level to make operating decisions, allocate resources, and evaluate financial performance. The Company operates in one operating segment and, therefore, one reportable segment.
The CODM uses consolidated net income (loss) to measure segment profit or loss to evaluate the Company's overall performance and identify any underlying trends in the business to facilitate the allocation of resources to support strategic priorities and capital allocation needs (including personnel-related and other financial or capital resources).
Significant segment expenses that are reviewed and utilized by the CODM at the consolidated level to manage the Company’s operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are presented in the Company’s consolidated statements of operations. Other segment items that impact net income (loss) include interest expense, other income, net, and the (benefit from) provision for income taxes, which are presented in the Company’s consolidated statements of operations.
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Year Ended April 30,
	2026	2025	2024
United States	$947,307	$836,226	$730,488
Rest of world	792,024	647,070	536,833
Total revenue	$1,739,331	$1,483,296	$1,267,321
Other than the United States, no individual country accounted for 10% or more of total revenue during the periods presented.

The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of April 30,
	2026	2025
United States	$13,994	$16,514
The Netherlands	2,096	2,824
Rest of world	11,142	9,585
Total long-lived assets	$27,232	$28,923

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2026 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2026. The effectiveness of our internal control over financial reporting as of April 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended April 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On May 4, 2026, after our last fiscal quarter, Navam Welihinda, our Chief Financial Officer, terminated a trading plan on May 4, 2026. The plan, which was adopted on July 7, 2025 and scheduled to expire on July 7, 2026, permitted the sale of up to 27,376 of our ordinary shares, as reduced by any net share settlement, underlying 21,106 restricted stock units and 6,270 performance share units, assuming vesting and payout of the latter awards at the maximum 200% level upon satisfaction of the specified performance criteria.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (other than the information set forth in the next paragraph) is incorporated herein by reference to our definitive proxy statement for our 2026 annual general meeting of shareholders (the “2026 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our year ended April 30, 2026.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to information contained in the 2026 Proxy Statement, including under the captions “Executive Compensation” and “Non-Executive Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to information contained in the 2026 Proxy Statement, including under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to information contained in the 2026 Proxy Statement, including under the captions “Certain Relationships and Transactions with Related Persons” and “Board of Directors and Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to information contained in the 2026 Proxy Statement, including under the captions “Principal Accounting Fees and Services” and “Pre-Approval of Audit and Non-Audit Services.”

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
(a)(3) Exhibits
We have filed or incorporated by reference the exhibits listed on the accompanying Exhibit Index.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
4.1	Description of share capital.	10-K	001-38675	4.2	6/28/2019
4.2	Indenture, dated as of July 6, 2021, by and between Elastic N.V. and U.S. Bank National Association, as trustee.	8-K	001-38675	4.1	7/6/2021
4.3	Form of 4.125% Senior Note due 2029 (included in Exhibit 4.3).	8-K	001-38675	4.1	7/6/2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227191	10.1	9/24/2018
10.2+	Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.2	6/16/2023
10.3+	Form of Change in Control and Severance Agreement.	10-Q	001-38675	10.3	12/2/2022
10.4+	Amended and Restated Employment Agreement between the Company and Shay Banon, dated June 19, 2023.	10-Q	001-38675	10.1	9/1/2023
10.6+	Amended and Restated Offer Letter between the Company and Ashutosh Kulkarni, dated as of January 11, 2022.	10-Q	001-38675	10.1	3/10/2022
10.7+	Offer Letter between the Company and Ken Exner, dated as of July 19, 2022.	10-Q	001-38675	10.1	8/29/2022
10.8+	Endgame, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended, and related form agreements.	10-Q	001-38675	10.1	12/9/2021
10.9+	Build Security Ltd. 2020 Share Incentive Plan, as amended, and related form agreements.	S-8	333-261544	4.2	12/8/2021
10.10+	cmdWatch Security Inc. Stock Option Plan, as amended, and related form agreements.	S-8	333-261544	4.3	12/8/2021
10.11+	Elastic N.V. 2022 Employee Stock Purchase Plan.	10-K	001-38675	10.12	6/14/2024
10.12+	Form of Stock Option Agreement under the Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.14	6/16/2023

10.13+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.15	6/16/2023
10.14+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.15	6/14/2024
10.15+	Form of Performance Unit Agreement under the Amended and Restated 2012 Stock Option Plan.	10-Q	001-38675	10.2	9/1/2023
10.16+	Form of Performance Unit Agreement under the Amended and Restated 2012 Stock Option Plan.	10-K	001-38675	10.17	6/14/2024
10.17+	Elasticsearch Inc. Executive Deferred Compensation Plan, effective January 1, 2024.	10-Q	001-38675	10.1	3/1/2024
10.18+	Offer Letter between the Company and Mark Dodds, dated as of December 1, 2023.	10-K	001-38675	10.19	6/14/2024
10.20+	Offer Letter between the Company and Navam Welihinda, dated as of February 14, 2025.	10-K	001-38675	10.20	6/10/2025
10.21+	Non-Executive Director Compensation Policy.					X
19.1	Elastic N.V. Insider Trading Policy.	10-K	001-38675	19.1	6/10/2025
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained in the signature page of this report).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Elastic N.V. Incentive-Based Compensation Recovery Policy.	10-K	001-38675	97.1	6/14/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	The cover page from Elastic N.V.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026 formatted in Inline XBRL (included as Exhibit 101).	X
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

Elastic N.V.

Date: June 8, 2026	By:	/s/ Ashutosh Kulkarni
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

Name	Title	Date

/s/ Ashutosh Kulkarni	Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2026
Ashutosh Kulkarni

/s/ Navam Welihinda	Chief Financial Officer (Principal Financial Officer)	June 8, 2026
Navam Welihinda

/s/ Jane Bone	Chief Accounting Officer (Principal Accounting Officer)	June 8, 2026
Jane Bone

/s/ Shay Banon	Chief Technology Officer and Director	June 8, 2026
Shay Banon

/s/ Chetan Puttagunta	Chairman and Director	June 8, 2026
Chetan Puttagunta

/s/ Paul Auvil	Director	June 8, 2026
Paul Auvil

/s/ Alison Gleeson	Director	June 8, 2026
Alison Gleeson

/s/ Shelley Leibowitz	Director	June 8, 2026
Shelley Leibowitz

/s/ Caryn Marooney	Director	June 8, 2026
Caryn Marooney

/s/ Steven Schuurman	Director	June 8, 2026
Steven Schuurman