Form 10-Q
period 2026-07-31
Elastic N.V.
filed 2026-08-28
CIK 1707753

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
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 21, 2026, the registrant had 104,991,280 ordinary shares, par value €0.01 per share, outstanding.

1 We are a distributed company. Accordingly, we do not have a principal executive office. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, any shareholder communication required to be sent to our principal executive offices may be directed to the email address ir@elastic.co or to Elastic N.V., 33 New Montgomery St., 9th Floor, San Francisco, CA 94105.

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

Actual outcomes and results may differ materially from those contemplated by these forward-looking statements due to uncertainties, risks, and changes in circumstances, including but not limited to, those related to:
•our business strategy and our plan to build our business;
•our ability to achieve and maintain profitability;
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
•the use of AI by our workforce;
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
•the impact of geopolitical conditions and global turmoil on our business and on the businesses of our customers and partners, including their spending priorities;
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
•our plan to align our investments more closely with our strategic priorities that we announced on June 24, 2026;
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
Any additional or unforeseen effects from the evolving macroeconomic and geopolitical environments may exacerbate these risks. Further, forward-looking statements made herein are subject to the risks and other factors described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and elsewhere in this report. Among other limitations, our forward-looking statements may not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may make. As a result, investors are cautioned not to place undue reliance on any forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Elastic N.V.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	As of July 31, 2026	As of April 30, 2026
Assets
Current assets:
Cash and cash equivalents	$879,869	$768,725
Restricted cash	1,966	1,773
Marketable securities	581,173	601,537
Accounts receivable, net of allowance for credit losses of $5,143 and $6,847 as of July 31, 2026 and April 30, 2026, respectively	236,433	464,413
Deferred contract acquisition costs	103,055	106,447
Prepaid expenses and other current assets	75,138	80,368
Total current assets	1,877,634	2,023,263
Property and equipment, net	8,172	8,591
Goodwill	356,580	356,442
Operating lease right-of-use assets	23,058	18,641
Intangible assets, net	10,443	13,059
Deferred contract acquisition costs, non-current	146,487	150,989
Deferred tax assets	566,053	567,278
Other assets	13,461	14,413
Total assets	$3,001,888	$3,152,676
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,185	$8,618
Accrued expenses and other liabilities	77,922	96,713
Accrued compensation and benefits	99,612	119,231
Operating lease liabilities	5,709	6,539
Deferred revenue	839,758	973,820
Total current liabilities	1,037,186	1,204,921
Deferred revenue, non-current	44,189	52,502
Long-term debt, net	571,195	570,895
Operating lease liabilities, non-current	18,871	14,129
Other liabilities, non-current	33,604	33,729
Total liabilities	1,705,045	1,876,176
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preference shares, €0.01 par value; 165,000,000 shares authorized; no shares issued or outstanding as of July 31, 2026 and April 30, 2026	—	—
Ordinary shares, €0.01 par value; 165,000,000 shares authorized; 108,605,243 shares issued and 105,120,583 shares outstanding as of July 31, 2026; 108,360,340 shares issued and 104,751,470 shares outstanding as of April 30, 2026	1,167	1,154
Treasury stock, at cost; 3,484,660 shares held as of July 31, 2026; 3,608,870 shares held as of April 30, 2026	(249,270)	(275,695)
Additional paid-in capital	2,322,498	2,310,866
Accumulated other comprehensive loss	(28,868)	(27,870)
Accumulated deficit	(748,684)	(731,955)
Total shareholders’ equity	1,296,843	1,276,500
Total liabilities and shareholders’ equity	$3,001,888	$3,152,676
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,
	2026	2025
Revenue
Subscription	$448,735	$388,583
Services	29,378	26,705
Total revenue	478,113	415,288
Cost of revenue
Subscription	91,931	69,418
Services	29,994	27,328
Total cost of revenue	121,925	96,746
Gross profit	356,188	318,542
Operating expenses
Research and development	112,493	109,122
Sales and marketing	198,997	174,054
General and administrative	48,352	44,806
Restructuring and other related charges	19,920	—
Total operating expenses	379,762	327,982
Operating loss	(23,574)	(9,440)
Other income, net
Interest expense	(6,281)	(6,351)
Other income, net	12,597	15,782
Loss before income taxes	(17,258)	(9)
(Benefit from) provision for income taxes	(529)	24,594
Net loss	$(16,729)	$(24,603)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.16)	$(0.23)
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	104,640,231	105,961,879
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2026	2025
Net loss	$(16,729)	$(24,603)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of taxes	(1,478)	(1,213)
Foreign currency translation adjustments	480	(323)
Other comprehensive loss	(998)	(1,536)
Total comprehensive loss	$(17,727)	$(26,139)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of April 30, 2026	104,751,470	$1,154	3,608,870	$(275,695)	$2,310,866	$(27,870)	$(731,955)	$1,276,500
Issuance of ordinary shares upon exercise of stock options	244,903	3	—	—	3,301	—	—	3,304
Reissuance of treasury shares upon release of restricted stock units	928,811	10	(928,811)	66,441	(66,451)	—	—	—
Repurchases of ordinary shares	(804,601)	—	804,601	(40,016)	—	—	—	(40,016)
Stock-based compensation	—	—	—	—	74,782	—	—	74,782
Net loss	—	—	—	—	—	—	(16,729)	(16,729)
Other comprehensive loss	—	—	—	—	—	(998)	—	(998)
Balances as of July 31, 2026	105,120,583	$1,167	3,484,660	$(249,270)	$2,322,498	$(28,868)	$(748,684)	$1,296,843

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares Outstanding	Amount	Shares	Amount
Balances as of April 30, 2025	105,534,887	$1,112	35,937	$(369)	$2,049,416	$(23,204)	$(1,099,721)	$927,234
Issuance of ordinary shares upon exercise of stock options	22,835	—	—	—	326	—	—	326
Issuance of ordinary shares upon release of restricted stock units	710,384	8	—	—	(8)	—	—	—
Stock-based compensation	—	—	—	—	69,935	—	—	69,935
Net loss	—	—	—	—	—	—	(24,603)	(24,603)
Other comprehensive loss	—	—	—	—	—	(1,536)	—	(1,536)
Balances as of July 31, 2025	106,268,106	$1,120	35,937	$(369)	$2,119,669	$(24,740)	$(1,124,324)	$971,356
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2026	2025
Cash flows from operating activities
Net loss	$(16,729)	$(24,603)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,358	2,316
Amortization of premium and accretion of discount on marketable securities, net	(311)	(1,393)
Amortization of deferred contract acquisition costs	32,467	26,173
Amortization of debt issuance costs	300	287
Non-cash operating lease cost	1,768	2,316
Stock-based compensation expense	74,782	69,935
Deferred income taxes	1,061	21,562
Unrealized foreign currency transaction loss (gain)	472	(364)
Other	6	—
Changes in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable, net	227,026	153,982
Deferred contract acquisition costs	(24,872)	(22,284)
Prepaid expenses and other current assets	5,208	(5,066)
Other assets	1,414	(1,075)
Accounts payable	5,753	9,570
Accrued expenses and other liabilities	(18,914)	(14,892)
Accrued compensation and benefits	(19,493)	(10,987)
Operating lease liabilities	(2,127)	(2,730)
Deferred revenue	(139,165)	(97,912)
Net cash provided by operating activities	132,004	104,835
Cash flows from investing activities
Purchases of property and equipment	(590)	(656)
Business acquisitions, net of cash acquired	—	(8,489)
Purchases of marketable securities	(114,760)	(248,596)
Sales, maturities, and redemptions of marketable securities	133,490	87,366
Net cash provided by (used in) investing activities	18,140	(170,375)
Cash flows from financing activities
Proceeds from issuance of ordinary shares upon exercise of stock options	3,304	326
Repurchases of ordinary shares	(40,016)	—
Net cash (used in) provided by financing activities	(36,712)	326
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,095)	(10)
Net increase (decrease) in cash, cash equivalents, and restricted cash	111,337	(65,224)
Cash, cash equivalents, and restricted cash, beginning of period	770,498	731,214
Cash, cash equivalents, and restricted cash, end of period	$881,835	$665,990
Supplemental disclosures of cash flow information
Cash paid for interest	$11,910	$11,993
Cash paid for income taxes, net	$5,656	$5,061
Cash paid for operating lease liabilities	$2,172	$2,989
Supplemental disclosures of non-cash investing and financing information
Property and equipment included in accounts payable	$39	$137
Operating lease right-of-use assets for new lease obligations	$6,216	$1,569
Acquisition-related indemnity holdback	$—	$1,425
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elastic N.V.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Elastic N.V. (individually and together with its consolidated subsidiaries, “Elastic” or the “Company”) was incorporated under the laws of the Netherlands in 2012. The Company created the Elasticsearch Platform, a powerful set of solutions that ingest data from any source, in any format, and perform search, analysis, and visualization on that data. The Company’s platform allows customers to find insights and drive AI and machine learning use cases from large amounts of data. The Company offers three Elasticsearch-powered solutions built into its platform: Search & AI, Elastic Observability, and Elastic Security. The Company’s platform and its solutions are designed to run across hybrid clouds, public or private clouds, and multi-cloud environments.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2026 and interim condensed consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the three months ended July 31, 2026 and 2025 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary to fairly state the Company’s financial position as of July 31, 2026; results of the Company’s operations for the three months ended July 31, 2026 and 2025; statements of shareholders’ equity for the three months ended July 31, 2026 and 2025; and statements of cash flows for the three months ended July 31, 2026 and 2025. The financial data and other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three-month periods are also unaudited. The results for the three months ended July 31, 2026 are not necessarily indicative of the operating results expected for the fiscal year ending April 30, 2027, or any other future period.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet data as of April 30, 2026 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026 filed with the SEC on June 8, 2026 (the “Company’s Annual Report on Form 10-K”).
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2027, for example, refer to the fiscal year ending April 30, 2027.
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

Estimates and assumptions about future events and their effects cannot be determined with certainty and, therefore, require the exercise of judgment. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments or revise the carrying value of the Company’s assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
Financial Instruments: In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The Company adopted ASU No. 2025-05 on May 1, 2026. The Company’s adoption of this ASU did not have any impact on its condensed consolidated financial statements.
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

3. Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended July 31,
	2026		2025
	Amount	% of Total Revenue	Amount	% of Total Revenue
Annual Elastic Cloud	$185,003	39%	$145,912	35%
Monthly Elastic Cloud	50,202	10%	49,862	12%
Total Elastic Cloud	235,205	49%	195,774	47%
Other subscription	213,530	45%	192,809	47%
Total subscription	448,735	94%	388,583	94%
Services	29,378	6%	26,705	6%
Total revenue	$478,113	100%	$415,288	100%
Concentration of Credit Risk
One customer, a channel partner, accounted for 10% and 12% of total revenue during the three months ended July 31, 2026 and 2025, respectively. The same customer accounted for 13% and 11% of net accounts receivable as of July 31, 2026 and April 30, 2026, respectively.
Deferred Revenue
The Company recognized revenue of $375.3 million and $311.6 million for the three months ended July 31, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of each of the respective periods.
Unbilled Accounts Receivable
Unbilled accounts receivable is recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2026 and April 30, 2026, unbilled accounts receivable was $4.0 million and $3.1 million, respectively.
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
As of July 31, 2026, the Company had $1.854 billion of RPO, of which the Company expects to recognize approximately 62% as revenue over the next twelve months, approximately 87% over the next twenty-four months, and the remainder thereafter.
Deferred Contract Acquisition Costs
Amortization expense with respect to deferred contract acquisition costs was $32.5 million and $26.2 million for the three months ended July 31, 2026 and 2025, respectively. The Company did not recognize any impairment of deferred contract acquisition costs for the three months ended July 31, 2026 and 2025.
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
The following table summarizes assets that are measured at fair value on a recurring basis as of July 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$585,752	$—	$—	$585,752
U.S. treasury securities	8,499	—	—	8,499
U.S. agency securities	—	8,396	—	8,396
Certificates of deposit	—	8,331	—	8,331
Total included in cash equivalents	594,251	16,727	—	610,978

Marketable securities:
U.S. treasury securities	94,503	—	—	94,503
Corporate debt securities	—	328,865	—	328,865
Certificates of deposit	—	55,286	—	55,286
Municipal securities	—	39,612	—	39,612
International treasuries	—	39,278	—	39,278
U.S. agency securities	—	22,710	—	22,710
Commercial paper	—	919	—	919
Total marketable securities	94,503	486,670	—	581,173

Mutual fund investments (1)	6,200	—	—	6,200
Total financial assets	$694,954	$503,397	$—	$1,198,351
(1) Mutual fund investments are held in an irrevocable rabbi trust for payment obligations to non-qualified deferred compensation plan participants. The investments are recorded as part of other assets, non-current on the Company’s condensed consolidated balance sheets.

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
(1) Mutual fund investments are held in an irrevocable rabbi trust for payment obligations to non-qualified deferred compensation plan participants. The investments are recorded as part of other assets, non-current on the Company’s condensed consolidated balance sheets.
Interest income from the Company’s cash, cash equivalents, and marketable securities was $12.0 million and $15.1 million for the three months ended July 31, 2026 and 2025, respectively, and is included in other income, net in the condensed consolidated statements of operations.
As of July 31, 2026 and April 30, 2026, gross unrealized gains and losses on the marketable securities were not significant. The fluctuations in market interest rates impacted the unrealized losses or gains on these securities.
The fair value of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

	As of July 31, 2026	As of April 30, 2026
Due within 1 year	$287,174	$304,833
Due between 1 year and 3 years	290,497	296,704
Due between 3 years and 5 years	3,502	—
Total marketable securities	$581,173	$601,537
Financial Liabilities
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes due July 15, 2029 in a private placement. Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of July 31, 2026 was approximately $548.4 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

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
6. Balance Sheet Components
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	Useful Life (in years)	As of July 31, 2026	As of April 30, 2026
Leasehold improvements	Lesser of estimated useful life or remaining lease term	$12,162	$9,774
Computer hardware and software	3	4,638	4,066
Furniture and fixtures	3-5	6,066	5,163
Assets under construction		8	3,575
Total property and equipment		22,874	22,578
Less: accumulated depreciation		(14,702)	(13,987)
Property and equipment, net		$8,172	$8,591
Depreciation expense related to property and equipment was $0.7 million for the three months ended July 31, 2026 and 2025.

Intangible Assets, Net
Intangible assets consisted of the following as of July 31, 2026 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$85,291	$74,824	$10,467	2.2
Foreign currency translation adjustment			(24)
Total			$10,443
Intangible assets consisted of the following as of April 30, 2026 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)
Developed technology	$85,291	$72,208	$13,083	2.2
Foreign currency translation adjustment			(24)
Total			$13,059
Amortization expense for the intangible assets for the three months ended July 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended July 31,
	2026	2025
Cost of revenue – subscription	$2,616	$1,576
Total amortization of acquired intangible assets	$2,616	$1,576
The expected future amortization expense related to the intangible assets as of July 31, 2026 was as follows (in thousands, by fiscal year):

Remainder of 2027	$4,685
2028	3,413
2029	1,501
2030	798
2031	46
Total	$10,443
Goodwill
The following table represents the changes to goodwill (in thousands):

Carrying Amount
Balance as of April 30, 2026	$356,442
Measurement period adjustments	157
Foreign currency translation adjustment	(19)
Balance as of July 31, 2026	$356,580
There was no impairment of goodwill during the three months ended July 31, 2026 and 2025.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of July 31, 2026	As of April 30, 2026
Accrued expenses	$47,697	$44,109
Income taxes payable	7,353	12,899
Value added taxes payable	3,044	12,837
Accrued interest	988	6,918
Other	18,840	19,950
Total accrued expenses and other liabilities	$77,922	$96,713
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31, 2026	As of April 30, 2026
Accrued vacation	$43,295	$46,702
Accrued commissions	18,659	46,420
Accrued payroll and withholding taxes	9,894	11,138
Other	27,764	14,971
Total accrued compensation and benefits	$99,612	$119,231
Allowance for Credit Losses
The following is a summary of the changes in the Company’s allowance for credit losses (in thousands):

	Three Months Ended July 31,
	2026	2025
Beginning balance	$6,847	$5,510
(Reversal of) provision for expected credit losses	(1,495)	845
Accounts written off	(209)	(1,117)
Ending balance	$5,143	$5,238
7. Senior Notes
In July 2021, the Company issued $575.0 million aggregate principal amount of 4.125% Senior Notes in a private placement due July 15, 2029 (the “Senior Notes”).
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

The net carrying amount of the Senior Notes was as follows (in thousands):

	As of July 31, 2026	As of April 30, 2026
Principal	$575,000	$575,000
Unamortized debt issuance costs	(3,805)	(4,105)
Net carrying amount	$571,195	$570,895
The following table sets forth the interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended July 31,
	2026	2025
Contractual interest expense	$5,930	$5,930
Amortization of debt issuance costs	300	287
Total interest expense related to the Senior Notes	$6,230	$6,217
8. Commitments and Contingencies
Cloud Hosting Commitments
During the three months ended July 31, 2026, the Company increased its non-cancelable cloud hosting capacity commitments to $978.8 million over the next five years. The table below reflects the Company’s updated future minimum purchase obligations relating to non-cancelable agreements for cloud hosting (in thousands):

Years Ending April 30,	Purchase Obligations
Remainder of 2027	$185,506
2028	242,178
2029	225,077
2030	198,360
2031	109,333
2032	18,333
Total	$978,787
Actual timing may vary depending on services used and total payments under these capacity commitments may be higher than the total minimum depending on services used.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, results of operations, financial position, or cash flows.
On February 11, 2025, an alleged shareholder of the Company filed a complaint in the United States District Court for the Eastern District of New York against the Company and one of its executive officers, Ashutosh Kulkarni, as well as a former executive officer of the Company, Janesh Moorjani, on behalf of a putative class of shareholders of the Company who purchased or otherwise acquired the Company’s ordinary shares during the period from May 31, 2024 to August 29, 2024. The complaint, captioned “In re Elastic N.V. Securities Litigation,” alleges that the defendants made materially false and misleading statements and omitted material information about the Company’s business and financial results during the foregoing period in violation of Sections 10(b) and 20(a) of the Exchange Act and Exchange Act Rule 10b-5, which allegedly resulted in artificially inflated prices of the Company’s shares. The complaint states that plaintiffs seek damages and attorneys’ fees and costs. In May 2025, the Court appointed Lucid Alternative Fund, LP and Jeff Milan as co-lead plaintiffs in this matter. On August 1, 2025, the plaintiffs filed an amended complaint, citing the same core theories and claims but extending the class period to cover the period from June 2, 2023 to August 29, 2024. On October 1, 2025, the Company filed a motion to dismiss the complaint. The plaintiffs filed an opposition to the motion on November 17, 2025, and the Company filed a reply on December 17, 2025. The motion to dismiss is pending before the Court. At this stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and reasonably estimable.

Indemnification
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, landlords, contractors, and parties performing its research and development. Pursuant to these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company to date has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material. The Company maintains commercial general liability insurance and product liability insurance to offset certain of the Company’s potential liabilities under these indemnification provisions.
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
Lease Costs
Components of lease costs included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,
	2026	2025
Operating lease cost	$1,861	$2,634
Short-term lease cost	1,001	670
Variable lease cost	416	475
Total lease cost	$3,278	$3,779
Lease term and discount rate information are summarized as follows:

As of July 31, 2026
Weighted average remaining lease term (in years)	6.2
Weighted average discount rate	5.4%
Future minimum lease payments under non-cancelable operating leases on an undiscounted cash flow basis as of July 31, 2026 were as follows (in thousands, by fiscal year):

Remainder of 2027	$5,244
2028	5,904
2029	4,018
2030	2,430
2031	2,265
Thereafter	9,903
Total minimum lease payments	29,764
Less imputed interest	(5,184)
Present value of future minimum lease payments	24,580
Less current lease liabilities	(5,709)
Operating lease liabilities, non-current	$18,871

10. Ordinary Shares
The Company’s authorized ordinary share capital pursuant to its articles of association amounts to 165 million ordinary shares at a par value per ordinary share of €0.01.
Each holder of ordinary shares has the right to one vote per ordinary share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when proposed by the Company’s board of directors and adopted by the general meeting of shareholders, subject to the prior rights of holders of all classes of shares outstanding having priority rights to dividends. No dividends have been declared from the Company’s inception through July 31, 2026.
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
Preference Shares
The Company’s authorized preference share capital pursuant to its articles of association amounts to 165 million preference shares at a par value per preference share of €0.01. Each holder of preference shares has rights and preferences, including the right to one vote per preference share. As of July 31, 2026, there were no preference shares issued or outstanding.
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
The following table summarizes the share repurchase activity under the Company’s Share Repurchase Program (in thousands, except share and per share data):

Three Months Ended July 31, 2026

Number of shares repurchased	804,601
Weighted-average price per share (1)	$49.71
Aggregate purchase price (1)	$40,000
(1) Excludes transaction costs associated with the repurchases.
All repurchases were made in open market transactions. As of July 31, 2026, $120.0 million remained available for future share repurchases under the Share Repurchase Program.
11. Equity Incentive Plans
2022 Employee Stock Purchase Plan
The Company reserved 6.0 million of its ordinary shares for purchase and issuance under the 2022 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to acquire ordinary shares of the Company at a discount at periodic intervals through accumulated payroll deductions. Eligible employees purchase ordinary shares of the Company during a purchase period at 85% of the market value of the ordinary shares at either the beginning or end of an offering period, whichever is lower. Offering periods under the ESPP are approximately six months long and begin on each of March 16 or September 16 or the next trading day thereafter.
No ordinary shares were issued under the ESPP during the three months ended July 31, 2026 and 2025. Stock-based compensation expense recognized related to the ESPP was $1.8 million and $2.0 million for the three months ended July 31, 2026 and 2025, respectively.

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
The Company’s board of directors, compensation committee, or other duly authorized committee determines the vesting schedule for all equity-based awards. Stock options and RSUs granted to employees generally vest over four years, subject to the employees’ continued service to the Company. The Company’s compensation committee may explicitly deviate from the general vesting schedules in its approval of an equity-based award as it may deem appropriate. Stock options expire ten years after the date of grant. Shares subject to stock options and RSUs that are canceled under certain conditions become available for future grant of awards under the 2012 Plan unless the 2012 Plan is terminated. As of July 31, 2026, there were 31,764,805 shares available for grant under the 2012 Plan.
Stock Options
The following table summarizes stock option activity:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2026	1,547,110	$46.25	3.10	$30,020
Stock options exercised	(244,903)	$13.49
Stock options canceled	(2,354)	$84.87
Stock options assumed in acquisition canceled	(1,203)	$71.42
Balance as of July 31, 2026	1,298,650	$52.33	2.65	$36,207
Exercisable as of July 31, 2026	1,298,650	$52.33	2.65	$36,207
Aggregate intrinsic value represents the difference between the exercise price of the stock options to purchase the Company’s ordinary shares and the fair value of the Company’s ordinary shares. No stock options were granted during the three months ended July 31, 2026 and 2025. As of July 31, 2026, the Company had no unrecognized stock-based compensation expense related to unvested stock options.
RSUs
The following table summarizes RSU activity under the 2012 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding and unvested at April 30, 2026	8,162,578	$84.58
RSUs granted	3,720,044	$62.59
RSUs released	(928,811)	$83.66
RSUs canceled	(1,010,024)	$83.30
Outstanding and unvested at July 31, 2026	9,943,787	$76.57
As of July 31, 2026, the Company had unrecognized stock-based compensation expense of $697.6 million related to RSUs that the Company expects to recognize over a weighted-average period of 2.93 years.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,
	2026	2025
Cost of revenue
Subscription	$2,750	$2,468
Services	4,489	3,932
Research and development	24,326	26,623
Sales and marketing	25,144	23,067
General and administrative	18,073	13,845
Total stock-based compensation expense	$74,782	$69,935
12. Net Loss Per Share Attributable to Ordinary Shareholders
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except share and per share data):

	Three Months Ended July 31,
	2026	2025
Numerator:
Net loss	$(16,729)	$(24,603)
Denominator:
Weighted-average shares used to compute net loss per share attributable to ordinary shareholders, basic and diluted	104,640,231	105,961,879
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.16)	$(0.23)
The following outstanding potentially dilutive ordinary shares were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended July 31,
	2026	2025
Stock options	1,298,650	1,752,632
RSUs	9,943,787	6,699,912
ESPP	244,303	146,803
Total	11,486,740	8,599,347
13. Income Taxes
The Company recorded a benefit from income taxes of $0.5 million and a provision for income taxes of $24.6 million for the three months ended July 31, 2026 and 2025, respectively. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events, or changes in tax law. The Company’s effective tax rate is affected by recurring items, such as tax rates in jurisdictions both within and outside the Netherlands and the relative amounts of income that is earned in those jurisdictions, non-deductible stock-based compensation, one-time tax benefits or charges, and Base Erosion and Anti-abuse Tax (“BEAT”) legislation in the United States.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing significant changes to U.S. federal tax law. In accordance with ASC 740, Accounting for Income Taxes, and based on available guidance, the Company has reflected the effects of the OBBBA in the condensed consolidated financial statements for the three months ended July 31, 2026 and 2025. Some aspects of the legislation remain subject to further clarification and interpretive guidance. The Company continues to assess the impact of the law on the Company’s condensed consolidated financial statements and will update the estimates as additional guidance becomes available.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules concerning the implementation of the Pillar Two global minimum tax. Many countries in which the Company operates continue to announce changes in their tax laws and regulations based on the Pillar Two framework. The Company determined that Pillar Two did not have a material impact on the Company’s benefit from income taxes for the three months ended July 31, 2026. The Company continues to monitor the impact of proposed and enacted global tax legislation. In January 2026, the OECD formally published a new package of administrative guidance including the side-by-side safe harbor, which codified the framework first outlined in the June 28, 2025 statement of the Group of Seven (“G7”) nations, comprising Canada, France, Germany, Italy, Japan, the United Kingdom, and the United States. Certain aspects of the framework remain subject to interpretation as the jurisdictions continue to refine administrative procedures.
14. Employee Benefit Plans
The Company has a defined-contribution plan in the United States intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company has contracted with a third-party provider to act as the 401(k) Plan’s custodian and trustee, and to process and maintain the records of participant data. Substantially all the expenses incurred for administering the 401(k) Plan are paid by the Company. The 401(k) Plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation. The Company makes contributions to the 401(k) Plan of up to 6% of the participating employee’s 401(k) eligible wages. The Company recorded $6.4 million and $5.7 million for the three months ended July 31, 2026 and 2025, respectively, related to the 401(k) Plan.
The Company also has defined-contribution and other employee benefit plans in certain other countries for which the Company recorded $4.4 million and $4.3 million for the three months ended July 31, 2026 and 2025, respectively.
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
Significant segment expenses that are reviewed and utilized by the CODM at the consolidated level to manage the Company’s operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are presented in the Company’s condensed consolidated statements of operations. Other segment items that impact net loss include restructuring and other related charges, interest expense, other income, net, and the (benefit from) provision for income taxes, which are presented in the Company’s condensed consolidated statements of operations.
The following table summarizes the Company’s total revenue by geographic area based on the location of customers (in thousands):

	Three Months Ended July 31,
	2026	2025
United States	$258,977	$230,263
Rest of world	219,136	185,025
Total revenue	$478,113	$415,288
Other than the United States, no individual country accounted for 10% or more of total revenue during the periods presented.

The following table presents the Company’s long-lived assets, including property and equipment, net, and operating lease right-of-use assets, by geographic region (in thousands):

	As of July 31, 2026	As of April 30, 2026
United States	$20,157	$13,994
The Netherlands	1,888	2,096
Rest of world	9,185	11,142
Total long-lived assets	$31,230	$27,232
16. Restructuring and Other Related Charges
On June 24, 2026, the Company announced and began implementing a plan to align its investments more closely with its strategic priorities by simplifying team structures, reducing organizational complexity, improving decision-making speed, reallocating resources towards key growth areas, and investing in the skills and capabilities needed to support the Company’s ongoing growth. As part of the plan, the Company expects to reduce the Company’s workforce by approximately 7% and expects to incur total non-recurring cash charges of approximately $22 million to $25 million under the plan, which will primarily consist of employee-related costs, including severance and other termination benefits. For the three months ended July 31, 2026, the Company recorded employee-related severance and other termination benefits of $19.9 million. The restructuring plan is expected to be substantially completed by the end of the third quarter of fiscal 2027.
The following table presents activity related to the liability, which is recorded in accrued compensation and employee benefits in the consolidated balance sheets, for restructuring-related employee severance and benefits for the three months ended July 31, 2026 (in thousands):

Three Months Ended July 31, 2026
Beginning balance	$—
Incurred during the period	19,920
Paid during the period	(13,016)
Foreign currency translation adjustment	15
Ending balance	$6,919
17. Subsequent Events
On August 21, 2026, the Company acquired 100% of the share capital of Deductive AI, Inc. an AI-powered investigation platform, for cash consideration of approximately $70 million. Based in the United States, Deductive AI, Inc. has built an AI site reliability engineering (“SRE”) agent that connects to a customer’s code, telemetry sources, and organizational knowledge to help engineering teams investigate alerts and production issues.
The acquisition will be accounted for as a business combination and, accordingly, the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. Due to the timing of the acquisition, the Company is in the process of finalizing the purchase price allocation for the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026 filed with the SEC on June 8, 2026 (the “Company’s Annual Report on Form 10-K”). As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in our risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Our fiscal year end is April 30, and our fiscal quarters end on July 31, October 31, January 31, and April 30. Our fiscal year ended April 30, 2026 is referred to as fiscal 2026, and our fiscal year ending April 30, 2027 is referred to as fiscal 2027.
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

We generate revenue primarily from sales of subscriptions to our platform. We offer various paid subscription tiers that provide different levels of rights to use proprietary features and access to support. We do not sell support independently. Our subscription agreements typically range from one to three years and are usually billed annually in advance. Our subscription agreements are either term-based or consumption-based, with the vast majority of Elastic Cloud subscriptions being consumption-based. We sell subscriptions in various currencies, with the majority of our subscriptions contracted in U.S. dollars, and a smaller portion contracted in Euro, British Pound Sterling, and other currencies. Elastic Cloud customers may also purchase subscriptions on a month-to-month basis without a commitment, with usage billed at the end of each month. Subscriptions accounted for 94% of total revenue for the three months ended July 31, 2026 and 2025. We also generate revenue from consulting and training services.
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
Many of these customers start with limited initial spending on our products but can significantly increase their spending over time. We drive high-touch engagement with qualified prospects and customers to drive further awareness, adoption, and expansion of our products with paid subscriptions. Expansion includes increasing the number of developers and practitioners using our products, increasing the utilization of our products for a particular use case, and utilizing our products to address new use cases. The number of customers who represented greater than $100,000 in annual contract value (“ACV”) was over 1,800 and over 1,550 as of July 31, 2026 and 2025, respectively. The ACV of a customer’s commitments is calculated based on the terms of that customer’s subscriptions and represents the total committed annual subscription amount as of the measurement date. Month-to-month subscriptions are not included in the calculation of ACV.
Our sales teams are organized primarily by geography and secondarily by customer segments. They focus on both seeking to obtain new customers and on pursuing additional sales to existing customers. In addition to our direct sales efforts, we maintain partnerships to further extend our reach and awareness of our products around the world.
We continue to make substantial investments in developing our platform and expanding our global sales and marketing footprint. With a distributed team spanning over 40 countries, we are able to recruit, hire, and retain high-quality, experienced technical and sales personnel and operate at a rapid pace to drive product releases, fix bugs, and create and market new products. We had 3,834 employees as of July 31, 2026.
Current Economic Conditions
Macroeconomic events, including a resurgence of inflation, fluctuations in economic growth, changes in and uncertainty of international trade policies, and geopolitical turmoil, continue to evolve and impact worldwide economic activity. Governmental and corporate responses to these factors, including changing interest rates and unpredictable and decreased spending, will continue to affect the macroeconomic conditions. We have experienced and, if economic conditions remain uncertain or deteriorate, may continue to experience longer and more unpredictable sales cycles, increased scrutiny of prospective sales, slowing consumption and overall customer expenditures, and the impacts of changing foreign exchange rates with a strengthening or weakening U.S. dollar. We continue to closely monitor the macroeconomic environment and its effects on our business and on global economic activity, including customer spending behavior. See “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K.
Restructuring
To better align our teams with working in an age of AI automation, we are evolving the organization by simplifying team structures, reducing organizational complexity, improving decision-making speed, reallocating resources towards key growth areas, and investing in the skills and capabilities needed to support our ongoing growth. On June 24, 2026, we announced and began implementing a plan to align our investments more closely with our strategic priorities and to reduce our workforce by approximately 7%. We incurred $19.9 million in restructuring and other related charges during the three months ended July 31, 2026. We expect that the restructuring plan will be substantially completed by the end of the third quarter of fiscal 2027.
See Note 16, “Restructuring and Other Related Charges,” of our accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information about the plan. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of additional risks.

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
We believe that a useful indication of how our customer relationships have expanded over time is through our Net Expansion Rate, which is based upon trends in the rate at which customers increase their spend with us. To calculate an expansion rate as of the end of a given month, we start with the annualized spend from all such customers as of twelve months prior to that month end, which we refer to as Prior Period Value. A customer’s annualized spend is measured as its ACV, or in the case of customers charged on usage-based arrangements, by annualizing the usage for that month. We then calculate the annualized spend from these same customers as of the given month end, which we refer to as Current Period Value, which includes any growth in the value of their subscriptions or usage and is net of contraction or attrition over the prior twelve months. We then divide the Current Period Value by the Prior Period Value to arrive at an expansion rate. The Net Expansion Rate at the end of any period is the weighted average of the expansion rates as of the end of each of the trailing twelve months. The Net Expansion Rate includes the dollar-weighted value of our subscriptions or usage that expand, renew, contract, or experience attrition. For instance, if each customer had a one-year subscription and renewed its subscription for the same amount, the Net Expansion Rate would be 100%. Customers who reduced their annual subscription dollar value (contraction) or did not renew their annual subscription (attrition) would adversely affect the Net Expansion Rate. Our Net Expansion Rate was approximately 111% as of July 31, 2026.
As large organizations expand their use of our platform across multiple use cases, projects, divisions, and users, they often begin to require centralized provisioning, management and monitoring across multiple deployments. To satisfy these requirements, our Enterprise subscription tier provides access to key orchestration and deployment management capabilities. We will continue to focus a significant portion of our direct sales efforts on driving adoption of our paid offerings.
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
Gross profit and gross margin. Gross profit represents revenue less cost of revenue. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the timing of our acquisition of new customers and our renewals with existing customers, the average sales price of our subscriptions and services, the amount of our revenue represented by hosted services, the mix of subscriptions sold, the mix of revenue between subscriptions and services, the mix of services between consulting and training, transaction volume growth, and support case volume growth. We expect our gross margin to fluctuate over time depending on the factors described above. We expect our revenue from Elastic Cloud to continue to increase as a percentage of total revenue, which we expect will continue to have a modestly unfavorable impact on our gross margin as a result of the associated third-party cloud hosting costs.
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
Restructuring and other related charges. Restructuring and other related charges primarily consist of employee-related severance and other termination benefits.
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
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Revenue
Subscription	$448,735	$388,583
Services	29,378	26,705
Total revenue	478,113	415,288
Cost of revenue (1)(2)
Subscription	91,931	69,418
Services	29,994	27,328
Total cost of revenue	121,925	96,746
Gross profit	356,188	318,542
Operating expenses (1)(2)(3)
Research and development	112,493	109,122
Sales and marketing	198,997	174,054
General and administrative	48,352	44,806
Restructuring and other related charges	19,920	—
Total operating expenses	379,762	327,982
Operating loss (1)(2)(3)	(23,574)	(9,440)
Other income, net
Interest expense	(6,281)	(6,351)
Other income, net	12,597	15,782
Loss before income taxes	(17,258)	(9)
(Benefit from) provision for income taxes	(529)	24,594
Net loss	$(16,729)	$(24,603)

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Cost of revenue
Subscription	$2,908	$2,653
Services	4,712	4,190
Research and development	25,525	27,773
Sales and marketing	26,003	24,069
General and administrative	18,397	14,178
Total stock-based compensation expense and related employer taxes	$77,545	$72,863
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Cost of revenue
Subscription	$2,616	$1,576
Total amortization of acquired intangibles	$2,616	$1,576
(3) Includes acquisition-related expenses as follows:

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Research and development	$238	$8
General and administrative	517	119
Total acquisition-related expenses	$755	$127

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended July 31,
	2026	2025
Revenue
Subscription	94%	94%
Services	6%	6%
Total revenue	100%	100%
Cost of revenue (1)(2)
Subscription	19%	17%
Services	7%	6%
Total cost of revenue	26%	23%
Gross profit	74%	77%
Operating expenses (1)(2)(3)
Research and development	23%	26%
Sales and marketing	42%	42%
General and administrative	10%	11%
Restructuring and other related charges	4%	—%
Total operating expenses	79%	79%
Operating loss (1)(2)(3)	(5)%	(2)%
Other income, net
Interest expense	(1)%	(2)%
Other income, net	2%	4%
Loss before income taxes	(4)%	—%
(Benefit from) provision for income taxes	(1)%	6%
Net loss	(3)%	(6)%

(1) Includes stock-based compensation expense and related employer taxes as follows:

	Three Months Ended July 31,
	2026	2025
Cost of revenue
Subscription	1%	1%
Services	1%	1%
Research and development	5%	7%
Sales and marketing	5%	6%
General and administrative	4%	3%
Total stock-based compensation expense and related employer taxes	16%	18%
(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,
	2026	2025
Cost of revenue
Subscription	1%	—%
Total amortization of acquired intangibles	1%	—%
(3) Includes acquisition-related expenses as follows:

Three Months Ended July 31,
	2026	2025
Research and development	—%	—%
General and administrative	—%	—%
Total acquisition-related expenses	—%	—%
Comparison of Three Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Revenue
Subscription	$448,735	$388,583	$60,152	15%
Services	29,378	26,705	2,673	10%
Total revenue	$478,113	$415,288	$62,825	15%
Subscription revenue increased by $60.2 million, or 15%, for the three months ended July 31, 2026 compared to the same period of the prior year. This increase was primarily driven by continued adoption of both Elastic Cloud and Other subscriptions, which grew 20% and 11%, respectively, over the prior year. The increase in Elastic Cloud revenue was primarily attributable to an increase in revenue from Annual Elastic Cloud, which grew by 27% over the prior year.
Services revenue increased by $2.7 million, or 10%, for the three months ended July 31, 2026 compared to the same period of the prior year. The increase in services revenue was attributable to increased adoption of our services offerings.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Cost of revenue
Subscription	$91,931	$69,418	$22,513	32%
Services	29,994	27,328	2,666	10%
Total cost of revenue	$121,925	$96,746	$25,179	26%
Gross profit	$356,188	$318,542	$37,646	12%

Gross margin:
Subscription	80%	82%
Services	(2)%	(2)%
Total gross margin	74%	77%
Cost of subscription revenue increased by $22.5 million, or 32%, for the three months ended July 31, 2026 compared to the same period of the prior year. This increase was primarily due to an increase of $16.0 million in cloud hosting costs, $3.9 million in partner reseller expense, $1.0 million in intangible assets amortization, and $1.0 million in personnel and related costs. Subscription gross margin decreased to 80% for the three months ended July 31, 2026 compared to 82% for the same period of the prior year primarily due to a higher increase in our cloud hosting costs relative to revenue growth.
Cost of services revenue increased by $2.7 million, or 10%, for the three months ended July 31, 2026 compared to the same period of the prior year. This increase was primarily due to increases of $2.0 million in personnel and related costs and $1.2 million in subcontractor costs, partially offset by a decrease of $0.5 million in travel expenses. Gross margin for services revenue remained flat at (2)% compared to the same period of the prior year. We continue to make investments in our services organization that we believe will be needed to support our continued growth. Our gross margin for services may fluctuate or decline in the near term as we seek to expand our services business.
Operating Expenses
Research and development

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Research and development	$112,493	$109,122	$3,371	3%
Research and development expense increased by $3.4 million, or 3%, for the three months ended July 31, 2026 compared to the same period of the prior year as we continued to invest in the development of new and existing offerings. The increase was primarily due to increases of $3.0 million in cloud hosting costs, $0.7 million in travel expenses, and $0.5 million in software and equipment costs, partially offset by a decrease of $0.8 million in personnel and related costs.
Sales and marketing

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Sales and marketing	$198,997	$174,054	$24,943	14%
Sales and marketing expense increased by $24.9 million, or 14%, for the three months ended July 31, 2026 compared to the same period of the prior year. The increase was primarily due to increases of $19.7 million in personnel and related costs, $2.1 million in travel expenses, $1.5 million in marketing expenses, and $1.4 million in software and equipment costs. The increase in personnel and related costs included increases of $11.6 million in salaries and related taxes, $6.0 million in commission expense, and $2.1 million in stock-based compensation.

General and administrative

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
General and administrative	$48,352	$44,806	$3,546	8%
General and administrative expense increased by $3.5 million, or 8%, for the three months ended July 31, 2026 compared to the same period of the prior year. The increase was primarily due to increases of $6.1 million in personnel and related costs, partially offset by a decrease of $2.7 million in bad debt expense. The increase in personnel and related costs included increases of $4.2 million in stock-based compensation and $1.4 million in salaries and related taxes.
Restructuring and other related charges

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Restructuring and other related charges	$19,920	$—	$19,920	NM

NM = Not Meaningful
For the three months ended July 31, 2026, we recorded restructuring and other related charges consisting of employee-related severance and termination benefit charges of $19.9 million. We had no such charges in the same period of the prior year.
Other Income, Net
Interest expense

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Interest expense	$(6,281)	$(6,351)	$70	(1)%
Interest, primarily related to our Senior Notes, expense remained relatively flat for the three months ended July 31, 2026 compared to the same period of the prior year.
Other income, net

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
Other income, net	$12,597	$15,782	$(3,185)	(20)%
Other income, net decreased by $3.2 million, or 20%, for the three months ended July 31, 2026 compared to the same period of the prior year. The decrease was due to a decrease of $2.9 million in interest and other investment income, primarily from our marketable securities, and an increase of $0.3 million in other expense, net.
(Benefit from) Provision for Income Taxes

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(in thousands)
(Benefit from) provision for income taxes	$(529)	$24,594	$(25,123)	(102)%
The benefit from income taxes was $0.5 million for the three months ended July 31, 2026 compared to a provision for income taxes of $24.6 million for the same period of the prior year. Our effective tax rate for the three months ended July 31, 2026 was 3%. Our effective tax rate for the three months ended July 31, 2025 was not meaningful as our interim tax provision excluded pre-tax losses in jurisdictions where a valuation allowance was maintained, which caused the provision to reflect only tax provisions in jurisdictions with profitable operations and resulted in a disproportionate effective tax rate.

We assess the need for a valuation allowance against our deferred tax assets on a quarterly basis. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of our deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all our deferred tax assets will not be realized. As of July 31, 2026, we have a remaining valuation allowance of $4.1 million related to certain U.S. states and foreign jurisdictions.
Liquidity and Capital Resources
As of July 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.461 billion. Our cash, cash equivalents, and marketable securities consist of highly liquid investment-grade fixed-income securities. We believe that the credit quality of the securities portfolio, which is diversified among industries and individual issuers, is strong.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $748.7 million as of July 31, 2026. We have historically incurred, and may continue to incur, operating losses and may generate negative cash flows from operations in the future due to the investments we intend to make. As a result, we may require additional capital resources to execute our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and marketable securities and cash from our future operations will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and macroeconomic conditions. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our future both near-term and long-term capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of solutions or product features, and the continuing market acceptance of our solutions and services.
We may enter into arrangements in the future to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based our estimate of the adequacy of our financial resources on assumptions that may prove to be wrong, and we could use our available resources sooner than we currently expect.
In July 2021, we issued long-term debt of $575.0 million, represented by our Senior Notes, and we may be required to seek additional equity or debt financing. As market conditions warrant, we may from time to time seek to purchase our outstanding debt securities, including the Senior Notes, in privately negotiated or open market transactions, by tender offer or otherwise.
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
During the three months ended July 31, 2026, we repurchased 0.8 million of our outstanding ordinary shares for an aggregate purchase price of $40.0 million, excluding transaction costs associated with the repurchases, at a weighted-average price of $49.71 per share. All repurchases were made in open market transactions. As of July 31, 2026, $120.0 million remained available for future repurchases under the Share Repurchase Program. See Note 10, “Ordinary Shares,” to our accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$132,004	$104,835
Net cash provided by (used in) investing activities	$18,140	$(170,375)
Net cash (used in) provided by financing activities	$(36,712)	$326
Net Cash Provided By Operating Activities
Net cash provided by operating activities during the three months ended July 31, 2026 was $132.0 million, which resulted from adjustments for non-cash charges of $113.9 million and a net cash inflow of $34.8 million from changes in operating assets and liabilities, partially offset by a net loss of $16.7 million. Non-cash charges primarily consisted of $74.8 million for stock-based compensation expense, $32.5 million for amortization of deferred contract acquisition costs, and $3.4 million for depreciation and intangible asset amortization expense. The net cash inflow from changes in operating assets and liabilities resulted from a $227.0 million decrease in accounts receivable, net and a $6.6 million decrease in prepaid expenses and other assets. These inflows were partially offset by outflows from a $139.2 million decrease in deferred revenue, a $32.7 million net decrease in accounts payable, accrued expenses, and accrued compensation and benefits, a $24.9 million increase in deferred contract acquisition costs, and a $2.1 million decrease in operating lease liabilities.
Net cash provided by operating activities during the three months ended July 31, 2025 was $104.8 million, which resulted from adjustments for non-cash charges of $120.8 million and a net cash inflow of $8.6 million from changes in operating assets and liabilities, partially offset by a net loss of $24.6 million. Non-cash charges primarily consisted of $69.9 million for stock-based compensation expense, $26.2 million for amortization of deferred contract acquisition costs, and $21.6 million in deferred income taxes. The net cash inflow from changes in operating assets and liabilities resulted from a $154.0 million decrease in accounts receivable, net, which was partially offset by outflows from a $97.9 million decrease in deferred revenue, a $22.3 million increase in deferred contract acquisition costs, a $16.3 million net decrease in accounts payable, accrued expenses, and accrued compensation and benefits, a $6.1 million increase in prepaid expenses and other assets, and a $2.7 million decrease in operating lease liabilities.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities of $18.1 million during the three months ended July 31, 2026 was primarily due to sales, maturities, and redemptions of marketable securities of $133.5 million, partially offset by purchases of marketable securities of $114.8 million, and purchases of property and equipment of $0.6 million.
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
Net Cash (Used In) Provided By Financing Activities
Net cash used in financing activities of $36.7 million during the three months ended July 31, 2026 was due to repurchases of ordinary shares of $40.0 million, partially offset by proceeds from stock option exercises of $3.3 million.
Net cash provided by financing activities of $0.3 million during the three months ended July 31, 2025 was due to proceeds from stock option exercises.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers. During the three months ended July 31, 2026, we increased our non-cancelable cloud hosting capacity commitments to $978.8 million over the next five years. There were no other material changes, outside the ordinary course of business, to our contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K.

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
Interest Rate Risk
We had cash, cash equivalents, restricted cash, and marketable securities totaling $1.463 billion as of July 31, 2026. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds, and our marketable securities are held in time deposits and corporate and government debt securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
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
We have experienced, and will continue to experience, fluctuations in our operating results as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. An immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies could have a material effect on our revenue, operating expenses, and net loss. As a component of other income, net, we recognized foreign currency transaction losses of $0.5 million and $0.7 million for the three months ended July 31, 2026 and 2025, respectively.
As of July 31, 2026, our cash, cash equivalents, restricted cash, and marketable securities were primarily denominated in U.S. dollars, Euros, and British Pound Sterling. A 10% increase or decrease in exchange rates as of such date would have had an impact of approximately $13.2 million on our cash, cash equivalents, restricted cash, and marketable securities balances.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended July 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K. The risks described in the Company’s Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.
Our plan to align our investments more closely with our strategic priorities that we announced on June 24, 2026 may not result in the anticipated benefits or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.
On June 24, 2026, we announced a plan to reduce our workforce by approximately 7% and to align our investments more closely with our strategic priorities. We adopted this plan to simplify team structures, reduce organizational complexity, improve decision-making speed, reallocate resources towards key growth areas, and invest in the skills and capabilities needed to support our ongoing growth. We may incur additional expenses associated with the reduction in our workforce not contemplated by our plan, which may have an impact on other areas of our liabilities and obligations and contribute to losses in future periods. We may not realize, in full or in part, the anticipated benefits and savings from our plan due to unforeseen difficulties, delays, or unexpected costs. If we are unable to realize the expected benefits and operational efficiencies, our operating results and financial condition would be adversely affected.
Furthermore, implementation of our plan may be disruptive to our operations. For example, our workforce reduction could result in voluntary attrition beyond planned staff reductions, increased difficulties and workloads in our day-to-day operations, and reduced employee morale. If employees who were not affected by the reduction in force seek alternative employment, we could incur unplanned additional expenses to ensure adequate resourcing and fail to attract and retain qualified management, engineering, sales, and marketing personnel who are critical to our business. Our failure to do so could harm our business and our future performance. In addition, implementation of the plan may require more than anticipated management time and resources, which may divert attention away from core business objectives and strategic growth initiatives and negatively impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity under our authorized share repurchase program for the three months ended July 31, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2) (in thousands)
May 1, 2026 to May 31, 2026	804,601	$49.71	804,601
June 1, 2026 to June 30, 2026	—	—	—
July 1, 2026 to July 31, 2026	—	—	—
Total	804,601	$49.71	804,601	$120,000
(1)    Weighted-average price paid per share excludes transaction costs associated with the repurchases.
(2)    In October 2025, our board of directors authorized a share repurchase program of up to $500.0 million of our outstanding ordinary shares. The program has no expiration date. All repurchases during the three months ended July 31, 2026 were made in open market transactions.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended July 31, 2026, the following officer, as defined in Rule 16a-1(f) under the Exchange Act, terminated a “Rule 10b5-1 trading arrangement” as defined for purposes of Regulation S-K Item 408.
On May 4, 2026, Navam Welihinda, our Chief Financial Officer, terminated a trading plan. The plan, which was adopted on July 7, 2025 and scheduled to expire on July 7, 2026, permitted the sale of up to 27,376 of our ordinary shares, as reduced by any net share settlement, underlying 21,106 restricted stock units and 6,270 performance share units, assuming vesting and payout of the latter awards at the maximum 200% level upon satisfaction of the specified performance criteria.

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Association of Elastic N.V. (English translation).	10-Q	001-38675	3.1	12/12/2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
______________________

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elastic N.V.

Date: August 28, 2026	By:	/s/ Ashutosh Kulkarni
Ashutosh Kulkarni
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 28, 2026	By:	/s/ Navam Welihinda
Navam Welihinda
Chief Financial Officer (Principal Financial Officer)